Form 10-Q
period 1996-03-31
POWERCERV CORP
filed 1996-05-15
CIK 1005758

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -------------------
                                   FORM 10-Q

             X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            ---      OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            ---      OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                to
                                        ------------      --------------

                             -------------------

                         Commission File Number 0-27574

                             POWERCERV CORPORATION
             (Exact name of registrant as specified in its charter)


          FLORIDA                                        59-3350778
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)



          400 NORTH ASHLEY DRIVE, SUITE 2700, TAMPA, FLORIDA 33602 (Address of principal executive offices, including zip code)

                                 (813) 226-2600
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                               -----     -----

     As of May 8, 1996, there were 13,800,674 shares of the registrant's common stock, $.001 par value, outstanding.

================================================================================

                             POWERCERV CORPORATION
                                   FORM 10-Q



                                    Contents


Part I. Financial Information                                                                              Page

Item 1. Financial Statements

  Condensed Consolidated Balance Sheets as of March  31,1996 (unaudited) and December 31, 1995  . . .        2

  Condensed Consolidated Statements of Operations for the Three Months Ended
   March 31, 1996 and 1995 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3

  Condensed Consolidated Statements of Cash Flows for the
   Three Months Ended March 31, 1996 and 1995 (unaudited) . . . . . . . . . . . . . . . . . . . . . .        4

  Notes to Condensed Consolidated Financial Statements (unaudited)  . . . . . . . . . . . . . . . . .        5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations . . . .        7

  Accountant's Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14



Part II.  Other Information

Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15



Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16



INTERGY is a registered trademark of the registrant and the PowerCerv logo, ADAPTlications, EnPower Series, PowerPerformance Series, PowerTOOL, PADLock, FLOWBuilder, BatchBuilder, PowerCOM, PowerMAN, Xceed, Response, GrowthPlan and AppSync are trademarks of the registrant. All other trademarks and company names mentioned are the property of their respective owners.

                             POWERCERV CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                      MARCH 31,                DECEMBER 31,
                                                                                         1996                     1995
                                                                                    -----------------------------------------
                                                                                     (UNAUDITED)
                 ASSETS

                 Current assets:
                    Cash and cash equivalents                                          $  16,043                $       1
                    Accounts receivable, net of allowance of $500 and
                       $425, respectively                                                  9,868                    7,950
                    Refundable income taxes                                                  115                      823
                    Inventories                                                               84                       43
                    Other current assets                                                     230                       30
                                                                                       ---------                ---------
                       Total current assets                                               26,340                    8,847
                 Property and equipment, net                                               2,199                    1,886
                 Intangible assets, net                                                    3,838                    3,193
                 Deferred tax asset                                                        1,295                    1,195
                 Other assets                                                                 76                      171
                                                                                       ---------                ---------
                       Total assets                                                    $  33,748                $  15,292
                                                                                       =========                =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                 Current liabilities:
                    Lines of credit                                                    $       -                $   3,417
                    Current portion of notes payable                                           -                    2,468
                    Accounts payable                                                       1,665                    1,720
                    Accrued expenses                                                       1,423                    1,114
                    Deferred revenue                                                       1,476                    1,425
                    Due to affiliate                                                           -                       11
                                                                                       ---------                ---------
                       Total current liabilities                                           4,564                   10,155

                 Notes payable, less current portion                                           -                    8,932
                 Noncurrent income taxes payable                                           1,520                    1,195
                 Redeemable preferred stock                                                    -                    5,500
                 Convertible preferred stock                                                   -                    5,500
                 Shareholders' equity (deficit)                                           27,664                  (15,990)
                                                                                       ---------                ---------
                       Total liabilities and shareholders' equity                      $  33,748                $  15,292
                                                                                       =========                =========

           See notes to condensed consolidated financial statements.

                             POWERCERV CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)


                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                              ---------------------------------------
                                                                                  1996                         1995
                                                                              -----------                   ---------
                 Revenues:
                    License fees                                              $     3,054                   $     829
                    Technology resales                                                710                       1,067
                    Service fees                                                    6,033                       3,706
                                                                              -----------                   ---------
                       Total revenues                                               9,797                       5,602
                                                                              -----------                   ---------
                 Costs and expenses:
                    Cost of licenses                                                  230                           -
                    Cost of technology resales                                        460                         860
                    Cost of services                                                3,522                       1,997
                    General and administrative                                      1,030                         889
                    Research and development                                        1,355                         526
                    Sales and marketing                                             2,410                         951
                    In-process research and development                               100                           -
                                                                              -----------                   ---------
                       Total costs and expenses                                     9,107                       5,223
                                                                              -----------                   ---------
                       Operating income                                               690                         379

                    Interest expense (income), net                                     96                          (1)
                                                                              -----------                   ---------
                       Income before income taxes                                     594                         380

                 Provision for income taxes                                           225                         150
                                                                              -----------                   ---------
                       Net income                                             $       369                   $     230
                                                                              -----------                   ---------

                 Earnings per share                                           $      0.03                   $    0.02
                                                                              ===========                   =========
                 Weighted average shares outstanding                               11,703                      10,837
                                                                              ===========                   =========



           See notes to condensed consolidated financial statements.

                             POWERCERV CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)




                                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                            -----------------------------------
                                                                                               1996                     1995
                                                                                            -----------               ---------
                 Cash flows from operating activities:
                    Net income                                                              $       369               $     230
                    Adjustments to reconcile net income to net cash
                       provided by (used in) operations:
                       Depreciation and amortization                                                121                      42
                       Deferred taxes                                                              (100)                     43
                       Write-off of in-process research and development                             100                       -
                       Accretion of imputed interest                                                141                       -
                       Amortization of intangibles                                                  231                       -
                       Changes in assets and liabilities (net of effect of acquisition)            (712)                    (47)
                                                                                            -----------               ---------
                              Net cash provided by operating activities                             150                     268
                                                                                            -----------               ---------
                 Cash flows from investing activities:
                    Purchases of property and equipment, net                                       (278)                   (152)
                    Acquisition of net assets, net of cash received                                 (21)                      -
                                                                                            -----------               ---------
                              Net cash used in investing activities                                (299)                   (152)
                                                                                            -----------               ---------
                 Cash flow from financing activities:
                    Net proceeds from issuance of common stock                                   36,850                       -
                    Borrowings on line of credit                                                      -                      86
                    Subchapter S distributions                                                        -                    (160)
                    Repayment of notes payable                                                  (11,541)                      -
                    Redemption of preferred stock                                                (5,500)                      -
                    Repayment of lines of credit                                                 (3,618)                      -
                                                                                            -----------               ---------
                              Net cash provided by (used in) financing activities                16,191                     (74)
                                                                                            -----------               ---------
                 Net increase in cash and cash equivalents                                       16,042                      42
                 Cash and cash equivalents, beginning of period                                       1                      87
                                                                                            -----------               ---------
                 Cash and cash equivalents, end of period                                   $    16,043               $     129
                                                                                            ===========               =========



See notes to condensed consolidated financial statements.

                             POWERCERV CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            MARCH 31, 1996 AND 1995


A.  BASIS OF PRESENTATION

     The condensed consolidated balance sheet of PowerCerv Corporation and its Subsidiary (collectively, the "Company") as of March 31, 1996 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1995 has been derived from the Company's audited consolidated financial statements at that date.

     Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Form S-1 Registration Statement as declared effective on February 29, 1996.

   The results of operations for the three months ended March 31, 1996 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.


B. INITIAL PUBLIC OFFERING

   On March 1, 1996, the Company completed its initial public offering ("IPO") and issued 2,900,000 shares of its common stock at a price of $14.00 per share. The Company received approximately $36.9 million of cash, net of offering expenses and underwriting discounts and commissions. Simultaneously, all outstanding shares of convertible preferred stock were automatically converted into common stock on a one-for-one basis and all outstanding shares of redeemable preferred stock were redeemed. On April 3, 1996, the Company received approximately $6.4 million, net of underwriting discounts and commissions, in connection with the issuance of 495,000 shares of its common stock pursuant to the underwriter's exercise of the over-allotment option granted by the Company in connection with the IPO.


C.  EARNINGS PER SHARE

     Earnings per share is computed using the weighted average number of shares of common stock outstanding and dilutive common equivalent shares. Pursuant to the rules of the Securities and Exchange Commission, common and common equivalent shares issued during the twelve month period prior to the Company's IPO have been assumed to be outstanding for all periods presented.

                             POWERCERV CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



D. ACCRUED EXPENSES

   Accrued expenses consist of the following at March 31, 1996 and December 31, 1995:

                                                                     1996                       1995
                                                               ----------------           ---------------
                              Compensation                     $       702,000            $       660,000
                              Sales tax                                311,000                    355,000
                              IPO expenses                             250,000                          -
                              Other                                    160,000                     99,000
                                                                --------------             --------------
                                                                $    1,423,000             $    1,114,000
                                                                ==============             ==============


E.  INCOME TAXES

     Prior to May 15, 1995, the Company was treated as an S Corporation for income tax purposes. Effective May 15, 1995, the Company converted to a C Corporation, and adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The provision for income taxes in 1995 was calculated using the statutory tax rate in effect during the applicable period, as if the Company were taxable as a C Corporation.

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

OVERVIEW

     PowerCerv Corporation and its wholly-owned subsidiary, PowerCerv Technologies Corporation (collectively the "Company") provide a broad range of client/server development tools, application products and services enabling its customers to successfully implement client/server systems to achieve their business goals. The Company's products and services provide its customers with the ability to successfully design, develop, deploy and maintain client/server solutions for their specific needs, whether those needs are best met by buying pre-written applications, building custom applications from scratch or combining elements of both approaches. The Company not only provides development tools to customers designing their own applications, but also provides application products that can themselves be adapted to the customer's specific requirements. In addition, the Company provides consulting and education services to assist customers in designing and deploying an optimal solution for their business problems. PowerCerv's development tools and application products are based on the technology foundation of widely-used products provided by vendors such as Powersoft, Sybase, Oracle and Microsoft, and utilize an open architecture enabling their implementation with multiple databases, multiple operating systems, and integration to other industry standard applications.

     The discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed herein and including those in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and the risks discussed in the "Risk Factors" section (including, but not limited to, the Company's ability to manage change, fluctuation in the company's quarterly activities and results of operations, the Company's dependence on new products, the overall condition of the client/server market and the Company's technology foundations, the availability of qualified consulting personnel, the risks inherent in the Company's development of its new products, and competition) in the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on February 29, 1996 (Reg. No. 333-00250). Due to all of these factors, it is possible that in some future quarters the Company's results of operations may be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be adversely affected.

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)





RESULTS OF OPERATIONS

     The Company's revenues consist primarily of software license fees, resales of software products developed by other independent software vendors ("technology resales") and fees for services, including consulting, education and maintenance. For the quarter ended March 31, 1996, service fees remain the Company's largest single revenue source, although the Company's strategy is to seek to increase revenue generated by licensing its development tools and application products as a percentage of total revenue.

     The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 91-1, Software Revenue Recognition. Software license fees are recognized upon shipment to the customer if collection is probable and the remaining Company obligations are insignificant. The Company provides for potential product returns and allowances at the time of shipment. Historically, product returns and allowances have been immaterial. Revenues from consulting and education services are recognized as those services are performed. Revenue for maintenance services is recognized ratably over the term of the support period. Unrecognized amounts are recorded as deferred revenue.

     The Company's quarterly revenue and results of operations have fluctuated significantly in the past and will likely fluctuate in the future. Causes of such fluctuations have included and may include, among others, the demand for the Company's products and services; the size and timing of orders; the number, timing and significance of new product announcements by the Company and its competitors; the ability of the Company to develop, introduce, market, sell and ship existing, new and enhanced versions of the Company's products on a timely basis; the level of product and price competition; changes in operating expenses; changes in average selling prices and mix between the Company's products, technology resale products and services; changes in the Company's sales incentive strategy; the mix of direct and indirect sales (including international sales); changes in customers' budget constraints and general economic factors. Any one or more of these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. The potential occurrence of any one or more of these factors makes the prediction of revenue and results of operations on a quarterly basis difficult and performance forecasts derived from such predictions unreliable.

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

REVENUES


                                                           Three months ended March 31,
                                                           ----------------------------
                                                      1996            CHANGE          1995
             -------------------------------------  -----------------------------------------
             License fees                           $ 3,054            268%          $  829
             Percentage of total revenues                31%                             15%
             -------------------------------------  -----------------------------------------
             Technology resales                         710            (33)%          1,067
             Percentage of total revenues                 7%                             19%
             -------------------------------------  -----------------------------------------
             Service fees                             6,033             63%           3,706
             Percentage of total revenues                62%                             66%
             -------------------------------------  -----------------------------------------

     In general, revenues are difficult to forecast because the market for client/server software is evolving rapidly and the Company's sales cycle, from the customer's initial evaluation through purchase of multiple licenses and the related support services, varies substantially from customer to customer and from product to product. License fee revenue from quarter to quarter is difficult to forecast, as no significant order backlog exists at the end of any quarter because the Company's products typically are shipped upon receipt of customers' orders.

   The Company's strategy is to seek to expand its offering of higher margin development tools and application products and increase their sales as a percentage of total revenue. Implementation of this strategy has in the past, and may in the future, cause the Company's quarterly results to fluctuate. In addition, the Company has built and intends to continue to build an expense infrastructure that assumes this strategy will succeed. Therefore, the failure of the Company to achieve this strategy could have a material adverse effect on the Company's business, financial condition and results of operations.

   License fees revenue rose as a result of an increase in the number of licenses sold primarily due to increased market acceptance of the Company's products and underlying client/server technology, expansion of the Company's product offerings and growth in the Company's sales, marketing and customer service organizations.

     Technology resales revenue decreased due to the Company's increased focus on sales of its own development tools and application products and increased market competition for technology resale products. The Company believes that 1996 quarterly technology resales revenue will continue to be less than such revenue in the corresponding periods in 1995.

     Service fees revenue grew because of the increase in the number of consulting personnel, the increase in the realized consulting hourly rates and the additional maintenance revenue provided by the Company's product licensing activities. The higher rates per hour were attained due to the consultants performing higher value added work associated with licenses of the Company's products.

COSTS AND EXPENSES



             COST OF REVENUES:                           Three months ended March 31,
                                                         ----------------------------
                                                    1996           CHANGE            1995
             ------------------------------     -------------------------------------------
             Cost of licenses                     $  230             (*)            $   -
             Gross profit percentage                  92%                               -%
             ------------------------------     -------------------------------------------
             Cost of technology resales              460           (47)%              860
             Gross profit percentage                  35%                              19%
             ------------------------------     -------------------------------------------
             Cost of services                      3,522            76 %            1,997
             Gross profit percentage                  42%                              46%
             ------------------------------     -------------------------------------------

(*) not meaningful

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


     A substantial portion of the Company's operating expenses is related to personnel, facilities and marketing programs. The level of spending for such expenses cannot be adjusted quickly and is therefore fixed in the short term. The Company's expense levels for personnel, facilities and marketing programs are based, in significant part, on the Company's expectations of future revenue on a quarterly basis. If actual revenue levels on a quarterly basis are below management's expectations, results of operations are likely to be adversely affected by a similar amount because a relatively small amount of the Company's operating expense varies with its revenue in the short term.

     The cost of licenses consists primarily of production costs and the amortization of intangible assets. The 1995 cost of licenses was immaterial and therefore not classified as a separate component of costs and expenses.

     The increase in the gross profit margin of technology resales is due to new higher margin resales, primarily databases, and the recognition of revenue of certain resale products on a commission basis versus recording the transaction as gross sales revenue with the corresponding costs.

     The decrease in the gross profit margin of service fees resulted primarily from increased personnel costs. The Company anticipates that the gross profit margin for 1996 quarterly service fees will continue to be less than such margin for the corresponding periods in 1995, and the 1996 first quarter gross profit margin may not be sustainable.

                 OPERATING EXPENSES:                                      Three months ended March 31,
                                                                          ----------------------------
                                                                1996               CHANGE                  1995

                 --------------------------------------    -----------------------------------------------------
                 General and administrative                   $1,030                16%                  $889
                 Percentage of total revenues                     11%                                      16%
                 --------------------------------------    -----------------------------------------------------
                 Research and development                      1,355                158%                  526
                 Percentage of total revenues                     14%                                       9%
                 --------------------------------------    -----------------------------------------------------
                 Sales and marketing                           2,410                153%                  951
                 Percentage of total revenue                      25%                                      17%
                 --------------------------------------    -----------------------------------------------------
                 In-process research and development             100                 (*)                    -
                 Percentage of total revenues                      1%                                       -%
                 --------------------------------------    -----------------------------------------------------



(*) not meaningful

     General and administrative ("G&A") expenses decreased as a percentage of total revenues primarily due to certain corporate professional support personnel being reclassified from G&A to sales and marketing and leverage being obtained from the existing G&A infrastructure.

     Research and development ("R&D") expenses increased due primarily to additional R&D personnel necessary to expand and enhance the Company's product line. The Company believes that R&D will continue to increase in dollar amounts in the future.

     The rise in sales and marketing expenses was attributable to the Company's investment in its direct and indirect sales force, both domestically and internationally, and increased marketing expenses for the Company's expanded product line. The Company will continue to increase its direct and indirect sales force and consequently its sales and marketing expenses may continue to increase both in dollar amounts and percentage of total revenues in the near future.

     Effective January 1, 1996, the Company completed the strategic acquisition of substantially all of the net assets of Visual Systems Development Group of Michigan, Inc. The acquisition resulted in the issuance of 110,000 shares of the Company's common stock and was accounted for as a purchase transaction. The allocation of the purchase price of $935 included an allocation of $100 to in-process R&D which is reflected as a one-time charge in the Company's first quarter 1996 operating results.

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


PROVISION FOR INCOME TAXES

                                                                               Three months ended March 31,
                                                                               ----------------------------
                                                                            1996       CHANGE         1995
                                                                         --------------------------------------
                              Provision for income taxes                 $     225      50%           $     150
                              Percentage of revenue                              2%                           3%

   The Company's estimated tax rate for the three months ended March 31, 1996 was 39% compared to 38% for the corresponding period in 1995.

     Until May 1995, the Company was treated as an S Corporation for federal and state income tax purposes. Accordingly, federal income taxes on any earnings were payable by the Company's shareholders rather than the Company. The provision for income taxes in 1995 was calculated using the statutory tax rate in effect during the applicable period, as if the Company were taxable as a C Corporation.


LIQUIDITY AND CAPITAL RESOURCES

                                                                                         As of and for the
                                                                                     Three months ended March 31,
                                                                                     ----------------------------
                                                                                1996          CHANGE             1995
                                                                             -------------------------------------------
                 Working capital                                             $   21,776        (*)             $  (1,479)
                 Cash and cash equivalents                                       16,043        (*)                   129
                 Cash provided by operating activities                              150       (44%)                  268
                 Cash used in investing activities                                  299        97%                   152
                 Cash provided by (used in) financing activities                 16,191        (*)                   (74)

(*) not meaningful.

   Working capital, cash and cash equivalents and cash provided by financing activities increased in the three months ended March 31, 1996, due primarily to the successful completion of the IPO on March 1, 1996.

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


     The decrease in cash flow from operations for the three months ended March 31, 1996 as compared to the corresponding period in 1995 was due primarily to the significant growth of the Company and the resulting impact on the changes in assets and liabilities.

     Cash used in investing activities increased for the three months ended March 31, 1996 as compared to the corresponding period in 1995, due primarily to additional purchases of property and equipment.

     Proceeds from the IPO were used to pay off all outstanding bank debt and shareholder loans. Due to the Company's strong cash position and in light of its current plans, the Company terminated its bank lines of credit.

     The Company believes that funds generated from its operations, existing cash balances, and the $6.4 million received on April 3, 1996 in connection with the underwriter's exercise of the over-allotment option will be sufficient to finance the Company's operations for at least the next twelve months.


                             REVIEW BY INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

     The Company's independent certified public accountants have made a limited review of the financial information furnished herein in accordance with standards established by the American Institute of Certified Public Accountants. The Accountants' Report is presented on page 14 of this report.

[KPMG PEAT MARWICK LLP LETTERHEAD]
     100 North Tampa Street, Suite 2400
     Tampa, FL 33602




                              ACCOUNTANTS' REPORT



The Board of Directors
PowerCerv Corporation:


We have reviewed the condensed consolidated balance sheet of PowerCerv Corporation and subsidiary as of March 31, 1996, and the related condensed consolidated statements of operations and cash flows for the three months ended March 31, 1996 and 1995. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of PowerCerv Corporation and subsidiary as of December 31, 1995, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows, for the year then ended (not presented herein); and in our report dated January 27, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                           /s/KPMG Peat Marwick LLP
                                              KPMG PEAT MARWICK LLP


April 18, 1996

                            POWERCERV CORPORATION

                          PART II.   OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
      2.1 Agreement and Plan of Reorganization, dated as of January 1, 1996, among the Company, PowerCerv Technologies Corporation and Visual Systems Development Group of Michigan, Inc. (incorporated herein by reference to Exhibit Number 2.3 to the Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-00250)).

      3.1 Articles of Incorporation of the Company effective as of January 1, 1996, as amended by the Articles of Amendment dated as of January 9, 1996 (incorporated herein by reference to Exhibit Number 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-00250)).

      3.2 Bylaws of the Company (incorporated herein by reference to Exhibit Number 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-00250)).

      4.1 Form of Share Exchange Agreement, effective as of January 1, 1996 between the Company and the former owners of capital stock of the Company's subsidiary, PowerCerv Technologies Corporation (incorporated herein by reference to Exhibit Number 4.4 to the Company's Registration Statement on Form S-1 (File No. 333-00250)).

      4.2 Form of Agreement to Convert Preferred Stock among the Company, Summit Ventures III, L.P., Summit Investors II, L.P. and ABS Capital Partners, L.P. (incorporated herein by reference to Exhibit Number 4.5 to the Company's Registration Statement on Form S-1 (File No. 333-00250)).

      10.1 Management Services Agreement, dated as of January 1, 1996, between the Company and PowerCerv Technologies Corporation (incorporated herein by reference to Exhibit Number 10.25 to the Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-00250)).

      10.2 Loan Agreement and related promissory notes' security agreements and guarantees, each dated February 13, 1996, among NationsBank, N.A. (South), the Company, Harold R. Ross, Marc J. Fratello, and Roy E. Crippen, III for a $4,000,000 and a $1,500,000 revolving line of credit (incorporated herein by reference to Exhibit Number 10.23 to the Pre-Effective Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 333-00250)).

      15.1    Letter re unaudited interim financial information.

      27.1    Financial Data Schedule (for SEC use only).

(b)   Reports on Form 8-K

      The Company did not file any report on Form 8-K during the quarter ended March 31, 1996.

                             POWERCERV CORPORATION

                                   FORM 10-Q

               (for the three-month period ended March 31, 1996)


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 1996

                                        PowerCerv Corporation


                                        /s/ Harold R. Ross
                                        ----------------------------------------
                                        Harold R. Ross,
                                        Chief Executive Officer


                                        /s/ Gerald R. Wicker
                                        ----------------------------------------
                                        Gerald R. Wicker,
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)