Form 10-Q
period 1996-06-30
POWERCERV CORP
filed 1996-08-14
CIK 1005758

================================================================================
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                -------------

                                  FORM 10-Q

  X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
- -----                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
- ------                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from               to
                                        ------------     ---------------


                         Commission File Number 0-27574

                             POWERCERV CORPORATION
             (Exact name of registrant as specified in its charter)


                    FLORIDA                    59-3350778
              (State or other jurisdiction of  (I.R.S. Employer
              incorporation or organization)   Identification No.)


           400 NORTH ASHLEY DRIVE, SUITE 2700, TAMPA, FLORIDA 33602 (Address of principal executive offices, including zip code)

                                 (813) 226-2600
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X   NO
                                               ---     ---
As of August 6, 1996, there were 13,826,447 shares of the registrant's common stock, $.001 par value, outstanding.




================================================================================

                             POWERCERV CORPORATION
                                   FORM 10-Q



                                    Contents

PART I. FINANCIAL INFORMATION                                                                                     PAGE

Item 1. Financial Statements

    Condensed Consolidated Balance Sheets as of June 30, 1996 (unaudited)
      and December 31, 1995....................................................................................... 2

    Condensed Consolidated Statements of Operations for the Three Months Ended
      June 30, 1996 and 1995 (unaudited) and
      Six Months Ended June 30, 1996 and 1995 (unaudited)........................................................  3

    Condensed Consolidated Statements of Cash Flows for the
      Six Months Ended June 30, 1996 and 1995 (unaudited)........................................................  4

    Notes to Condensed Consolidated Financial Statements (unaudited).............................................  5

Item 2. Management's Discussion and Analysis of Financial Condition and Results
          of Operations..........................................................................................  7

Accountants' Report.............................................................................................. 14



PART II.  OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K......................................................................... 15



Signatures....................................................................................................... 16




INTERGY is a registered trademark of the registrant and the PowerCerv logo, ADAPTlications, EnPower Series, PowerPerformance Series, PowerTOOL, PADLock, FLOWBuilder, BatchBuilder, PowerCOM, PowerMAN, Xceed, Response, GrowthPlan and AppSync are trademarks of the registrant. All other trademarks and company names mentioned are the property of their respective owners.

                             POWERCERV CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)





                                                                JUNE 30,            DECEMBER 31,
                                                                  1996                  1995
                                                           ---------------------------------------------
                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                $            20,318  $                      1
  Accounts receivable, net of allowance of $500 and
      $425, respectively                                                11,732                     7,950
  Refundable income taxes                                                  124                       823
  Inventories                                                              210                        43
  Other current assets                                                     543                        30
                                                           -------------------  ------------------------
      Total current assets                                              32,927                     8,847
Property and equipment, net                                              2,640                     1,886
Intangible assets, net                                                   3,617                     3,193
Deferred tax asset                                                       1,332                     1,195
Other assets                                                                74                       171
                                                           -------------------  ------------------------
      Total assets                                         $            40,590  $                 15,292
                                                           ===================  ========================
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Lines of credit                                          $                 -   $                 3,417
  Current portion of notes payable                                           -                     2,468
  Accounts payable                                                       2,041                     1,720
  Accrued expenses                                                       1,168                     1,114
  Deferred revenue                                                       1,391                     1,425
  Due to affiliate                                                           -                        11
                                                           -------------------  ------------------------
        Total current liabilities                                        4,600                    10,155
Notes payable, less current portion                                          -                     8,932
Noncurrent income taxes payable                                          1,625                     1,195
Redeemable preferred stock                                                   -                     5,500
Convertible preferred stock                                                  -                     5,500
Shareholders' equity (deficit)                                          34,365                   (15,990)
                                                           -------------------  ------------------------
        Total liabilities and shareholders' equity         $            40,590  $                 15,292
                                                           ===================  ========================
See notes to condensed consolidated financial statements.

                             POWERCERV CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT INCOME PER SHARE)


                                         THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                  ------------------------------------------  -------------------------------------------
                                          1996                  1995                  1996                  1995
                                  --------------------  --------------------  --------------------  ---------------------
Revenue:
  License fees                    $              3,883  $             1,556   $              6,936  $              2,385
  Technology resales                             1,217                1,152                  1,927                 2,219
  Service fees                                   5,652                4,339                 11,686                 8,045
                                  --------------------  -------------------   --------------------  --------------------
    Total revenue                 $             10,752  $             7,047   $             20,549  $             12,649
                                  --------------------  -------------------   --------------------  ---------------------
Costs and expenses:
  Cost of licenses                $                366  $                 7   $                596                $    7
  Cost of technology resales                     1,055                  967                  1,514                 1,827
  Cost of services                               3,806                2,484                  7,329                 4,481
  General and administrative                     1,297                1,223                  2,327                 2,112
  Research and development                       1,858                  652                  3,213                 1,178
  Sales and marketing                            2,490                1,232                  4,900                 2,183
  In-process research &
    development                                      -                    -                    100                     -
                                  --------------------  -------------------   --------------------  --------------------
      Total costs and expenses    $             10,872  $             6,565   $             19,979  $             11,788
                                  --------------------  -------------------   --------------------  ---------------------
      Operating income (loss)     $               (120) $               482   $                570  $                861
  Interest income (expense) net                    293                  (45)                   197                   (44)
                                  --------------------  -------------------   --------------------  --------------------
      Income before income taxes  $                173  $               437   $                767  $                817
Provision for income taxes        $                 68                  880   $                293  $                880
                                  --------------------  -------------------   --------------------  --------------------
      Net Income (loss)           $                105  $              (443)  $                474  $                (63)
                                  ====================  ===================   ====================  ====================
Net income (loss) per share       $               0.01  $             (0.04)  $               0.04  $              (0.01)
                                  ====================  ===================   ====================  ====================
Shares used in computing net
  income (loss) per share                       14,240               10,837                 12,972                10,837
                                  ====================  ===================   ====================  ====================
Pro forma net income data:
      Income before income taxes                        $               437                         $                817
      Pro forma income taxes                                            166                                          310
                                                        -------------------                         --------------------
      Pro forma net income                                              271                                          507
                                                        ===================                         ====================
      Pro forma net income per share                    $              0.03                         $               0.05
                                                        ===================                         ====================
      Shares used in computing
        pro forma net income per share                               10,837                                       10,837
                                                        ===================                         ====================

See notes to condensed consolidated financial statements.

                            POWERCERV CORPORATION

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)




                                                                          SIX MONTHS ENDED JUNE 30,
                                                                        -----------------------------
                                                                            1996            1995
                                                                        -------------   -------------
Cash flows from operating activities:
  Net income (loss)                                                     $        474    $        (63)
  Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operations:
    Depreciation and amortization                                                261             110
    Deferred revenue                                                             (61)            182
    Write-off of in-process research and development                             100               -
    Accretion of imputed interest                                                141               -
    Amortization of intangibles                                                  452               -
    Changes in assets and liabilities (net of effect of acquisition)          (2,956)            (24)
                                                                        ------------    ------------
            Net cash provided by (used in) operating activities               (1,589)            205
                                                                        ------------    ------------
Cash flows from investing activities:
  Purchases of property and equipment, net                                      (860)           (460)
  Acquisition of net assets, net of cash received                                (21)              -
                                                                        ------------    ------------
            Net cash used in investing activities                               (881)           (460)
                                                                        ------------    ------------
Cash flows from financing activities:
  Net proceeds from issuance of preferred stock                                    -          10,926
  Net proceeds from issuance of common stock                                  43,446               -
  Repayments on line of credit                                                     -             (85)
  Subchapter S distributions                                                       -         (10,672)
  Repayment of notes payable                                                 (11,541)              -
  Redemption of preferred stock                                               (5,500)              -
  Repayment of lines of credit                                                (3,618)              -
                                                                        ------------    ------------
            Net cash provided by financing activities                         22,787             169
                                                                        ------------    ------------
Net increase (decrease) in cash and cash equivalents                          20,317             (86)
Cash and cash equivalents, beginning of period                                     1              87
                                                                        ------------    ------------
Cash and cash equivalents, end of period                                $     20,318    $          1
                                                                        ============    ============

See notes to condensed consolidated financial statements.

                             POWERCERV CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



A.   BASIS OF PRESENTATION

     The condensed consolidated balance sheet of PowerCerv Corporation and its subsidiary (collectively, the "Company") as of June 30, 1996 and the condensed consolidated statements of operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996 and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1995 has been derived from the Company's audited consolidated financial statements at that date.

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

     The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.


B.   INITIAL PUBLIC OFFERING

     On March 1, 1996, the Company completed its initial public offering ("IPO") and issued 2,900,000 shares of its common stock at a price of $14.00 per share. The Company received approximately $36.9 million of cash, net of offering expenses and underwriting discounts and commissions. Simultaneously, all outstanding shares of convertible preferred stock were automatically converted into common stock on a one-for-one basis and all outstanding shares of redeemable preferred stock were redeemed. On April 3, 1996, the Company received approximately $6.4 million, net of underwriting discounts and commissions, in connection with the issuance of an additional 495,000 shares of its common stock pursuant to the underwriter's exercise of the over-allotment option granted by the Company in connection with the IPO.


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

                             POWERCERV CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


D.   ACCRUED EXPENSES

     Accrued expenses consist of the following at June 30, 1996 and December 31, 1995:

              (DOLLARS IN THOUSANDS)

                 1996         1995
              -----------  -----------
Compensation  $       707  $       660
Sales tax             262          355
Other                 199           99
              -----------  -----------
              $     1,168  $     1,114
              ===========  ===========

E.   INCOME TAXES

     Prior to May 15, 1995, the Company was treated as an S Corporation for income tax purposes. Effective May 15, 1995, the Company converted to a C Corporation and adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The effect of the adoption of Statement 109 was $850,000 and has been reported as a component of income taxes for the three and six months ended June 30, 1995.

     Pro forma net income data has been calculated to present the provision for income taxes for the three and six months ended June 30, 1995 using the statutory tax rate in effect during the applicable periods, as if the Company were taxable as a C Corporation.

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

OVERVIEW

     PowerCerv Corporation and its wholly-owned subsidiary, PowerCerv Technologies Corporation (collectively, the "Company") provide a broad range of client/server software development tools, application products and services enabling its customers to successfully implement client/server systems to achieve their business goals. The Company's products and services provide its customers with the ability to successfully design, develop, deploy and maintain client/server solutions for their specific needs, whether those needs are best met by buying pre-written applications, building custom applications from scratch or combining elements of both approaches. The Company not only provides software development tools to customers designing their own applications, but also provides application products that can themselves be adapted to the customer's specific requirements. In addition, the Company provides consulting and education services to assist customers in designing and deploying an optimal solution for their business problems. PowerCerv's software development tools and application products are based on the technology foundation of widely-used products provided by vendors such as Powersoft, Sybase, Oracle and Microsoft, and utilize an open architecture enabling their implementation with multiple databases, multiple operating systems, and integration to other industry standard applications.

     The discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company's future actual results may differ materially from the results discussed herein and including those in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and the risks discussed in the "Risk Factors" section (including, but not limited to, the Company's ability to manage change, fluctuation in the Company's quarterly activities and results of operations, the Company's dependence on new products, the overall condition of the client/server market and the Company's technology foundations, the availability of qualified consulting personnel, the risks inherent in the Company's development of its new products, and competition) in the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on February 29, 1996 (Reg. No. 333-00250). Due to all of these factors, it is possible that in some future quarters the Company's results of operations may be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be adversely affected.

RESULTS OF OPERATIONS

     The Company's revenues consist primarily of software license fees, resales of software products developed by other independent software vendors ("technology resales") and fees for services, including consulting, education and maintenance. For the quarter ended June 30, 1996, service fees remain the Company's largest single revenue source, although the Company's strategy is to seek to increase revenue generated by licensing its application products and software development tools as a percentage of total revenue.

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

     In general, revenues are difficult to forecast because the market for client/server software is evolving rapidly and the Company's sales cycle, from the customer's initial evaluation through purchase of licenses and the related support services, varies substantially from customer to customer and from product to product. License fee revenue from quarter to quarter is difficult to forecast, as no significant order backlog exists at the end of any quarter because the Company's products typically are shipped upon receipt of customers' orders. The Company in the past has realized a substantial portion of its revenue in the last month of a quarter, with this revenue concentrated in the last weeks or days of a quarter.

     The Company's strategy is to seek to expand its offering of higher margin application products and software development tools and increase their sales as a percentage of total revenue. Implementation of this strategy has in the past, and may in the future, cause the Company's quarterly results to fluctuate. In addition, the Company has built and intends to continue to build an expense infrastructure that assumes this strategy will succeed. Therefore, the failure of the Company to achieve this strategy could have a material adverse effect on the Company's business, financial condition and results of operations.

     In addition, the Company's strategy is to supplement the marketing of its software development tools, application products and services by its direct sales force and telesales group with indirect marketing channels such as value-added resellers ("VARs"), original equipment manufacturers ("OEMs") and distributors. Selling through indirect channels may limit the Company's contacts with its customers. As a result, the Company's ability to accurately forecast sales, evaluate customer satisfaction and recognize emerging customer requirements may be hindered. The Company's strategy of marketing its products directly to end-users and indirectly through VARs, OEMs and distributors may result in distribution channel conflicts. The Company's direct sales efforts may compete with those of its indirect channels and, to the extent different resellers target the same customers, resellers may also come into conflict with each other. Although the Company has attempted to manage its distribution channels in a manner to avoid potential conflicts, there can be no assurance that channel conflicts will not materially adversely affect its relationships with existing VARs, OEMs or distributors or adversely affect its ability to attract new VARs, OEMs and distributors.

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)



     The Company's quarterly revenue and results of operations have fluctuated significantly in the past and will likely fluctuate in the future. Causes of such fluctuations have included and may include, among others, the demand for the Company's products and services; the size and timing of orders; the number, timing and significance of new product announcements by the Company and its competitors; the ability of the Company to develop, introduce, market, sell and ship existing, new and enhanced versions of the Company's products on a timely basis; reassignments of consultants from providing billable services to research and development; the level of product and price competition; changes in operating expenses; changes in average selling prices and mix between the Company's products, technology resale products and services; changes in the Company's sales incentive strategy; the mix of direct and indirect sales (including international sales); seasonal decline in product sales; changes in customers' budget constraints and general economic factors. Any one or more of these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. The potential occurrence of any one or more of these factors makes the prediction of revenue and results of operations on a quarterly basis difficult and performance forecasts derived from such predictions unreliable.

     Since the market for software development tools, application products and services in the client/server industry is intensely competitive and rapidly changing, the Company's future success will depend upon its ability to enhance its current products and to develop and introduce new products that keep pace with technological developments, respond to evolving customer requirements, compete effectively with other client/server product and services vendors and achieve market acceptance. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness or revenue. In the recent past, the Company has experienced unexpected delays in the introduction of certain of its products, which has had an adverse impact on the Company's revenue.




REVENUES                        THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                              -------------------------------  ------------------------------
                                1996      CHANGE      1995       1996      CHANGE      1995
                              ---------------------------------------------------------------
License fees                    $3,883     150%       $1,556    $ 6,936     191%       $2,385
Percentage of total revenues        36%                   22%        34%                   19%
- ----------------------------  ---------------------------------------------------------------
Technology resales               1,217       6%        1,152      1,927     (13%)       2,219
Percentage of total revenues        11%                   16%         9%                   17%
- ----------------------------  ---------------------------------------------------------------
Service fees                     5,652      30%        4,339     11,686      45%        8,045
Percentage of total revenues        53%                   62%        57%                   64%
- ----------------------------  ---------------------------------------------------------------

     Second quarter license fees revenue rose primarily as a result of the completion of an OEM agreement for certain PowerCerv products producing $2,000 in license fees. Additionally, the Company is currently negotiating a $1,500 investment for a 5% interest in this OEM channel partner. There is no assurance that a transaction will be consummated. The year-to-date increase in license fees was also due to the increase in the number of licenses sold as well as increased transaction size primarily due to increased market acceptance of the Company's products and underlying client/server

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


technology, expansion of the Company's product offerings and growth in the Company's sales, marketing and customer service organizations. Management believes that the new release of Powersoft Corporation's PowerBuilder version
5.0 software has created a certain amount of client/server class library market indecisiveness which has negatively impacted revenues associated with one of the Company's software development tools and this negative impact is expected to continue. Additionally, should the Company not introduce enhanced versions of certain of its licensed products planned for third quarter release, its third quarter license fee revenues may be adversely affected.

     Technology resales revenue decreased year-to-date due to the Company's increased focus on sales of its own software development tools and application products and increased market competition for technology resale products. Management believes that 1996 technology resales revenue will be less than such revenue in the corresponding periods in 1995.

     Service fees revenue grew because of the increase in the number of consulting personnel, increase in the realized consulting hourly rates and the additional maintenance revenue provided by the Company's product licensing activities.

COSTS AND EXPENSES



COST OF REVENUES:             THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                            --------------------------------  ---------------------------------
                              1996      CHANGE       1995       1996      CHANGE       1995
                            -------------------------------------------------------------------

Cost of licenses              $  366       *         $    7     $  596       *          $    7
Gross profit percentage           91%                    99%        91%                     99%
- -----------------------     ------------------------------------------------------------------
Cost of technology resales    $1,055       9%        $  967     $1,514     (17%)        $1,827
Gross profit percentage           13%                    16%        21%                     18%
- -----------------------     ------------------------------------------------------------------
Cost of services              $3,806      53%        $2,484     $7,329      64%         $4,481
Gross profit percentage           33%                    43%        37%                     44%
- -----------------------     ------------------------------------------------------------------

(*) not meaningful

     A substantial portion of the Company's operating expenses is related to personnel, facilities and marketing programs. The level of spending for such expenses cannot be adjusted quickly and is therefore fixed in the short term. The Company's expense levels for personnel, facilities and marketing programs are based, in significant part, on the Company's expectations of future revenue on a quarterly basis. If actual revenue levels on a quarterly basis are below management's expectations, results of operations are likely to be adversely affected by a similar amount because a relatively small amount of the Company's operating expenses varies with its revenues in the short term.

     The cost of licenses consists primarily of production costs and the amortization of intangible assets. The 1995 cost of licenses was immaterial as a separate component of costs and expenses.

     The increase in the year-to-date gross profit margin of technology resales is due to new higher margin resales, primarily databases, and the recognition of revenue of certain resale products on a commission basis versus recording the transaction as gross sales revenue with the corresponding costs.

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)



     The decrease in the gross profit margin of service fees resulted primarily from increased personnel costs. The Company anticipates that the gross profit margin for 1996 quarterly services fees will continue to be less than such margin for the corresponding periods in 1995, and the 1996 year-to-date gross profit margin may not be sustainable.



OPERATING EXPENSES:            THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                              ------------------------------  -------------------------------
                                 1996      CHANGE     1995      1996      CHANGE      1995
                              ---------------------------------------------------------------
General and administrative        $1,297      6%     $1,223     $2,327      10%       $2,112
Percentage of total revenues          12%                17%        11%                   17%
- ----------------------------  --------------------------------------------------------------
Research and development          $1,858    185%     $  652     $3,213     173%       $1,178
Percentage of total revenues          17%                 9%        16%                    9%
- ----------------------------  --------------------------------------------------------------
Sales and marketing               $2,490    102%     $1,232     $4,900     124%       $2,183
Percentage of total revenues          23%                17%        24%                   17%
- ----------------------------  --------------------------------------------------------------
In-process research and
development                       $    -      *      $    -     $  100       *        $    -
Percentage of total revenues           -                  -          1%                    -
- ----------------------------  --------------------------------------------------------------

(*) not meaningful

     General and administrative ("G&A") expenses decreased as a percentage of total revenues primarily due to certain corporate professional support personnel being reclassified from G&A to sales and marketing and leverage being obtained from the existing G&A infrastructure.

     Research and development ("R&D") expenses increased year-to-date due primarily to additional R&D personnel necessary to expand and enhance the Company's product line. The second quarter R&D increase resulted from the temporary reassignment of consulting personnel to R&D positions to facilitate new version releases of its application products. This temporary transfer not only increased R&D but also decreased service fees. This specific R&D initiative is expected to continue through the third quarter and to a lesser extent the fourth quarter and will adversely affect operating results.

     The rise in sales and marketing expenses was attributable to the Company's investment in its direct and indirect sales force, both domestically and internationally, and increased marketing expenses for the Company's expanded product line. The Company will continue to increase its direct and indirect sales force and consequently its sales and marketing expenses may continue to increase both in dollar amounts and percentage of total revenues in the future.

     Effective January 1, 1996, the Company completed the strategic acquisition of substantially all of the net assets of Visual Systems Development Group of Michigan, Inc. The acquisition resulted in the issuance of 110,000 shares of the Company's common stock and was accounted for as a purchase transaction.
The allocation of the purchase price of $935 included an allocation of $100 to in-process R&D which is reflected as a one-time charge in the Company's first quarter 1996 operating results.
                                       11

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


PROVISION FOR INCOME TAXES

                              THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                            -------------------------------  -------------------------------
                             ACTUAL               PRO FORMA   ACTUAL               PRO FORMA
                            ---------             ---------  ---------             ---------
                              1996      CHANGE      1995       1996      CHANGE      1995
                            ----------------------------------------------------------------
Provision for income taxes     $68      (59%)       $166       $293       (5%)       $310
Percentage of revenue            1%                    2%         1%                    2%
- ---------------------       ----------------------------------------------------------------

     Until May 1995, the Company was treated as an S Corporation for federal and state income tax purposes. Accordingly, federal income taxes on any earnings were payable by the Company's shareholders rather than the Company.

     Pro forma net income data has been calculated to present the provision for income taxes for the three and six months ended June 30, 1995 using the statutory tax rate in effect during the applicable periods, as if the Company were taxable as a C Corporation.

     The Company's estimated tax rate for the six months ended June 30, 1996, and the statutory tax rate in effect for the six months ended June 30, 1995, was 38%.

LIQUIDITY AND CAPITAL RESOURCES

                                                       AS OF AND FOR THE
                                                   SIX MONTHS ENDED JUNE 30,
                                               ---------------------------------
                                                 1996      CHANGE          1995
                                               ---------------------------------
Working capital                                 $28,327       *           $1,172
Cash and cash equivalents                        20,318       *                1
Cash provided by (used in) operating
  activities                                     (1,589)      *              205
Cash used in investing activities                   881      91%             460
Cash provided by financing activities            22,787       *              169

     (*) not meaningful

     Working capital, cash and cash equivalents and cash provided by financing activities increased in the six months ended June 30, 1996 due primarily to the successful completion of the IPO on March 1, 1996 and the exercise of the underwriter's over-allotment option on April 3, 1996.

     Proceeds from the IPO were used to pay off all outstanding bank debt and shareholder loans. Due to the Company's strong cash position and in light of its current plans, the Company terminated its bank lines of credit in April 1996.

                             POWERCERV CORPORATION

     The Company believes that funds generated from its operations and existing cash balances will be sufficient to finance the Company's operations for at least the next twelve months.


                             REVIEW BY INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

     The Company's independent certified public accountants have made a limited review of the Condensed Consolidated Financial Statements (included in Part I/Item 1 herein) in accordance with standards established by the American Institute of Certified Public Accountants. The Accountants' Report is presented on page 14 of this report.

                             ACCOUNTANTS' REPORT


The Board of Directors
PowerCerv Corporation:

We have reviewed the condensed consolidated balance sheet of PowerCerv Corporation and subsidiary as of June 30, 1996, and the related condensed consolidated statements of operations and cash flows for both the three and six months ended June 30, 1996 and 1995, as included in Part I/Item 1 of this quarterly report on Form 10-Q. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the aforementioned condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of PowerCerv Corporation and subsidiary as of December 31, 1995, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows, for the year then ended (not presented herein); and in our report dated January 27, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the condensed consolidated balance sheet as of December 31, 1995, as included in Part I/Item 1 of this quarterly report on Form 10-Q, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                /s/ KPMG Peat Marwick LLP


                                                    KPMG Peat Marwick LLP

Tampa, Florida
July 18, 1996

                             POWERCERV CORPORATION

                          PART II.   OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     15.1 Letter re unaudited interim financial information.

     27.1 Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K

     The Company did not file any report on Form 8-K during the quarter ended June 30, 1996.

                             POWERCERV CORPORATION

                                   FORM 10-Q

                (for the three-month period ended June 30, 1996)


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 1996

                                    PowerCerv Corporation



                                    /s/ Harold R. Ross
                                    ------------------------------------------
                                    Harold R. Ross,
                                    Chief Executive Officer


                                    /s/ Gerald R. Wicker
                                    ------------------------------------------
                                    Gerald R. Wicker,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)