Form 10-Q
period 1996-09-30
POWERCERV CORP
filed 1996-11-14
CIK 1005758

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-Q

           [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

           [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

As of November 7, 1996, there were 13,829,434 shares of the registrant's common stock, $.001 par value, outstanding.



================================================================================

                             POWERCERV CORPORATION
                                   FORM 10-Q



                                    Contents


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                                                                                              Page
    Condensed Consolidated Balance Sheets as of September 30, 1996 (unaudited)
      and December 31, 1995.............................................................................        2
    Condensed Consolidated Statements of Operations for the Three Months Ended
      September 30, 1996 and 1995 (unaudited) and
      Nine Months Ended September 30, 1996 and 1995 (unaudited).........................................        3

    Condensed Consolidated Statements of Cash Flows for the
      Nine Months Ended September 30, 1996 and 1995 (unaudited).........................................        4

    Notes to Condensed Consolidated Financial Statements (unaudited)....................................        5


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ..........        7

Accountants' Report.....................................................................................       15



PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K................................................................       16


Signatures..............................................................................................       17




INTERGY is a registered trademark of the registrant and the PowerCerv logo, ADAPTlications, PowerTOOL, PADLock, FLOWBuilder and AppSync are trademarks of the registrant. All other trademarks and company names mentioned are the property of their respective owners.

                             POWERCERV CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                              SEPTEMBER 30,         DECEMBER 31,
                                                                   1996                 1995
                                                             ------------------------------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                  $      16,671          $           1
  Accounts receivable, net of allowance of $500 and
    $425, respectively                                              11,679                  7,950
  Refundable income taxes                                              119                    823
  Inventories                                                          259                     43
  Other current assets                                                 327                     30
                                                             -------------          -------------
    Total current assets                                            29,055                  8,847
Property and equipment, net                                          2,966                  1,886
Intangible assets, net                                               3,485                  3,193
Deferred tax asset                                                   1,377                  1,195
Other assets                                                            51                    171
                                                             -------------          -------------
    Total assets                                             $      36,934          $      15,292
                                                             =============          =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Lines of credit                                            $           -          $       3,417
  Current portion of notes payable                                       -                  2,468
  Accounts payable                                                   1,117                  1,720
  Accrued expenses                                                   1,534                  1,114
  Deferred revenue                                                   1,964                  1,425
  Due to affiliate                                                       -                     11
                                                             -------------          -------------
    Total current liabilities                                        4,615                 10,155
Notes payable, less current portion                                      -                  8,932
Noncurrent income taxes payable                                        260                  1,195
Redeemable preferred stock                                               -                  5,500
Convertible preferred stock                                              -                  5,500
Shareholders' equity (deficit)                                      32,059                (15,990)
                                                             -------------          -------------
    Total liabilities and shareholders' equity               $      36,934          $      15,292
                                                             =============          ==============

See notes to condensed consolidated financial statements.


                             POWERCERV CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                 THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                   SEPTEMBER 30,                                SEPTEMBER 30,
                                  ---------------------------------------------    ---------------------------------------------
                                          1996                     1995                   1996                     1995
                                  --------------------     --------------------    --------------------    ---------------------
Revenue:
  License fees                    $              1,659     $             2,363     $              8,595    $              4,748
  Technology resales                               491                     519                    2,418                   2,738
  Service fees                                   5,168                   3,996                   16,854                  12,041
                                  --------------------     -------------------     --------------------    --------------------
    Total revenue                 $              7,318     $             6,878     $             27,867    $             19,527
                                  --------------------     -------------------     --------------------    --------------------
Costs and expenses:
  Cost of licenses                $                420     $                88     $              1,016    $                 95
  Cost of technology resales                       434                     380                    1,948                   2,207
  Cost of services                               4,080                   2,710                   11,409                   7,191
  General and administrative                     1,413                   1,361                    3,740                   3,473
  Research and development                       2,045                     729                    5,258                   1,907
  Sales and marketing                            2,909                   1,174                    7,809                   3,357
  In-process research &
    development                                      -                       -                      100                       -
                                  --------------------     -------------------     --------------------    --------------------
    Total costs and expenses      $             11,301     $             6,442     $             31,280    $             18,230
                                  --------------------     -------------------     --------------------    --------------------
    Operating income (loss)       $             (3,983)    $               436     $             (3,413)   $              1,297

Interest income (expense) net                      262                     (10)                     459                     (54)
                                  --------------------     -------------------     --------------------    --------------------
    Income (loss) before
     income taxes                 $             (3,721)    $               426     $             (2,954)   $              1,243

Income tax expense (benefit)      $             (1,411)    $               180     $             (1,118)   $              1,060
                                  --------------------     -------------------     --------------------    --------------------
    Net income (loss)             $             (2,310)    $               246     $             (1,836)   $                183
                                  ====================     ===================     ====================    ====================
Net income (loss) per share       $              (0.17)    $              0.02     $              (0.15)   $               0.02
                                  ====================     ===================     ====================    ====================
Shares used in computing net
  income (loss) per share                       13,827                  10,837                   12,652                  10,837
                                  ====================     ===================     ====================    ====================
Pro forma net income data:
    Income before income taxes                                                                             $              1,243
    Pro forma income taxes                                                                                                  490
                                                                                                           --------------------
    Pro forma net income                                                                                                    753
                                                                                                           ====================
    Pro forma net income per share                                                                         $               0.07
                                                                                                           ====================
    Shares used in computing
      pro forma net income
      per share                                                                                                          10,837
                                                                                                           ====================

See notes to condensed consolidated financial statements.

                             POWERCERV CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                           ----------------------------------------
                                                                 1996                    1995
                                                           ----------------        ----------------
Cash flows from operating activities:
  Net income (loss)                                        $        (1,836)        $           183
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operations:
   Depreciation and amortization                                     1,129                     165
   Deferred revenue                                                    512                     412
   Write-off of in-process research and development                    100                       -
   Accretion of imputed interest                                       141                       -
   Changes in assets and liabilities (net of effect of
     acquisition)                                                   (4,679)                 (1,190)
                                                           ---------------         ---------------
     Net cash used in operating activities                          (4,633)                   (430)
                                                           ---------------         ---------------
Cash flows from investing activities:
  Purchases of property and equipment, net                          (1,363)                 (1,056)
  Acquisition of net assets, net of cash received                     (126)                      -
                                                           ---------------         ---------------
     Net cash used in investing activities                          (1,489)                 (1,056)
                                                           ---------------         ---------------
Cash flows from financing activities:
  Net proceeds from issuance of preferred stock                          -                  10,926
  Net proceeds from issuance of common stock                        43,451                     200
  Net borrowings (repayments) on line of credit                     (3,618)                  1,157
  Subchapter S distributions                                             -                 (10,672)
  Repayment of notes payable                                       (11,541)                      -
  Redemption of preferred stock                                     (5,500)                      -
                                                           ---------------         ---------------
     Net cash provided by financing activities                      22,792                   1,611
                                                           ---------------         ---------------
Net increase in cash and cash equivalents                           16,670                     125
Cash and cash equivalents, beginning of period                           1                      87
                                                           ---------------         ---------------
Cash and cash equivalents, end of period                   $        16,671         $           212
                                                           ===============         ===============

See notes to condensed consolidated financial statements.

                             POWERCERV CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



A. BASIS OF PRESENTATION

     The condensed consolidated balance sheet of PowerCerv Corporation and its subsidiary (collectively, the "Company") as of September 30, 1996 and the condensed consolidated statements of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996 and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1995 has been derived from the Company's audited consolidated financial statements at that date.

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

     The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.


B.   INITIAL PUBLIC OFFERING

     On March 1, 1996, the Company completed its initial public offering ("IPO") and issued 2,900,000 shares of its common stock at a price of $14.00 per share. The Company received approximately $36.9 million of cash, net of offering expenses and underwriting discounts and commissions. Simultaneously, all outstanding shares of convertible preferred stock were automatically converted into common stock on a one-for-one basis and all outstanding shares of redeemable preferred stock were redeemed. On April 3, 1996, the Company received approximately $6.4 million, net of underwriting discounts and commissions, from the issuance of an additional 495,000 shares of its common stock pursuant to the underwriter's exercise of the over-allotment option granted by the Company in connection with the IPO.


C.   EARNINGS PER SHARE

     Earnings per share is computed using the weighted average number of shares of common stock outstanding and dilutive common equivalent shares. During the three and nine months ended September 30, 1996, all common stock equivalents were anti-dilutive due to the net losses outstanding by the Company during the period. Pursuant to the rules of the Securities and Exchange Commission, common and common equivalent shares issued during the twelve month period prior to the Company's IPO have been assumed to be outstanding for all periods presented.

                             POWERCERV CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



D. ACCRUED EXPENSES

     Accrued expenses consist of the following at September 30, 1996 and December 31, 1995:


                                        (DOLLARS IN THOUSANDS)
                                         1996            1995
                                      -----------     -----------
              Compensation            $       850     $       660
              Sales tax                       312             355
              Other                           372              99
                                      -----------     -----------
                                      $     1,534     $     1,114
                                      ===========     ===========

E. INCOME TAXES

     Prior to May 15, 1995, the Company was treated as an S Corporation for income tax purposes. Effective May 15, 1995, the Company converted to a C Corporation and adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The effect of the adoption of Statement 109 was $850,000 and has been reported as a component of income taxes for the three and nine months ended September 30, 1995.

     Pro forma net income data has been calculated to present the provision for income taxes for the nine months ended September 30, 1995 using the statutory tax rate in effect during the applicable period, as if the Company were taxable as a C Corporation.

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

     The discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company's future actual results may differ materially from the results discussed herein and including those in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and the risks discussed under "Risk Factors" in the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on February 29, 1996 (Reg. No. 333-00250) including, but not limited to, the Company's ability to manage change, fluctuation in the Company's quarterly activities and results of operations, the Company's dependence on new products, the overall condition of the client/server market and the Company's technology foundations, the availability of qualified consulting personnel, the risks inherent in the Company's development of its new products, and competition. Due to these factors, among others, it is possible that in some future quarters the Company's results of operations may be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be adversely affected.

RESULTS OF OPERATIONS

     The Company's revenues consist primarily of software license fees, resales of software products developed by other independent software vendors ("technology resales") and fees for services, including consulting, education and maintenance. For the quarter ended September 30, 1996, service fees remain the Company's largest single revenue source, although the Company's strategy is to seek to increase revenue generated by licensing its application products and software development tools as a percentage of total revenue.

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

     The Company's strategy is to seek to expand its offering of higher margin application products and software development tools and increase their sales as a percentage of total revenue. Implementation of this strategy has in the past, and may in the future, cause the Company's quarterly results to fluctuate. In addition, the Company has built and intends to continue to build an expense infrastructure that assumes this strategy will succeed. Therefore, the failure of the Company to timely achieve this strategy could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's strategy for increasing its product sales also includes supplementing the marketing of its software development tools, application products and services by its direct sales force and telesales group with indirect marketing channels. These indirect channels include value-added resellers ("VARs"), original equipment manufacturers ("OEMs"), strategic alliance partners assisting in generating product sales and providing consulting services to end users ("teaming partners"), and distributors. During the quarter ended September 30, 1996, the Company established a business development group to implement this channels strategy and to leverage its strategic alliances with software vendors, hardware vendors, consulting firms and major systems integrators. Selling through indirect channels may limit the Company's contacts with its customers. As a result, the Company's ability to accurately forecast sales, evaluate customer satisfaction and recognize emerging customer requirements may be hindered. The Company's strategy of marketing its products directly to end-users and indirectly through VARs, OEMs, teaming partners and distributors may result in distribution channel conflicts. The Company's direct sales efforts may compete with those of its indirect channels and, to the extent different resellers target the same customers, resellers may also come into conflict with each other. Although the Company has attempted to manage its

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


distribution channels to avoid potential conflicts, there can be no assurance that channel conflicts will not materially adversely affect its relationships with existing VARs, OEMs, teaming partners, or distributors or adversely affect its ability to attract new VARs, OEMs, teaming partners and distributors.

     In addition, the Company's strategy is to provide its customers with a breadth of quality client/server and internet enablement services, including architecture consulting, design, development, training and deployment services. During the three months ended September 30, 1996, the Company created a client/server migration group and an internet enablement group in expectation of increasing sales of its services and development tools. The market for these types of services is intensely competitive and the Company believes its ability to compete successfully depends upon a number of factors both within and beyond its control, including the quality of services, ability to recruit, hire, train and retain technical consultant personnel, and industry and general economic trends. Although services remain the largest single revenue source for the Company, there can be no assurance that this strategy will succeed and that service revenues and associated license fees from development tools will increase.

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

     Since the market for software development tools, application products and services in the client/server industry is intensely competitive and rapidly changing, the Company's future success will depend upon its ability to enhance its current products and to develop and introduce new products and enhancements that keep pace with technological developments, respond to evolving customer requirements, compete effectively with other client/server product and services vendors and achieve market acceptance. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness or revenue and earnings. In the recent past, the Company has experienced delays in the introduction of certain of its products, which has had an adverse impact on the Company's revenue and earnings.

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


REVENUES                            THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                    --------------------------------   -------------------------------
                                       1996     CHANGE     1995            1996     CHANGE     1995
----------------------------        ------------------------------------------------------------------
License fees                          $1,659    (30%)     $2,363          $ 8,595     81%     $ 4,748
Percentage of total revenues              23%                 34%              31%                 24%
----------------------------        ------------------------------------------------------------------
Technology resales                    $  491    (5%)      $  519          $ 2,418    (12%)    $ 2,738
Percentage of total revenues               7%                  8%               9%                 14%
----------------------------        ------------------------------------------------------------------
Service fees                          $5,168     29%      $3,996          $16,854     40%     $12,041
Percentage of total revenues              70%                 58%              60%                 62%
----------------------------        ------------------------------------------------------------------


     Third quarter license fees revenue decreased primarily due to the Company's release of enhancements for its application products later than originally planned in the quarter. The year-to-date increase in license fees was primarily the result of the increase in the number of licenses sold, increased transaction size, expansion of the Company's product offerings, and growth in the Company's sales, marketing and customer service organizations. Management continues to believe that the second quarter 1996 release of Powersoft Corporation's PowerBuilder version 5.0 software created a certain amount of client/server class library market indecisiveness which has negatively impacted revenues associated with one of the Company's software development tools. Although the Company recently released the new version of its class library development tool, management believes this negative impact is expected to continue.

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

COSTS AND EXPENSES


COST OF REVENUES:                   THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                    --------------------------------   -------------------------------
                                       1996     CHANGE     1995            1996     CHANGE      1995
----------------------------        ------------------------------------------------------------------
Cost of licenses                    $  420        *       $   88          $  1,016      *      $      95
Gross profit percentage                 75%                   96%               88%                   98%
----------------------------             --------------------------------------------------------------------
Cost of technology resales          $  434       14%      $  380          $  1,948    (12%)    $   2,207
Gross profit percentage                 12%                   27%               19%                   19%
----------------------------        --------------------------------------------------------------------
Cost of services                    $4,080       51%      $2,710          $ 11,409     59%     $   7,191
Gross profit percentage                 21%                   32%               32%                   40%
----------------------------        --------------------------------------------------------------------
(*) not meaningful


                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


     A substantial portion of the Company's operating expenses is related to personnel, facilities and marketing programs. The level of spending for such expenses cannot be adjusted quickly and is therefore fixed in the short term. The Company's expense levels for personnel, facilities and marketing programs are based, in significant part, on the Company's expectations of future revenue. If actual revenue levels on a quarterly basis are below management's expectations, results of operations are likely to be adversely affected by a similar amount because a relatively small amount of the Company's operating expenses varies with its revenues in the short term.

     The cost of licenses consists primarily of production costs, royalties associated with a module of one of the Company's application products, and the amortization of intangible assets. Cost of licenses increased during the three months ended September 30, 1996 due to production expenses incurred for new releases of the Company's products. The 1995 cost of licenses was immaterial as a separate component of costs and expenses.

     The decrease in the year to date cost of technology resales compared to the prior year was due to decreased technology resales revenue. Third quarter gross profit margin on technology resales decreased from the prior year due to increased sales volume of lower margin technology resales.

     The decrease in the gross profit margin of service fees resulted primarily from increased personnel costs, costs associated with training, travel, recruiting and higher than expected consultant turnover. The Company anticipates that the gross profit margin for 1996 quarterly services fees will continue to be less than such margin for the corresponding periods in 1995, and due to circumstances beyond the Company's control, including the fewer number of actual billing days in the fourth quarter, the 1996 year-to-date gross profit margin may not be sustainable.

OPERATING EXPENSES:                 THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                    --------------------------------   -------------------------------
                                       1996     CHANGE     1995            1996     CHANGE      1995
----------------------------        ------------------------------------------------------------------
General and administrative          $   1,413      4%     $1,361          $3,740      8%      $ 3,473
Percentage of total revenues               19%                20%             13%                  18%
----------------------------        -----------------------------------------------------------------
Research and development            $   2,045    181%     $  729          $5,258    176%      $ 1,907
Percentage of total revenues               28%                11%             19%                  10%
----------------------------        -----------------------------------------------------------------
Sales and marketing                 $   2,909    148%     $1,174          $7,809    133%      $ 3,357
Percentage of total revenues               40%                17%             28%                  17%
----------------------------        -----------------------------------------------------------------
In-process research and
development                         $       -      *      $    -          $  100      *       $     -
Percentage of total revenues                -                  -               -                    -
----------------------------        -----------------------------------------------------------------
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

     Research and development ("R&D") expenses increased year-to-date due primarily to additional R&D personnel necessary to expand and enhance the Company's application products and development tools. The third quarter R&D increase resulted from the temporary reassignment of consulting personnel to R&D positions to facilitate new version releases of its application products. This temporary transfer not only increased R&D but also decreased service fees. Due to the release of the Company's application products on September 30, 1996, the reassignment of consultant personnel from R&D to the services organization and the Company's consolidation of four separate application R&D centers into one facility, the Company expects R&D expenses will be reduced during the fourth quarter.

     The rise in sales and marketing expenses was attributable to the Company's investment in its direct and indirect sales force (including the establishment of the Company's business development group and client/server migration group), its opening of an international office in Amsterdam, and increased marketing expenses for the Company's products and services. During the third quarter, the Company restructured the sales management team from ten districts to three sales regions to reduce the number of layers between the customer and sales management as well as reduce the infrastructure costs. The Company will continue to invest in its direct and indirect sales force and in implementing its marketing and product strategies, and consequently its sales and marketing expenses may continue to increase both in dollar amounts and percentage of total revenues in the future.

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

INCOME TAX EXPENSE (BENEFIT)

                            THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                            --------------------------------    -------------------------------
                             ACTUAL              ACTUAL          ACTUAL                PRO
                             ------              -------         ------
                                                                                      FORMA
                                                                                    ---------
                              1996     CHANGE     1995            1996     CHANGE     1995
=========================== ===================================================================
Income tax expense (benefit) $(1,411)      *     $    180        $(1,118)      *     $    490
Percentage of revenue           (19%)                  3%            (4%)                  3%
=========================== ===================================================================

(*) not meaningful

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

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


     Pro forma net income data has been calculated to present the provision for income taxes for the nine months ended September 30, 1995 using the statutory tax rate in effect during the applicable periods, as if the Company were taxable as a C Corporation.

     The Company's estimated tax rate for the nine months ended September 30, 1996, and the statutory tax rate in effect during the nine months ended September 30, 1995, was 38%.

LIQUIDITY AND CAPITAL RESOURCES

                                                          AS OF AND FOR THE
                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                   -------------------------------
                                                   1996        CHANGE        1995
                                                --------------------------------------
         Working capital                            $24,440       *            $  992
         Cash and cash equivalents                   16,671       *               212
         Cash used in operating activities            4,633       *               430
         Cash used in investing activities            1,489     (41%)           1,056
         Cash provided by financing activities       22,792       *             1,611

        (*) not meaningful

     Working capital, cash and cash equivalents and cash provided by financing activities increased in the nine months ended September 30, 1996 over the same period from the prior year due primarily to the successful completion of the IPO on March 1, 1996 and the exercise of the underwriter's over-allotment option on April 3, 1996.

     At September 30, 1996, the Company's primary source of liquidity consisted of its cash and cash equivalents balance of $16.7 million. In addition, on October 31, 1996, the Company obtained an unsecured $5 million line of credit with a commercial bank for working capital and other purposes. The interest rate on the line of credit is equal to LIBOR plus 150 or 200 basis points, based on the Company's tangible net worth. The line of credit requires the Company to maintain certain financial ratios. As of November 14, 1996, no funds have been borrowed under the line of credit. The Company believes that funds generated from its operations and existing cash and cash equivalents, together with the availability of the line of credit, will be sufficient to finance the Company's operations for at least the next twelve months.

                             POWERCERV CORPORATION



                             REVIEW BY INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

     The Company's independent certified public accountants have made a limited review of the Condensed Consolidated Financial Statements (included in Part I/Item 1 herein) in accordance with standards established by the American Institute of Certified Public Accountants. The Accountants' Report is presented on page 15 of this report.

                              ACCOUNTANTS' REPORT


The Board of Directors
PowerCerv Corporation:

We have reviewed the condensed consolidated balance sheet of PowerCerv Corporation and subsidiary as of September 30, 1996, the related condensed consolidated statements of operations for the three months and nine months ended September 30, 1996 and 1995, and the related condensed consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995, as included in Part I/Item 1 of this quarterly report on Form 10-Q. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accounts. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generlly accepted auditing standards, the consolidated balance sheet of PowerCerv Corporation and subsidiary as of December 31, 1995, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows, for the year then ended (not presented herein); and in our report dated January 27, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the condensed consolidated balance sheet as of December 31, 1995, as included in Part I/Item 1 of this quarterly report on Form 10-Q, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                        KPMG PEAT MARWICK LLP


Tampa, Florida
October 21, 1996

                            POWERCERV CORPORATION

                          PART II. OTHER INFORMATION




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    15.1   Letter re unaudited interim financial information.

    27.1   Financial Data Schedule.

(b) Reports on Form 8-K

    The Company did not file any report on Form 8-K during the quarter ended September 30, 1996.

                             POWERCERV CORPORATION

                                   FORM 10-Q

              (for the quarterly period ended September 30, 1996)


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 1996

                                     PowerCerv Corporation



                                     /s/ Harold R. Ross
                                     ------------------------------
                                     Harold R. Ross,
                                     Chief Executive Officer



                                     /s/ Karen Jaderborg
                                     ------------------------------
                                     Karen Jaderborg,
                                     Chief Accounting Officer