Form 10-K
period 1996-12-31
POWERCERV CORP
filed 1997-03-31
CIK 1005758

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K

 X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
--- THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996)

                  For the fiscal year ended December 31, 1996

                                       OR

---     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        For the transition period from  ____________  to  ______________



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

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $.001 par value


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [ _ ]

The aggregate market value of the registrant's voting stock held by non-affiliates as March 14, 1997 was approximately $20,076,700. As of March 14, 1997, there were 13,845,142 shares of the registrant's common stock, $.001 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, scheduled to be held on June 2, 1997, which Proxy Statement will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 1996, are incorporated by reference in Part III of this Annual Report on Form 10-K.

                             POWERCERV CORPORATION

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


PART I                                                                                                            Page No.
------                                                                                                            --------
 Item 1  Business.............................................................................................         2
 Item 2  Properties...........................................................................................        17
 Item 3  Legal Proceedings....................................................................................        17
 Item 4  Submission of Matters to a Vote of Security Holders..................................................        17

PART II
-------
Item 5   Market for the Registrant's Common Stock and Related Stockholder Matters..............................       18
Item 6   Selected Financial Data...............................................................................       19
Item 7   Management's Discussion and Analysis of Financial Condition and Results of
         Operations............................................................................................       21
Item 8   Financial Statements and Supplementary Data...........................................................       32
Item 9   Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure ...........................................................................................       32

PART III
--------
Item 10  Directors and Executive Officers of the Registrant..................................................         33
Item 11  Executive Compensation..............................................................................         33
Item 12  Security Ownership of Certain Beneficial Owners and Management......................................         33
Item 13  Certain Relationships and Related Transactions......................................................         33

PART IV
-------
Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K......................................        34
         Signatures...........................................................................................        54

                                     PART 1

     The statements contained in this Annual Report on Form 10-K that are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding PowerCerv Corporation's (which, for purposes hereof, includes its wholly-owned subsidiary, PowerCerv Technologies Corporation, and may be referred to as "PowerCerv" or the "Company") expectations, beliefs, intentions or strategies regarding the future. "Forward-looking statements" include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward Looking Statements and Associated Considerations;" "--Ability to Manage Change;" "--Fluctuations in Quarterly Activities and Results of Operations;" "--Dependence on New Products," "--Dependence on Client/Server Environment," "--Dependence on PowerBuilder and Other Third-Party Products;" "--Availability of Consulting Personnel;" "--Product Development Risks;" "--Competition;" "--Dependence on Proprietary Technology; Risks of Third-Party Claims for Infringement;" "--Expansion of Indirect Channels; Potential for Channel Conflict;" "--Voting Control by Management;" "--Dependence on Key Personnel;" and "--Possible Volatility of
Stock Price."   All forward-looking statements included in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements.

ITEM 1.  BUSINESS

     Founded in 1992, PowerCerv's mission is to build and deliver open, adaptable client/server solutions that provide mid-tier organizations a sustainable competitive advantage. The Company's software products and services assist its customers in successfully designing, developing, deploying and maintaining adaptable solutions for their specific needs, whether those needs are best met by buying pre-written applications, building custom applications from scratch or combining elements of both approaches. The Company not only provides development tools to customers designing their own applications, but also provides application products that can themselves be adapted to the customers' specific requirements. In addition, the Company provides consulting and education services to assist customers in designing and deploying an optimal solution for their business problems, and third party technology resale products to complement the Company products and services offering. PowerCerv's development tools and application products are based on the technology foundation of widely-used products provided by vendors such as Microsoft Corporation, Powersoft Corporation, Sybase, Inc., and Oracle Corporation, and utilize an open architecture enabling their implementation with multiple databases, multiple operating systems, and integration to their industry standard applications.

INDUSTRY BACKGROUND

     The increasing performance capabilities and declining cost of desktop computers, coupled with improvements in network communications and graphical user interface technology, have motivated many organizations to transition from host-centric systems dominated by centralized mainframes or minicomputers to distributed client/server environments. At the same time, to achieve increased flexibility, improve end-user access to information and gain a competitive advantage in today's rapidly changing business and technology environment, organizations are migrating from closed, proprietary legacy environments to open systems composed of hardware, networking components, databases and development tools from multiple vendors.

     The increasing acceptance of client/server systems has created a need for the development of more complex client/server applications that handle critical business functions, such as financial reporting, manufacturing, inventory and production control, sales order management, customer service and human resource administration. The demand for these applications has grown significantly over the past few years as expectations of their business value have increased and organizations seek to realize the potential benefits of their investment in client/server systems.

     Client/server software development has been unable to keep pace with this increased demand. The increasing complexity of applications and systems, the growing inventory of existing applications that require maintenance, year 2000 compatibility issues, issues related to the web-enablement of existing or new client/server applications, the difficulty of coordination and communication between business analysts and software developers, and a shortage of qualified developers have created a backlog in the development of new applications, as well as enhancements to existing applications. This backlog can prevent organizations from fully realizing the potential of client/server systems to meet their business requirements.

     Organizations have traditionally attempted to address their client/server application needs either by buying pre-written application packages or by using development tools to design and develop custom applications from scratch. Pre-written applications offer the potential of more rapid initial deployment at a lower initial cost, but often do not fit with a customer's existing business process or technology. Pre-written applications are typically difficult to extend or adapt and may force the customer to change its business methods to fit the application. Moreover, some pre-written applications, in an attempt to remove the need to customize, provide the customer with unnecessary features that are not geared to the customer's specific business, resulting in an application that may be difficult to implement and use.

     The traditional alternative to the use of pre-written application packages is to select widely-used development tools and databases and then design and build fully customized client/server application solutions. This approach typically involves a longer lead-time to deployment and higher initial cost, but permits an organization, at least in theory, to design applications specifically suited to its business environment and technology preferences.
The Company believes that, in many cases, this approach falls short of expectations, primarily because many organizations lack experience in building client/server systems and underestimate the time and expenditure necessary for custom development. Because of the length of time required to develop applications and enhancements, the related business requirements have often changed by the time the application or enhancement is ready to implement. Therefore, a market has developed for providing a wide range of client/server development tools, client/server application products and related services to assist organizations in the successful design, development and deployment of client/server systems.

THE POWERCERV APPROACH

     PowerCerv's broad range of client/server development tools, application products and services enables its customers to successfully design, develop, deploy and maintain client/server solutions to meet their specific business needs, whether those needs are best met by buying pre-written applications, building custom applications from scratch or combining elements of both approaches.

     PowerCerv released its "ADAPTlication Series" of open, adaptable client/server application products in September 1996. These products, which represent incremental improvement over previous releases of the Company's application products, were renamed for marketing purposes to focus attention to their adaptability. The September 1996 release provides enhanced integration among each of the individual application products as well as enhanced integration potential with applications from other vendors. The ADAPTlication Series includes Sales Force Automation, Customer Support, Customer Asset Management, Financials, Distribution and Manufacturing. When licensed as an entire application suite, ADAPTlication Series offers a total Customer Lifecycle Management (CLM) Solution. Additionally, any of the individual application products comprising the ADAPTlication Series may be licensed on an individual basis and sold in a cross industry, best of breed environment.
These application products are sufficiently robust that they may be installed without modification or, by using the Company's Object Extensible Architecture Kit (OEA Kit), may be adapted to meet the specific unique aspects of the customer's business. In addition, the Company provides a breadth of quality client/server and internet enablement consulting services and education services that assist the customer in designing and deploying an optimal solution to their business problems.

     The Company's software development tools, used in conjunction with other industry leading development tool sets, comprise the PowerCerv development environment referred to above by the Company as its OEA Kit, and enable the Company's software developers to more efficiently build applications that contain fewer defects, run faster and are easier to maintain. The Company also licenses the OEA Kit to customers who desire to extend and enhance an ADAPTlication Series product or to design and build their own applications.

     The technology resale products offered by the Company are available to complement the Company's development tools. The Company also offers consulting services at all stages of client/server software design, development and implementation, as well as education in the use of its products and technology resale products.

     The following table depicts the range of the Company's product and service offerings and how each might be utilized by a customer building a custom system, deploying a pre-written application product or adapting a pre-written application product.

                              CUSTOMER APPROACH

       POWERCERV                      DEPLOY             ADAPT & DEPLOY         BUILD AND DEPLOY
     PRODUCTS AND                  ADAPTLICATION         ADAPTLICATION               CUSTOM
       SERVICES                       SERIES                SERIES                APPLICATIONS
       --------                       ------                ------                ------------
    Client/Server                        X                     X                       X
Architecture Consulting

Resell Client/Server                                           X                       X
Development Tools

      Company's                                                X                       X
  Development Tools

 Technical Training                                            X                       X

ADAPTlication Series of                  X                     X
      Products

Design & Development                                           X                       X
     Services

 End-User Education                      X                     X

Deployment Consulting                    X                     X                       X

     Client/Server Architecture Consulting. The Company typically analyzes the customer's existing technology infrastructure and assesses the customer's business needs and time and resource constraints to determine the high level architectural requirements.

     Resell Client/Server Development Tools. The Company resells industry-leading client/server and internet development tools that complement the Company's own development tools and that may be necessary to establish the fundamental development platform, including the tools necessary for data model design, process and object-oriented modeling, application and database development, data warehousing, documentation development and quality testing. These tools include Powersoft's PowerBuilder, Haht Software's Hahtsite, Rational Software's Rose, SQA's Team Test, Intersolv's PVCS, LogicWorks' Erwin, Cast Software's SQL Builder, Sybase's Sybase IQ and relational databases from Microsoft, Sybase, Oracle and Informix.

     The Company's Development Tools. The Company licenses its development tools which complement industry-leading client/server development tools that are resold by the Company. The Company's object-oriented development tools, which include an object class library, client side security, work flow enabling engine and software distribution tools, offer high reusability and are designed to reduce development time and result in fewer program defects, better application performance and lower ongoing maintenance costs.

     Technical Training. The Company provides comprehensive education and training classes to assist the customer's technical staff in implementing and using the client/server development tools licensed or resold by the Company.

     ADAPTlication Series of Application Products. The Company offers a wide range of pre-written adaptable client/server application products, including Sales Force Automation, Customer Support, Customer Asset Management, Financials, Distribution and Manufacturing. Each is a separate, individual product, and may be licensed in combination as an entire application suite offering a Customer Lifecycle Management (CLM) Solution or may be licensed on an individual basis. Although these products are sufficiently robust to be installed without modification, they can also be adapted to a particular customer's unique needs.

     Design & Development Services. The Company provides technical assistance in designing and developing custom applications from scratch or in adapting the Company's pre-written application products to meet the customer's specific needs. These services include relational data modeling, process modeling, graphical user interface design, application design, application coding, documentation and quality testing.

     End-User Education. The Company provides comprehensive education and training classes for end users on the implementation and use of the ADAPTlication Series of products selected by the customer.

     Deployment Consulting. The Company provides installation and implementation assistance necessary to deploy custom-built applications or to deploy the standard or adapted pre-written application products selected by the customer.

STRATEGY

     The Company's objective is to build and deliver a full suite of open, adaptable application products to the mid-tier market. The mid-tier target market is represented by organizations (or divisions of larger organizations) having annual revenues between $50 million and $1 billion. The Company's strategy to achieve this objective includes the following key components:

- Offer An Adaptable Customer Lifecycle Management (CLM) Solution. PowerCerv seeks to offer a full suite of integrated, adaptable client/server applications to its customers, which the Company refers to as its Customer Lifecycle Management (CLM) Solution. The full suite of products includes Sales Force Automation, Customer Support, Financials, Distribution and Manufacturing, each of which may also be licensed in an individual, best of breed environment. As two subsets of the total CLM Solution, the Company offers what it terms as a Customer Asset Management
     (CAM) Solution (which includes Sales Force Automation and Customer Support) and secondarily an Enterprise Resource Planning (ERP) Solution (which includes Distribution, Manufacturing and Financials). The Company knows of no other commercial application provider that offers a full CLM Solution from a single source. The Company believes that the breadth and adaptability of its application products are a competitive advantage.

- Maintain Open Architecture. The Company designs its development tools and application products to adhere to industry standards in order to meet its customers' demands for open solutions. The Company's products have an open architecture and operate with several popular client operating systems, relational databases, server operating systems and communication protocols. All of the Company's application products operate on a Microsoft NT (as well as UNIX) platform and are also able to use the Microsoft SQL Server Relational Database. The Company believes that its open systems/open architecture approach represents a competitive advantage over other pre-written application products that are written with proprietary toolsets.

- Increase Percentage of Revenue From License Fees. The Company believes that organizations are becoming increasingly aware of the value and benefits of open, flexible and adaptable application products and are implementing this type of adaptable solution in response to their current and prospective business needs. As a result of this belief, the Company intends to focus on increasing sales of its ADAPTlication Series of products as a percentage of total revenue. The Company believes that this will also result in greater demand for services directly related to these application products. Though it is the Company's objective to increase the percentage of revenue from license fees, the Company continues to focus on providing its customers with a breadth of quality client/server and internet enablement services, including architecture consulting, design, development, training and deployment services.

- Organize Sales Force to Meet Customers' Needs. In July 1996, the Company reorganized its direct sales force into five separate teams, each focused on meeting the specific needs of its customers. These five teams include:
     (i) the U.S. direct sales force, which is responsible for generating license revenues from the Company's application products to end users in the U.S.; (ii) the Business Development Group, which is responsible for accelerating the Company's U.S. channel business (establishing VAR, OEM and teaming partner relationships) and leveraging the Company's strategic alliances; (iii) the Client/Server Migration Group, which is responsible for selling the Company's software development tools and related services on custom development projects in the U.S.; (iv) the Corporate Telesales Group, which is responsible for selling the Company's development tools and reselling third party client/server and internet development tools; and (v) the International Sales Group, which is responsible for generating license revenues from the Company's application products and development tools to end users outside the U.S. and for building and accelerating distributor and channel relationships outside of the U.S. See "Business -- Sales and Marketing."

- Leverage Strategic Alliances. Since its inception, the Company has sought to establish cooperative marketing and product development relationships with software vendors, hardware vendors, leading consulting firms and major system integrators. The parties with which the Company has developed strategic relationships include MCI Systemhouse, Microsoft Corporation, Oracle Corporation, Powersoft Corporation, SBT Accounting Systems, Inc., Sybase, Inc., and Unisys Corporation. The Company believes these relationships provide both a valuable source of qualified sales leads and in many cases, an alternate source of implementation services. The Company also believes these relationships are beneficial in exposing its products and services to new markets and organizations. See "Business
     - Strategic Alliances."

- Develop Alternate Channels of Distribution. The Company believes that a broad range of distribution channels is necessary to reach the full extent of its diverse customer base. During 1996, the Company expanded its methods of distribution through its establishment of the Business Development Group and the opening of an international headquarters in Amsterdam, The Netherlands. The Company will continue to increase its distribution by establishing indirect channels for its products, both in the U.S. and abroad, and working together in a joint, cooperative manner with its channel partners. In the U.S., the Company intends to identify and establish additional strategic relationships with VARs, OEMs and teaming partners having vertical expertise and pursue strategic relationships. Internationally, the Company intends to increase the number and effectiveness of its distributors. See "Business - Sales and Marketing."


PRODUCTS AND SERVICES

     The Company's development tools, application products and services are designed to enable the Company's customers to design, deploy and maintain client/server-based information systems.

Development Tools and Application Products.

     The following table summarizes certain information about the Company's products:


                              COMMERCIAL            DATE OF MOST       SUGGESTED            PRODUCT
PRODUCT                      RELEASE DATE          RECENT UPGRADE   U.S. LIST PRICE       DESCRIPTION
-------                      ------------          --------------   ---------------       -----------
SOFTWARE DEVELOPMENT
TOOLS
PowerTOOL                        4Q93                  v5.0          $1,200 per        Object-oriented class
                                                       4Q96          developer         library for PowerBuilder-
                                                                                        based applications

PADLock                          3Q95                  v5.0        $2,300 per server      Data and application
                                                       4Q96                                   security for
                                                                                          PowerBuilder-based
                                                                                             applications

FLOWBuilder                      4Q95                  v5.0         $15,000 per server      Workflow enabling
                                                       1Q97            + $1,500 per      engine for PowerBuilder-
                                                                        developer           based applications


                             COMMERCIAL      DATE OF MOST        SUGGESTED                  PRODUCT
PRODUCT                     RELESE DATE    RECENT UPGRADE     U.S. LIST PRICE             DESCRIPTION
-------                     -----------    --------------     ---------------             -----------
AppSync                         2Q96            v3.0           $80 per seat             Software and file
                                                1Q97                                      distribution

PFCtool                         1Q97               -           $695 per                 Class library for
                                                               developer               PowerBuilder using
                                                                                     Powersoft's PFC product

ADAPTLICATION
PRODUCTS

ADAPTlication for Sales         2Q95            v6.0           Starts at $35,000        Sales force automation
Force Automation                                3Q96                                    and contract management
(formerly called
Xceed)

ADAPTlication for               3Q95            v6.0           Starts at $27,000        Customer support,
Customer Support                                3Q96                                    including problem
(formerly called                                                                     Management and tracking
Response)

ADAPTlication for               3Q95            v6.0           Starts at $50,000        Combined, integrated
Customer Asset                                  3Q96                                         package of
Management (formerly                                                                   ADAPTlication for Sales
called GrowthPlan)                                                                       Force Automation and
                                                                                           Customer Support


ADAPTlication for               2Q95            v6.0           Starts at $14,000        Multiple modules that
Financials (formerly                            3Q96              per module             address accounting,
called INTERGY)                                                                        financial and business
                                                                                          management needs

ADAPTlication for               3Q95            v6.0           Starts at $32,000        Customer order
Distribution (formerly                          3Q96                                  management system
called PowerCOM)

ADAPTlication for               3Q94            v6.0           Starts at $23,000        Multiple modules that
Manufacturing (formerly                         3Q96                                  address manufacturing re
called PowerMAN)                                                                           source planning,
                                                                                       scheduling, shop floor
                                                                                       control, configuration
                                                                                           management and
                                                                                             performance
                                                                                             management

     SOFTWARE DEVELOPMENT TOOLS

     The Company's software development tools extend the functionality of PowerBuilder and are designed to assist PowerBuilder developers in more quickly building applications that contain fewer defects, run faster and are easier to maintain. The Company's software development tool products are:

     PowerTOOL (PowerBuilder Template Object-Oriented Library). Object class libraries can assist software development teams in efficiently developing and maintaining medium- to large-sized applications written with object-oriented development tools. PowerTOOL, the Company's award-winning object class library for the PowerBuilder development environment, addresses these complex development needs. PowerTOOL directly and seamlessly extends the PowerBuilder development environment and includes programming standards, reusable visual interface components (e.g., menus, windows, data windows, command buttons), reusable non-visual processing objects, error handling objects, communications objects and pre-written window and application templates. PowerTOOL facilitates accelerated development, while promoting consistency and enforcing standards. The typical PowerTOOL license configuration includes a PowerTOOL development license for each PowerBuilder development license owned.

     PADLock (PowerBuilder Application and Data Locking). Data and application security in any mid-to large-size client/server application usually involves significant design and development time. PADLock is a pre-written, reusable security methodology and software product that provides object, function, row or column level security to any existing or new PowerBuilder-based application. The typical PADLock license configuration includes a development server license for developing and testing application security and a deployment server license for each server where a PADLock-secured application is deployed.

     FLOWBuilder (First Library Optimizing Workflow for PowerBuilder). As organizations build PowerBuilder based applications (especially mid- to large-size applications), workflow is often a design requirement. Unfortunately, many programmers build or "hard code" the work flow logic directly into the application. As a result, subsequent workflow changes are time consuming as programmers must modify the source code, and then recompile and re-distribute the updated version. FLOWBuilder is a pre-written, reusable workflow enabling engine that provides PowerBuilder developers a means to more easily and efficiently "workflow-enable" PowerBuilder-based applications. FLOWBuilder incorporates functionality from the Company's BatchBuilder development tool, which resulted in the Company discontinuing its BatchBuilder marketing efforts in 1996. The FLOWBuilder licensing configuration includes a development server license and two developer licenses to develop and test a workflow-enabled application and a deployment server license for each server where a FLOWBuilder-enabled application is deployed.

     AppSync (Application Distribution and Synchronization Tool). AppSync is an automated software distribution system for client/server computing environments. AppSync automatically distributes entire applications, updated versions of software, or files of any type using a local area network (LAN), wide area network (WAN) or the internet. AppSync licensing configurations are based on the number of end users accessing and using the software.

     PFCtool (Object Class Library for the PowerBuilder Foundation Class Product). PFCtool is a class library that extends the base functionalities of Powersoft's release of the PowerBuilder Foundation Class (PFC) library. PFCtool is used by developers who choose to use the service-based architecture of PFC for application development. PFCtool provides advanced services, template objects, and inheritable windows, menus, and controls for efficient and productive application development. The typical PFCtool license configuration includes a development server license for developing and testing purposes.

     THE ADAPTLICATION SERIES OF APPLICATION PRODUCTS

     The Company's application products are robust graphical client/server systems that are based on open industry standard development tools that can be integrated with other industry standard applications and utilities. The ADAPTlication Series, which by name change and a new functional release in September 1996 replaced the Company's EnPower Series, may be installed without modification, but were designed and built with extensibility in mind. The Company employs a modular, object-based architecture built upon industry standard development tools. This object-extensible architecture, in conjunction with the Company's methodology, permits developers to modify and extend the Company's application products without affecting the underlying integrity of the unmodified portions of the application. In this manner, the Company's customers gain the ability to customize and extend the application, while maintaining the benefits of a fully supported and enhanced application.

     The Company's application products are licensed with or without source code to customers for internal use based on a maximum number of servers and users. Customers may select one or more ADAPTlication Series of products and may install them on a stand-alone basis or as part of an integrated suite of products. The ADAPTlication Series consists of the following six application products and the Application Integration Server (AIS):

     ADAPTlication for Sales Force Automation (SFA). SFA provides a cross-industry solution to the contact management and sales force automation needs of sales and marketing organizations. SFA is designed to allow professional sales organizations to manage their prospect and customer databases pro-actively, track the complex sales cycle, capture and leverage sales and marketing trend data and thus improve productivity of sales personnel.

     ADAPTlication for Customer Support. Customer Support is a cross-industry solution to the problem management/tracking needs of internal or external support organizations. Customer Support is designed to provide support organizations with increased productivity and improved responsiveness, and allows them to use trend data to improve overall company quality performance and caller satisfaction.

     ADAPTlication for Customer Asset Management. Customer Asset Management is a cross-industry, integrated solution that supports the automation needs of an organization's sales and support services. Customer Asset Management integrates the Company's SFA and Customer Support application products into an integrated sales and support solution via a common database architecture.

     ADAPTlication for Financials. Financials is a comprehensive cross-industry suite of financial/accounting and business management modules designed to automate administration and improve information flow. The Financials suite currently consists of General Ledger, Purchasing, Accounts Payable, Accounts Receivable, Project Accounting, Order Entry, Inventory Control and Fixed Assets. The Company intends to release an automated, time and expense system with remote accessing capabilities later in 1997.

     ADAPTlication for Distribution. Distribution is a full-feature customer order management system that allows mid- to large-size organizations to expand and improve their customer order management and distribution efforts by integrating technology with customer-oriented concepts. Distribution's robust feature set is targeted to meet the complex order management needs of manufacturing companies and other mid- to large-size industrial organizations.

     ADAPTlication for Manufacturing. Manufacturing is a full-feature, multi-module manufacturing resource planning system and manufacturing execution system for discrete manufacturers. Manufacturing has a robust feature set that provides an efficient supply-side management tool. Manufacturing, combined with Distribution, Financials and Customer Asset Management, allows the Company to deliver a complete Enterprise Resource Planning (ERP) Solution.

     Application Integration Server (AIS). AIS provides a distributed, message-based environment for integrating multiple application products. The AIS may link multiple PowerCerv application products or alternatively PowerCerv application products and non-PowerCerv application products. The AIS software engine permits the end user to distribute logical components on one or more physical servers that may be in different geographical locations or use different relational database engines.

     TECHNOLOGY RESALES

     The Company resells industry-leading client/server development tools that complement the Company's own development tools and, when installed and utilized in conjunction with the Company's development tools, can provide a comprehensive client/server development environment as well as an internet development environment. These tools include the tools necessary for data model design, process and object-oriented modeling, application and database development, data warehousing, documentation development and quality testing. These tools include PowerBuilder, Hahtsite, Rose, Team Test, PVCS, Erwin, SQL Builder, Sybase IQ and relational databases from Microsoft, Sybase and Oracle.

     SERVICES

     The Company's service offerings consist of the following:

     Consulting Services. The Company's consulting services are available at all stages of client/server design, development and implementation. The Company offers a variety of consulting services, including client/server architecture consulting, application design and application development, internet consulting, and general deployment application consulting. Client/server architecture consulting involves analyzing the customer's existing technology infrastructure and assessing the customer's business needs as well as time and resource constraints to determine whether the customer should build and deploy a custom application, deploy a pre-written application or adapt and deploy the Company's pre-written application products. Design and development services include relational data modeling, process and object-oriented modeling, application and database development and customization, data warehousing and quality testing. Internet consulting includes designing, developing and modifying applications to use the internet capabilities to promote and/or operate a business organization. General deployment consulting involves providing installation and implementation assistance necessary to install the Company's application products selected by the customer.

     In order to be responsive to the specific needs of each customer, the Company offers three service options, representing varied levels of customer and Company involvement. The first option is technical mentoring, whereby the customer retains primary responsibility for the project. A senior Company consultant occasionally visits the customer site, assisting on the most difficult aspects of a project. The second option is co-development, whereby Company consultants work side-by-side with a customer's technical staff. This is a popular option with customers because there is a significant transfer of knowledge to the customer. The third option, popular when the customer lacks the time or resources to participate in the project, is the "Client/Server Software Factory," whereby the Company assigns the work to its internal design and development center, which the Company calls the Client/Server Software Factory. Under this option, the work is performed at the Company's facility by the Company's technicians, and typically upon project completion the customer's technical personnel are briefed so that they may provide on-going support if they so desire. Consulting services are usually only offered on a time and materials basis.

     Education Services. Education services consist of technical training and end-user education. Technical training involves providing comprehensive education and training classes to assist the customer's technical staff in implementing and using the client/server development tools licensed or resold by the Company. End-user education involves providing comprehensive education and training classes for end-users on the implementation and use of the ADAPTlication Series of products selected by the customer. The Company provides its customers classroom training in nine classrooms in eight cities across the U.S. In addition, training courses are frequently provided at customer sites, using customer facilities and equipment, with the Company providing the instructor and class materials. Some classes are offered on a per-student basis and other classes are offered on a negotiated fixed fee basis.

     Maintenance Services. Maintenance services are generally provided pursuant to maintenance agreements between the Company and its customers. These agreements entitle customers to telephone support, notification of product upgrades, the upgrades themselves, functional releases and maintenance releases, technical bulletins, replacement of damaged products and access to the Company's electronic bulletin board. The Company currently charges a percentage of its product license fee for renewable one-year to three-year maintenance agreements.

CUSTOMERS

     Since its inception, the Company had more than 2,800 customers worldwide. The Company's customer base reflects the cross-industry applicability of the Company's development tools, application products and services. The following is a representative list of the Company's customers that have each purchased more than $100,000 in the aggregate of the Company's products and services since January 1, 1994:


         CUSTOMER NAME                  TOOLS   APPLICATIONS    SERVICES
         -------------                  -----   ------------    --------
AAA AutoClub South                                   X             X
Agencies of the State of Florida          X                        X
Allied Signal/Oak Mitsui                  X          X             X
Aluminum Company of America               X                        X
AMTEC Corporation                         X                        X
Andersen Tax                              X          X             X
ARAMCO Services Company                   X                        X
Automated Packaging Systems               X          X             X
Barnett Technologies                      X          X             X


         CUSTOMER NAME                  TOOLS   APPLICATIONS    SERVICES
         -------------                  -----   ------------    --------
Chatsworth Products                       X          X             X
Creative Concept in Advertising           X          X             X
Chase Manhattan Mortgage                  X                        X
Comdial Corporation                       X          X             X
Crown Vantage, Inc.                       X          X             X
Dana Corporation                          X          X             X
Fine Arts Express                         X          X             X
Fleet Mortgage Group                      X          X             X
HealthPlan Services, Inc.                                          X
Holiday Rambler Corporation               X          X             X
Hutterian Bretherin - New York                       X             X
Intel Corporation                         X                        X
Johnson & Johnson                         X          X             X
Merck & Co., Inc.                         X                        X
Metal Industries                          X          X             X
Mobil Oil Corporation                     X                        X
NationsBank Corporation                   X          X             X
Reliance Electric, Ltd.                   X          X             X
RISCORP, Inc.                             X          X             X
Rohm and Haas Company                                X             X
Southern Indiana Gas & Electric                                    X
Wells Fargo Bank, N.A.                    X          X             X
The Scotsman Group, Inc.                  X          X             X

SALES AND MARKETING

     The Company targets mid-tier organizations and government entities as the primary market for its development tools, application products and services. Mid tier organizations are organizations (or divisions of larger organizations) with annual revenues between $50 million and $1 billion. To address the broad range of its sales opportunities, the Company relies on the coordinated efforts of its U.S. direct sales force, International Sales Group, the application and technical consultants, corporate marketing and corporate telesales, together with the newly established Business Development Group and Client/Server Migration Group.

     The Company's U.S. direct sales force is responsible for the sale of the Company's ADAPTlication Series of products to customers in the United States. The direct sales organization includes three regional offices in Philadelphia, Atlanta, and Seattle. Each region is managed by a regional sales vice president and has up to seven field sales representatives. Additionally, product sales specialists are available to provide pre-sales technical support for the Company's products. At December 31, 1996, the Company had 19 field sales representatives and 12 product sales specialists.

     The Company employs application consultants and technical consultants to assist the sales team as may be necessary in competitive sales opportunities, though these consultants primary function is to provide customers with billable services related to installing, customizing, supporting and maintaining its products. The Company employs application and technical consultants that are experienced professionals with in-depth knowledge of their particular field of expertise, many of which are members of the American Product Inventory Control Society ("APICS"), or are certified in production and inventory management or are certified public accountants. Application consultants provide additional support specific to a particular application product. Technical consultants are responsible for assisting customers with development of client/server systems using the Company's software development tools and other development tools resold by the Company. Many of the technical consultants employed by the Company are Certified PowerBuilder Developers ("CPDs") or Certified PowerBuilder Instructors ("CPIs"). Additionally, the Company utilizes its technical consultants as instructors for providing education services to its customers. As of December 31, 1996, the Company had 224 employees serving as technical or application consultants.

     The Company maintains a page on the World Wide Web that contains background on the Company and its products, press releases, human resources information and information on how to contact the Company. In addition, the Company's Web page contains demonstration or "sampler" versions of its development tools.

     The Company's telesales professionals complement the direct sales organization by pursuing sales for the Company's software development tools, technology resale products, internet development tools and other typically small purchase quantities of products involving little or no support. The telesales group also develops and qualifies application product sales leads prior to referral to the direct sales organization. As of December 31, 1996, the Company's telesales group totaled 12 persons.

     The Company recently formed the Business Development Group to generate application product sales and service revenues through indirect sales channels in the United States. The Business Development Group establishes and maintains value-added resellers ("VARs"), original equipment manufacturers ("OEMs") and strategic alliance partners assisting in generating product sales and providing consulting services to end users ("teaming partners"), generally in non-competing markets or niches. These partners typically have expertise in particular vertical markets and geographic ties to their target markets. The Company believes that these relationships can assist in penetrating new markets, expanding existing markets and creating increased product awareness
for the Company's development tools and application products.   The Business
Development Group totaled two persons as of December 31, 1996.

     The Company also recently formed its Client/Server Migration Group to identify and sell custom services projects in the U.S. The Client/Server Migration Group seeks to accelerate the Company's service revenue growth in the U.S. by focusing on medium- to large-scale client/server and/or internet services projects. This group is also focused on the sale of the Company's development tools and third party development tools. As of December 31, 1996, the Client/Server Migration Group totaled four persons.

     In August 1996, the Company opened its first international sales office in Amsterdam, The Netherlands. The International Sales Group is responsible for generating license revenues for the Company's development tools and application products. The Company primarily utilizes independent distributors to promote, license and support its products. Distributors must have demonstrated capabilities for selling and supporting client/server development tools or application products in their particular territory. As of December 31, 1996, the Company had arrangements with distributors in Australia, Canada, Europe, the Pacific Rim and South America, covering 19 countries in total. Generally these agreements grant distributors non-exclusive rights to distribute the Company's products in a particular territory and do not restrict the Company from marketing its products directly. At December 31, 1996, the International Sales Group totaled seven persons.

     In support of its sales organization, the Company conducts comprehensive marketing programs intended to promote and market the Company's development tools, application products and services, and to create awareness and position the Company in the client/server industry. These efforts include product advertising, public relations and press tours, trade show participation, direct mail and telemarketing campaigns, preparation of marketing collateral and participation in industry programs and forums. The Company also uses a structured sales methodology that is intended to guide its direct sales professionals through the sales process and increase their probability of success. As of December 31, 1996, the Company had six employees in its corporate marketing department.

PRODUCT DEVELOPMENT

     The Company has made substantial investments in research and development through internal development in fiscal 1996, and through both internal develpment and technology acquisition in prior fiscal years. The Company believes its future performance will depend in large part on its ability to maintain and enhance its current product line, develop new products, maintain technological competitiveness and meet an expanding range of customer requirements. The Company's product development efforts are focused on continued enhancement of existing development tools and application products, development of new complementary development tools and application products and exploring emerging technologies. As of December 31, 1996, the Company had 69 employees in its research and development organization.

     The Company maintains product development groups that engage in research and development activities with a long-term objective of identifying, planning and developing new products and enhancements to existing Company products. The goal of the Company's development tools product development group, located in Minneapolis, Minnesota, is to continue to design and develop timely, open and robust development tools and methodologies that extend and augment the client/server development environment. The objectives of the ADAPTlication Series product development group, principally located in Pendleton, South Carolina, include taking advantage of features in the Company's underlying core technologies. These features include multiple hardware platform support, database independence, multiple network support and support for various operating systems (primarily Microsoft Windows, Microsoft Windows NT and various versions of UNIX) while offering a broad and robust product function and feature set that may be extended and adapted as needed by the customer.

     The client/server development tool and business application markets are highly influenced by rapid technological change, adoption of new industry standards, frequent new product introductions and changing customer demands that can render existing products unmarketable and obsolete. The Company plans in the future to release new versions of its development tools and application products and to introduce new development tools and application products.
There can be no assurance that the Company will be successful in developing and marketing new versions or new products, or that the Company will be successful in addressing changing customer demands and the adoption of new industry standards.

STRATEGIC ALLIANCES

     A key element of the Company's strategy is the continued creation and development of strategic alliances with key industry participants. The Company's goals in establishing these relationships are to create marketing alliances that will endorse and promote the Company's products to a larger potential customer base than can be reached through the Company's direct marketing efforts and to assist the Company in developing a supply of aftermarket service providers, who will train personnel to implement the Company's products, thereby leveraging the Company's resources and reach. The Company seeks strategic alliances with companies that have maximum penetration and leading reputations for quality with the Company's target customers. Many of these relationships are in the early stages of development and have not yet resulted in material revenue for the Company. Generally, existing agreements outlining the Company's alliances do not impose significant financial obligations or liabilities on either party and have terms no longer than one year. There can be no assurance these relationships will successfully develop to the extent that they will contribute materially to the Company's financial results in the future.

     To date, the Company's significant alliances include the following organizations:

     MCI Systemhouse. The Company signed a memorandum of understanding with MCI Systemhouse relating to the marketing, sales and implementation of the Company's ADAPTlication Series of products. MCI Systemhouse, a wholly-owned subsidiary of MCI Communications Corporation, provides its customers with enterprise systems integration capabilities and client/server migration services. The Company provides pre- and post-sales implementation training to representatives of MCI Systemhouse under this relationship.

     Microsoft Corporation. The Company has entered into an agreement with Microsoft that permits the Company to resell Microsoft's products as a "Microsoft Solution Provider." In addition, the Company receives frequent briefings on Microsoft's strategic and technical product direction, participates in joint marketing activities, and receives early access to new software releases. The Company's ADAPTlication Series of products operate in conjunction with Microsoft SQL Server, Windows NT Workstation, Windows NT Server and Windows 95.

     Oracle Corp. The Company has entered into an agreement with Oracle that provides the Company the ability to sublicense Oracle's relational database management systems to is customers. The Company has also joined Oracle's "Business Alliance Programme" and established a marketing relationship with Oracle whereby the two companies may team together in proposing solutions that include both companies' products and/or services.

     Powersoft Corporation. The Company is a major reseller of PowerBuilder and is a formal Premier PowerChannel member as well as a CODE (Client/Server Open Development Environment) Partner and Training Partner for Powersoft. Powersoft includes the Company's products in its listing of applications available on the PowerBuilder platform and frequently conducts joint product seminars with the Company around the U.S. Powersoft is a subsidiary of Sybase.

     SBT Accounting Systems, Inc. The Company entered into a partnering agreement providing SBT with OEM license rights on the ADAPTlication for Financials software. In addition, SBT and its VARs will be able to resell the Company's products in the U.S. SBT is a leading provider of accounting software in the small-to-medium enterprise market and has established a network
of approximately 2,000 value-added resellers.   In December 1996, the Company
purchased a five percent ownership interest in SBT Accounting Systems, Inc. parent organization, Software Business Technologies.

     Sybase, Inc. The Company has entered into a strategic marketing relationship with Sybase. The relationship includes joint sponsorship of seminars highlighting the Company's applications, press releases announcing the availability and performance of the Company's products on Sybase platforms, publications of joint success stories and other items of a similar nature. The Company also packages and resells Sybase's database products and provides formal Sybase training.

     Unisys Corporation. The Company has signed two agreements with Unisys whereby Unisys sales personnel promote Unisys systems in conjunction with the Company's ADAPTlication Series of products. Additionally in January 1997, the Company formalized an alliance with the Computer Systems Group (CSG) of Unisys in which the Company's ADAPTlication Series of products will be marketed as optional additions to buyers of the Unisys enterprise server hardware, creating comprehensive business solutions for CSG's client/server customers.

     In addition to those strategic alliances referenced above, the Company has entered into agreements and relationships with several of the "big six" accounting firms. Under these agreements and relationships, representatives of the accounting firms promote the Company's ADAPTlication Series of products to their client base. The Company provides training to individuals from these firms on product implementation.

     Competition could develop between the Company and certain of the parties with which it has strategic alliances. There can be no assurance that the Company would be able to effectively compete with any such parties in such circumstances.

COMPETITION

     The market for development tools, application products and services in the client/server industry is intensely competitive and rapidly changing. The Company expects competition to continue and to increase. The Company believes its ability to compete successfully depends upon a number of factors both within and beyond its control, including product performance, quality of support services, timeliness of enhancements and new product releases by the Company and its competitors, the emergence of new client/server products and standards, salesforce and sales management execution, and industry and general economic trends. The Company competes by offering a broad product line, open architecture software designed to be adaptable, scaleable and integrateable with other open architecture client/server products, high quality and timely technical support services, product improvements and new product introductions.

     The Company competes with different competitors in each category of its product and service offerings. For its development tools, the Company currently competes with predominately small, privately-held companies that offer only tools or that offer only tools and services. The Company believes that in the future it will also compete in this category with large, publicly-held companies. For the technology resale products offered by the Company, the Company currently competes with a large number of organizations, including in some cases the original manufacturer. While many of these competitors also offer professional services, few offer application products that utilize the technology resale products being offered as the underlying technology. The Company expects the technology resale market to remain highly competitive with relatively low gross margins.

     For the application products, the Company's primary competitors are either large, publicly-held companies that offer an enterprise resource planning solution or organizations the same relative size as the Company. The competitors in the latter category generally have more focused application product sets, typically Sales Force Automation, Customer Support, and.or Financials, but do not offer full enterprise solutions. The Company competes against these companies based on its software architecture that reflects open industry standards, ease of extensibility and customization, product features, ease of use and implementation, and based on price and existing Company relationships.

     For the Company's service business, the competition is primarily based on the type of project or the type of service being rendered. When the services are related to the Company's development tools or application products, generally there is less competition. The Company also provides client/server design and development services on client/server software development projects where the Company's development tools and application products have little or no material contribution to the project. In this circumstance, the Company competes with a large number of consulting service providers, both large and small in size, and price pressure is more intense.

     There is currently little competition for education services related to the Company's development tools and application products. There is, however, significant competition for education services on its technology resale products. Competition in the latter case comes from the original manufacturers, regional firms specializing in training and other product or consulting firms that also offer education services. The Company competes based on the quality of its instructors, its broad course offering and its total solution approach.

     In addition to direct competition, the Company faces indirect competition from its existing and potential future customers, many of which internally design and use their own software tools or design their own software applications for their particular needs, and therefore may be reluctant to license products offered by independent vendors such as the Company. As a result, the Company must educate prospective customers concerning the advantages of the Company's products over internally developed tools and applications. These advantages include adaptable, scaleable, open architecture products that are easier to integrate into existing customer information systems and improved implementation times. There can be no assurance that the Company will be able to adequately educate potential customers as to the benefits provided by the Company's products.

     Many of the Company's competitors have longer operating histories and greater financial, technical, sales, marketing and other resources, as well as greater name recognition and market acceptance of their products and technologies, than the Company. As a result, they may be able to respond more quickly to technological changes or market opportunities. Also, in the markets in which the Company operates, there are relatively low barriers to entry, and new competition may arise either from expansion by established companies or from new emerging companies. Increased competition will result in pressure for price reductions and related reductions in gross margins and market share, any of which could materially and adversely affect the Company's ability to achieve its financial and business goals. To achieve the Company's strategy to attain larger market share, the Company will have to continue to enhance its existing products, introduce new products, recruit and train additional consulting staff and recruit and train sales and marketing professionals. There can be no assurance that in the future the Company will be able to successfully compete against current and future competitors.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY TECHNOLOGY

     The Company currently holds no patents and attempts to protect its products through a combination of copyright, trademark and trade secrets laws. The Company also utilizes employee and third-party nondisclosure agreements and contractual provisions to protect its products. Despite these precautions, it may be possible for unauthorized parties to copy or reverse engineer portions of the Company's products.

     The Company's software products are usually licensed to customers under a non-transferable, non-exclusive license that specifies the number of servers and concurrent users that may use the system. The Company relies on negotiated agreements for its application products, which may include the licensing of its source code, enabling customers to modify or enhance the code under certain conditions. The disclosure of its source code increases the likelihood of misappropriation or other misuse of the Company's products. For its development tools, which are generally provided in source code form, the Company relies on both "shrink wrap" licenses and negotiated agreements, depending on various factors including the size of the transaction, the number of programs, and the level of support or customization. A shrink wrap license is a printed agreement included in the product packaging that purports to bind the licensee when the package is opened. It is not signed by a licensee and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the law of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology.

     Although the Company's competitive position may be affected by its ability to protect its proprietary information, the Company believes that the rapid pace of technological change in the industry will cause other factors, such as the technical and creative skills of the Company's management and technical personnel, name recognition, the ability to develop, produce, enhance and market innovative products, and the timeliness and quality of support services, to be more significant in maintaining the Company's competitive position.

EMPLOYEES

     As of December 31, 1996, the Company had 420 full-time employees. These employees include 65 in sales, marketing and related activities, 69 in research and development, 242 in customer support, training and consulting services, and 44 in finance, administration and human resources. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company believes that its relations with employees are good.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters are located in Tampa, Florida in a 24,000 square foot facility, including office space and customer training facilities, occupied under a lease expiring in September 2000. The Company leases additional sales offices in three other Florida cities and in Alabama, California, Georgia, Illinois, Michigan, Minnesota, New Jersey, North Carolina, Oregon, Pennsylvania, Texas, Virginia, Washington, and The Netherlands. Additionally, the Company leases research and development facilities in Minnesota and South Carolina. The Company believes that its existing offices and facilities are adequate to support its current needs and that suitable additional facilities will be available, when needed, on commercial reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

     In December 1995, the Company, Synergistic Technologies Business Systems, Inc. ("STI") and the sole shareholder of STI were named as defendants in a lawsuit filed by a former STI employee in the Fourth Judicial District Court of the State of Minnesota. The Company acquired substantially all of the assets of and assumed certain specified liabilities of STI on November 1, 1995. The suit alleges employment discrimination and tort, contract and equitable claims arising from the plaintiff's employment with STI prior to the Company's acquisition of STI's assets. The liabilities expressly assumed by the Company do not include any of the claims raised by the plaintiff in the suit. The plaintiff alleges that the Company had a relationship with STI such that the Company was nonetheless liable for the claims asserted in the complaint. In addition, the plaintiff has brought a motion to amend the complaint to allege tortious interference with a prospective business relationship and conversion against the Company. The complaint seeks, among other things, compensatory and punitive damages, and other legal and equitable relief. The Company denies the plaintiff's assertion. The Company believes it has meritorious defenses and is defending such litigation. In addition, STI and its sole shareholder agreed to indemnify the Company from the plaintiff's claims.

     The Company is also subject to miscellaneous legal proceedings in the normal course of business. The Company is currently defending these proceedings and claims, and anticipates that it will be able to resolve these matters in a manner that will not have a material adverse effect on the Company's results of operations, cash flow or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996.

                                    PART II


ITEM 5.  MARKET VALUE OF THE REGISTRANT'S COMMON STOCK

     The Company's Common Stock, $.001 par value ("Common Stock"), is traded on the Nasdaq National Market System under the symbol "PCRV." Following the Company's March 1, 1996 initial public offering ("IPO"), the following high and low sales prices were reported by Nasdaq in each quarter:


            Fiscal 1996:                               High   Low
            ------------                               ----   ---
            1st Quarter (subsequent to March 1, 1996) $18.00 $14.00
            2nd Quarter                                19.50  11.25
            3rd Quarter                                13.25  3.125
            4th Quarter                                5.625  2.875


     As of December 31, 1996, the Company had approximately 1,701 holders of record of its Common Stock. The Company paid no cash dividends in respect of its Common Stock in 1995 and 1996, except for a $4,084,121 distribution to its shareholders attributable to the Company's S Corporation status, $3,712,000 of which was distributed in the form of promissory notes that were repaid in cash in 1996, and a $10,000,000 distribution to its shareholders in 1995 in the form of sixty-day promissory notes which the Company paid in cash in 1995. Other than such distributions, the Company has never declared or paid dividends and does not expect to pay any such dividends in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

On January 30, 1996, the Company entered into an Agreement and Plan of Reorganization pursuant to which it acquired substantially all of the assets of Visual Systems Development Group of Michigan, Inc. ("Visual") and issued 110,000 shares of its Common Stock to Visual as the consideration for the sale. The issuance of such securities was deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The recipients of such securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in such transaction.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

     The following historical selected consolidated financial data of the Company is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The balance sheet data set forth below for the years ended December 31, 1996 and 1995 and the operating data for the years in the three-year period ended December 31, 1996 are derived from the Consolidated Financial Statements of the Company audited by KPMG Peat Marwick LLP, independent certified public accountants. The statement of operations data set forth below with respect to the fiscal years ended December 31, 1993 and 1992 (from inception of the Company on April 20, 1992) and the balance sheet data as of December 31, 1994, 1993 and 1992 are derived from the audited financial statements not included in this Form 10-K.

                                                                                                                 INCEPTION
                                                                   YEARS ENDED                               (APRIL 20, 1992)
                                                                   DECEMBER 31,                              TO DECEMBER 31,
                                             -----------------------------------------------------------
                                                  1996          1995            1994            1993               1992
                                             ------------  -------------  --------------  --------------       ----------
                                                      (In thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
Revenue:
  License fees                                   $11,324          8,258           2,280             439              28
  Technology resales                               2,860          3,368           2,399           2,159             319
  Service fees                                    23,172         16,573           8,453           2,405             368
                                                 -------         ------          ------          ------          ------
    Total revenue                                 37,356         28,199          13,132           5,003             715
                                                 -------         ------          ------          ------          ------
Costs and expenses:
  Cost of licenses                                 1,319            439             445               -               -
  Cost of technology resales                       2,337          2,651           1,802           1,692             256
  Cost of services                                15,973         10,341           4,614           1,058             114
  General and administrative                       5,256          4,761           2,441             542              90
  Sales and marketing                             10,730          4,829           1,826             543             105
  Research and development                         6,688          3,082             481               -               -
  In-process research and development                100          6,913               -               -               -
                                                 -------         ------          ------          ------          ------
    Total costs and expenses                      42,403         33,016          11,609           3,835             565
                                                 -------         ------          ------          ------          ------
Operating income (loss)                           (5,047)        (4,817)          1,523           1,168             150
                                                 -------         ------          ------          ------          ------
Other expense (income)                              (674)           158               7               -               -
                                                 -------         ------          ------          ------          ------
Income (loss) before income taxes                 (4,373)        (4,975)          1,516           1,168             150
Income tax benefit                                (1,658)             -               -               -               -
                                                 -------         ------          ------          ------          ------
Net income (loss)                                $(2,715)        (4,975)          1,516           1,168             150
                                                 =======        =======          ======          ======          ======
Net (loss) per share                             $  0.21
                                                 =======
Shares used in computing loss per share           12,950
                                                 =======
Pro forma (1):
  Income (loss) before income taxes as reported                 $(4,975)          1,516           1,168             150
  Income tax expense (benefit)                                     (550)            605             450              50
                                                                =======          ======          ======          ======
  Net income (loss)                                             $(4,425)            911             718             100
                                                                =======          ======          ======          ======
  Net income (loss) per share                                   $ (0.41)           0.08            0.07            0.01
                                                                =======          ======          ======          ======
  Shares used in computing net income (loss) per share           10,837          10,837          10,837           7,571
                                                                =======          ======          ======          ======


                                                                                 DECEMBER 31,
                                               ---------------------------------------------------------------------------------
                                                   1996           1995            1994            1993              1992
                                               ------------  --------------  --------------  --------------  -------------------
                                                                             (Table in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents                           $14,637        $      1          $   87          $    2         $ 70
Working capital                                      21,619          (1,308)          1,368             760          154
Total assets                                         36,351          15,292           4,630           1,844          296
Long-term debt, less current portion                      -           8,932               -               -           60
Convertible preferred stock                               -           5,500               -               -            -
Redeemable preferred stock                                -           5,500               -               -            -
Retained earnings (accumulated deficit)             (19,834)        (17,119)          2,015             930          142
Shareholders' equity (deficit)                       30,992         (15,990)          2,024             938          150

(1) Prior to May 15, 1995, the Company had elected to be treated as a small business corporation (S Corporation) for income tax purposes. The pro forma income taxes have been calculated using the statutory tax rates in effect during the applicable periods, as if the Company were taxable as a C Corporation. The pro forma income taxes also assume the adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, as of April 20, 1992. Common stock and Common Stock equivalents issued within one year preceding the Company's IPO have been assumed to be outstanding for all periods presented in accordance with the rules of the Securities and Exchange Commission.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     The Company's revenues consist primarily of software license fees, resales of software products developed by other independent software vendors ("technology resales") and fees for services, including consulting, education and maintenance. The Company was organized in April 1992, and through calendar year 1994 a substantial part of the Company's revenue was derived from technology resales and consulting and education services. The Company began selling its own license product in the fourth quarter of 1993. Since then, the Company has brought several additional tools and applications to the market. Service fees remain the Company's largest single revenue source, although the Company's strategy is to seek to increase revenue generated by licensing its application products and software development tools as a percentage of total revenue. License fees, as a percentage of total revenue, increased to 30% for fiscal 1996 from 17% in fiscal 1994. Since inception, the Company has experienced significant revenue growth. However, there can be no assurance that the Company's revenue growth will continue in the future or that present levels of revenue can be sustained.

     The discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company's future actual results may differ materially from the results discussed herein and including those in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the risks discussed in this section under "Forward Looking Statements and Associated Considerations"

     The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 91-1, Software Revenue Recognition. Software license fees are recognized upon shipment to the customer if collection is probable and the remaining Company obligations are insignificant. The Company provides for potential product returns and allowances at the time of shipment. Historically, product returns and allowances have been immaterial. Revenues from consulting and education services are recognized as those services are performed. Revenue for maintenance services is recognized ratably over the term of the support period. Unrecognized amounts are recorded as deferred revenue.

     On March 1, 1996, the Company completed its IPO and issued 2,900,000 shares of its Common Stock at a price of $14.00 per share and on April 3, 1996 the underwriter exercised the over-allotment option and the Company issued 495,000 additional shares of its Common Stock. The total cash received was approximately $43.3 million net of underwriting discounts and commissions. See "Liquidity and Capital Resources" for a discussion on the use of the IPO proceeds.

     Effective November 1, 1995, the Company completed the acquisition of substantially all of the net assets of STI, including the intellectual property rights to its financial application product. Effective December 6, 1995, the Company also completed the acquisition of the intellectual property rights related to manufacturing and customer order management application products owned by Reliance Electric Industrial Company ("Reliance"). These acquisitions allowed the Company to enhance its suite of application products, resulting in the Company's ability to offer its customers a broader range of client/server application products. Effective January 1, 1996, the Company expanded its sales and consulting force and acquired rights to a client/server development tool by the completion of the acquisition of substantially all of the net assets of Visual. The Company is not currently considering additional significant acquisitions of complementary businesses, products or technologies, although it may do so in the future.

     All of the acquisitions were recorded as purchase transactions for accounting purposes and the STI and Reliance transactions resulted in a non-recurring charge to 1995 fourth quarter income for in-process research and development of approximately $6.9 million. The Visual transaction resulted in a non-recurring charge to 1996 first quarter income for in-process research and development of $0.1 million.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data regarding the Company's revenues derived from license fees, technology resales and service fees:

Revenues                                   FOR THE YEAR ENDED DECEMBER 31,
                                    ---------------------------------------------
                                                 ($'S IN THOUSANDS)
                                       1996    CHANGE    1995    CHANGE   1994
---------------------------         ---------------------------------------------
License fees                         $11,324    37%    $ 8,258    262%   $2,280
Percentage of total revenue               30%               29%              17%
---------------------------         ---------------------------------------------
Technology resales                   $ 2,860   (15%)   $ 3,368     40%   $2,399
Percentage of total revenue                8%               12%              18%
---------------------------         ---------------------------------------------
Service fees                         $23,172    40%    $16,573     96%   $8,453
Percentage of total revenue               62%               59%              65%
---------------------------         ---------------------------------------------

     License Fees. The Company's license fees are derived from licensing the Company's development tools and application products. The Company establishes its licensing fees using a tiered pricing approach based on the number of concurrent servers and users. Source code licenses are available at an additional cost. License fees increased 262% from 1994 to 1995 and 37% from 1995 to 1996 due primarily to increased market acceptance of the Company's products and underlying client/server technology, expansion of the Company's product offerings and growth in the Company's sales, marketing and customer service organizations. The increase in 1996 from the respective prior year was also due to an increase in the number of licenses sold as well as increased transaction size, OEM license fees, increased market acceptance of the Company's products and customer awareness of the Company's application products. Increased OEM license fees includes a $2 million license fee from a channel partner in which the Company subsequently acquired a five percent ownership interest for $1.5 million. The Company believes that its release of enhancements for its application products at the end of the third quarter of 1996 which was later than originally planned negatively impacted the Company's 1996 license fees. Additionally, the release of Powersoft Corporation's PowerBuilder version 5.0 software created a certain amount of client/server class library market indecisiveness which negatively impacted revenues associated with one of the Company's software development tools. In response to Powersoft's new product release, the Company has developed and released a new class library development tool. Although the Company believes its new development tool will benefit users of Powersoft's new product release, there can be no assurance that the Company's new development tool will achieve market acceptance.

     Technology resales. Technology resales are derived from licensing complementary client/server development tools developed by other independent software vendors. Technology resales and related services are more susceptible to change based on the price for such products and services than the Company's application license fees and related services. Technology resales increased 40% from 1994 to 1995 primarily due to unit growth associated with growth in the Company's sales, marketing and customer service organizations. Technology resales decreased 15% from 1995 to 1996 due to the Company's increased focus on sales of its own software development tools and application products and increased market competition for technology resale products. The Company believes that 1997 technology resales revenue, as a percentage of total revenue, will be less than prior year periods.

     Service fees. The Company's service fees consist of revenue from consulting, education and maintenance services. Consulting services are primarily provided on a time and material basis, educational services are generally priced on a per student basis and annual maintenance service fees are based on a percentage of the related license fees. During 1995, service fees grew 96% over 1994 due primarily to continued growth in the Company's consulting staff and instructor pool and increased maintenance fees attributable to the increase in sales of the Company's development tools and application products. During 1996, service fees grew 40% over 1995 due primarily to the increase in the number of consulting personnel, increase in the realized consulting hourly rates and the additional maintenance revenue provided by the Company's product licensing activities. The higher hourly rates were attained due to the consultants performing higher value-added work associated with licenses of the Company's products. During 1996 as compared to 1995, consulting fees increased 36%, education fees increased 18% and maintenance fees increased 257%.

COSTS AND EXPENSES

     The following table sets forth, for the periods indicated, certain financial data regarding the Company's costs associated with its license fees technology resales and services:


Cost of revenue                     FOR THE YEAR ENDED DECEMBER 31,
                             ----------------------------------------------
                                          ($'S IN THOUSANDS)
                               1996     CHANGE     1995    CHANGE    1994
---------------------------  ----------------------------------------------
Cost of licenses              $ 1,319    200%    $   439     (1%)   $  445
Gross profit percentage            88%                95%               80%
---------------------------  ----------------------------------------------
Cost of technology resales    $ 2,337    (12%)   $ 2,651     47%    $1,802
Gross profit percentage            18%                21%               25%
---------------------------  ----------------------------------------------
Cost of services              $15,973     54%    $10,341    124%    $4,614
Gross profit percentage            31%                38%               45%
---------------------------  ----------------------------------------------

     Cost of Licenses. In 1994, the cost of license revenue was associated with application software royalty payments to Reliance that the Company is no longer obligated to pay. The cost of license revenue from 1995 forward consists primarily of production costs, royalties associated with a module of one of the Company's application products, and the amortization of intangible assets. The gross profit percentage of cost of licenses increased in 1995 from 1994 due to the termination of the Company's obligation to pay the royalty payments to Reliance. In 1996, the gross profit percentage decreased compared to 1995 due to the amortization of intangible assets acquired in the STI, Visual and Reliance acquisitions. The Company will incur an annual amortization expense of approximately $950,000 for the next three years and approximately $200,000 for years four through six thereafter.

     Cost of Technology Resales. Cost of technology resales consists primarily of costs associated with resales of complementary client/server development tools developed by other independent software vendors. The gross profit percentage of cost of technology resales decreased in 1996 and 1995 compared to prior years because of increased competition in the market for complementary client/server development tools and the resulting lower prices charged for such sales. The 47% increase of cost of technology resales in 1995 from 1994 is primarily due to increased technology resale revenue. The decrease of 12% of technology resales costs in 1996 compared to 1995 is due to the Company's increased focus on sales of its own software development tools and applications and increased market competition for technology resale products.

     Cost of Services. Cost of services consists primarily of compensation and travel costs associated with providing consulting, product support, technical services and education. Cost of services gross profit percentage decreased in 1996 from 1995 and 1994 primarily because of the recruitment and training of a more experienced, and thus more expensive, consulting staff and the associated infrastructure support costs, further shifting of the total service fee mix to consulting fees from higher margin education fees and higher than expected consultant turnover in 1996. Cost of services in absolute dollars have increased year to year from 1994 to 1996 as a result of increased service fees.

     The following table sets forth, for the periods indicated, certain financial data regarding the Company's operating expenses:

Operating expenses                        FOR THE YEAR ENDED DECEMBER 31,
                                    --------------------------------------------
                                                 ($'S IN THOUSANDS)
                                      1996    CHANGE    1995    CHANGE    1994
--------------------------------    --------------------------------------------
General and administrative          $ 5,256     10%    $4,761     95%    $2,441
Percentage of total revenue              14%               17%               19%
--------------------------------    --------------------------------------------
Research and development            $ 6,688    117%    $3,082    541%    $  481
Percentage of license fees revenue       59%               37%               21%
--------------------------------    --------------------------------------------
Sales and marketing                 $10,730    122%    $4,829    164%    $1,826
Percentage of total revenue              29%               17%               14%
--------------------------------    --------------------------------------------

     General and administrative ("G&A"). G&A expenses include compensation, communications, accounting, legal and related facilities expenses. The increase in G&A expense in 1995 from 1994 of 95% was primarily due to increased staffing and associated expenses necessary to manage and support the Company's increased scale of operations. The increase in G&A expenses in 1996 from 1995 of 10% was a result of the continued expansion of the Company's administrative staff to support its operations, and increased expenses associated with being a public company. While G&A expense increased in absolute dollars in 1996 and 1995; the G&A expenses as a percentage of total revenue decreased compared to prior years due to the growth in revenue.

     Research and development ("R&D"). R&D costs consists primarily of compensation and related facilities and equipment costs associated with developing, maintaining and enhancing the Company's development tools and application products. R&D costs as a percentage of license fees was 21% in 1994 and increased to 37% in 1995 primarily because of the increase in the size of the Company's product portfolio and the associated costs of product development, enhancement and maintenance. R&D costs as a percentage of license fees increased to 59% of total license fees in 1996 primarily due to additional R&D personnel necessary to expand and enhance the Company's application products and development tools. During the second and third quarters of fiscal 1996, the Company temporarily reassigned consulting personnel to R&D positions to facilitate new version releases of its application products. This temporary transfer not only increased R&D costs but also decreased service fees during those respective quarters. Following the Company's September 30, 1996 release of its ADAPTlication Series of products, the Company consolidated four separate application R&D centers into one facility for several reasons including reducing costs. Additionally in March 1997, the Company hired an experienced industry executive to manage the R&D organization. Since inception, the Company has not capitalized any internal R&D costs. The Company plans to continue to make significant investments in R&D.

     Sales and Marketing. Sales and marketing expenses primarily consists of compensation paid to sales and marketing personnel, costs of marketing, direct mail and telemarketing activities, costs of public relations, trade shows and conferences, and related communication costs. Sales and marketing expense increased as a percentage of total revenue from 14% in 1994 to 17% in 1995 principally because of continued growth of the Company's direct sales force and corporate marketing department and costs associated with new product introductions. Sales and marketing expenses increased as a percentage of total revenue to 29% in 1996 primarily due to investment in its direct and indirect sales force (including the establishment of the Company's Business Development Group and Client/Server Migration Group), its opening of an international office in The Netherlands, and increased marketing expenses for the Company's products and services. During the third quarter of fiscal 1996, the Company restructured the sales management team from ten districts to three sales regions to reduce the number of layers between the customer and sales management as well as reduce the infrastructure costs. The Company will continue to invest in its direct and indirect sales force and implementation of its marketing and product strategies, and consequently its sales and marketing expenses may continue to increase both in dollar amounts and percentage of total revenues in the future.

 IN-PROCESS RESEARCH AND DEVELOPMENT

     An aggregate expense of $6.9 million, was recorded in the fourth quarter of 1995 as a result of the STI and Reliance intellectual property acquisition transactions and $0.1 million was recorded in the first quarter of 1996 as a result of the Visual transaction related to the acquisition of in-process research and development. Such amounts have been recorded as an operating cost and a reduction of operating income.

 INCOME TAX EXPENSE (BENEFIT)

     Until May 1995, the Company was treated as an S Corporation for federal and state income tax purposes. Accordingly, federal income taxes on any earnings were payable by the Company's shareholders rather than the Company. On May 15, 1995, the Company terminated its S Corporation status and became subject to statutory corporate income taxes.

 LIQUIDITY AND CAPITAL RESOURCES

     From the inception of the Company until the IPO, the Company financed its operations primarily through cash flow from operations, private sales of equity securities, shareholder loans and borrowings under a commercial line of credit. In May 1995, the Company sold a total of 55,000 shares of its Redeemable Preferred Stock and 1,600,000 shares of its Convertible Preferred Stock to certain institutional investors for a total purchase price of $11.0 million. Prior to termination of its S Corporation status, the Company made approximately $14.9 million to its founding shareholders in the form of cash and notes. In December 1995, the Company borrowed a total of $1.0 million from the Company's three founding shareholders pursuant to promissory notes bearing interest at the rate of 8% per annum.

     The Company's IPO resulted in net proceeds of approximately $43.3 million. The Company used these IPO proceeds to repay the $7.1 million promissory note issued to Reliance in connection with the acquisition of certain software from Reliance; redeem all outstanding shares of the Company's Redeemable Preferred Stock of approximately $5.5 million; repay promissory notes from the Company to the three founding shareholders of the Company of approximately $3.4 million; repay the outstanding bank lines of credit balances; and repay the $1.0 million working capital notes from the three founding shareholders of the Company. The remaining proceeds from the IPO were invested in short-term investments and are used to provide working capital and capital resources as needed.

     At December 31, 1996, 1995 and 1994, the Company had available cash and cash equivalents of $14,637,168, $500 and $86,966 respectively, and working capital of $21.6 million, $(1.3) million and $1.4 million, respectively. At December 31, 1996, the Company had approximately $11.5 million of accounts receivable.

     The Company has an unsecured $5 million revolving line of credit with a commercial bank for working capital and other purposes. The interest rate on the line of credit is equal to LIBOR plus 150 or 200 basis points, based on the Company's tangible net worth. The line of credit requires the Company to maintain certain financial ratios. At December 31, 1996, no balance was outstanding on the line of credit. This line of credit was entered into in October 1996 and replaced a line of credit that permitted borrowing of the lesser of $4.0 million or 80% of eligible accounts receivable.

     Net cash provided by (used in) financing activities for the years ended December 31, 1996, 1995 and 1994 was $22.8 million, $4.6 million and $(0.3)
million, respectively.

     Net cash provided by (used in) operating activities for the years ended December 31, 1996, 1995 and 1994 was ($4.8) million, $(0.9) million and $0.9 million, respectively. In 1996, uses of cash increased as a result of increased expenditures in research and development including those associated with the September 30, 1996 release of the ADAPTlication Series of products and increased marketing and sales costs due to the Company's increased investment in its direct and indirect sales force and marketing organizations.

     Net cash used in investing activities for the years ended December 31, 1996, 1995 and 1994 was $3.3 million, $3.8 million and $0.5 million, respectively. Such uses were for purchases of furniture, fixtures, and communication and computer equipment. In 1995, such uses included $2.3 million associated with the STI and Reliance transactions and in 1996 included $1.5 million for an investment in a non-public third party and $0.1 million related to the STI transaction.

     To date, inflation has not had a material effect on the Company's financial results. There can be no assurance, however, that inflation may not adversely affect the Company's financial results in the future.

     The Company believes that funds generated from its operations, existing cash and cash equivalents and its short term accounts receivable together with the availability of the line of credit, will be sufficient to finance the Company's operations for at least the next twelve months.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED CONSIDERATIONS

     This report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "estimate," "expect," "intend," "anticipate" and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Such statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations; (ii) the industry in which the Company operates; (iii) the Company's business and growth strategies; and (iv) other matters. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements. Factors to consider in evaluating any forward-looking statements and the other information contained herein include the following:

     Ability to Manage Change. The Company was incorporated in April 1992 and commercially shipped its initial products in late 1993. Since inception, the Company has experienced rapid growth in its revenue, the number of its employees and the scope of its operations. The number of Company employees, for example, has grown from 11 on December 31, 1992 to 420 as of December 31, 1996. The Company's rapid growth has resulted in, and is expected to continue to create, new and increased responsibilities for management personnel, as well as additional demands on the Company's operating and financial systems. The Company's business and future growth will depend on the efforts of key management personnel and the Company's ability to attract and retain qualified management personnel. The Company's continued growth will also require it to recruit additional qualified technical personnel, to enhance its managerial systems for its operations, and to successfully integrate new employees and systems into its existing operations. If the Company is unable to manage change effectively, the Company's business, financial condition and results of operations could be materially adversely affected.

     The Company began operations primarily as a value-added reseller of client/server software development tools developed by third parties and as a provider of related consulting services. For each fiscal quarter since that time, including the quarter ended December 31, 1996, revenue from services has accounted for at least a majority of the Company's revenue. Although the Company's initial development tool, PowerTOOL, became commercially available in the fourth quarter of 1993, the Company's other development tool offerings were commercially introduced in the second half of 1995 or the first quarter of 1996. The Company's first application product, ADAPTlication for Manufacturing (previously known as PowerMAN), was commercially introduced in the third quarter of 1994, but the Company's remaining application product offerings were commercially introduced or acquired in the second and third quarters of 1995. The Company's strategy is to seek to increase its revenue from the sale of the Company's software products as a percentage of total revenue. However, selling, distributing and supporting computer software may demand different sales, technological and management skills than providing software consulting services. To be successful, the Company and its management will be required to adapt to the changing nature of the Company's business. Any failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

     As a result of its growth, the Company has significantly increased its operating expenses in recent periods as it has continued to expand its organization to support sales growth and product development. There can be no assurance that the Company will be able to increase its levels of revenue or achieve profitability in the future. Increases in operating expenses are expected to continue and, together with pricing pressures, could result in a decrease in operating income or increased operating losses.

     The Company has pursued, and will continue to pursue, growth opportunities through internal development and, if appropriate opportunities arise, acquisition of complementary enterprises and products. The Company competes for acquisition and expansion opportunities with many entities that have substantially greater resources. In addition, acquisitions may involve difficulties in the retention of personnel, diversion of management's attention, unexpected legal liabilities, and tax and accounting issues. There can be no assurance that the Company will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into its operations or expand into new markets. Once integrated, acquisitions may not achieve comparable levels of revenue, profitability or productivity as the existing business of the Company or otherwise perform as expected. The occurrence of any of these events could have a material adverse effect on the Company's business, financial condition and results of operations.

     Fluctuations in Quarterly Activities and Results of Operations. The Company's quarterly revenue and results of operations have fluctuated significantly in the past and will likely fluctuate in the future. Causes of such fluctuations have included and may include, among others, the demand for the Company's products and services; the size and timing of orders; the number, timing and significance of new product announcements by the Company and its competitors; the ability of the Company to develop, introduce, market and ship existing, new and enhanced versions of the Company's products on a timely basis; the level of product and price competition; reassignment of consultants from providing billable services to research and development; the level of price and product competition; changes in operating expenses; changes in average selling prices and mix between the Company's products, technology and resale products and services; changes in the Company's sales incentive strategy; the mix of direct and indirect sales (including international sales); seasonal decline in product sales; changes in customers' budget constraints; and general economic factors. Any one or more of these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. The potential occurrence of any one or more of these factors makes the prediction of revenue and results of operations on a quarterly basis difficult.

     In general, revenue is difficult to forecast because the market for client/server software is evolving rapidly and the Company's sales cycle, from the customer's initial evaluation through purchase of multiple licenses and the related support services, varies substantially from customer to customer and from product to product. License fee revenue in any quarter depends on orders shipped in that quarter. License fee revenue from quarter to quarter is difficult to forecast, as no significant order backlog exists at the end of any quarter because the Company's products typically are shipped upon receipt of customers' orders.

     The Company in the past has realized a substantial portion of its revenue in the last month of a quarter, with this revenue concentrated in the last weeks or days of a quarter. It is not uncommon for software companies to experience strong fourth quarters followed by weak first quarters, in some cases with quarter-to-quarter declines in revenue or operating profit. There can be no assurance that the Company will not display this pattern in future years.

     A substantial portion of the Company's operating expense is related to personnel, facilities and marketing programs. The level of spending for such items cannot be adjusted quickly and is therefore fixed in the short term.
The Company's expense levels for personnel, facilities and marketing programs are based, in significant part, on the Company's expectations of future revenue on a quarterly basis. If actual revenue levels on a quarterly basis are below management's expectations, results of operations are likely to be adversely affected by a similar amount because a relatively small amount of the Company's expense varies with its revenue in the short term.

     The Company's strategy is to seek to increase sales of its higher margin development tools and application products and increase their sales as a percentage of total revenue. Implementation of this strategy has in the past, and may in the future, cause the Company's quarterly results to fluctuate. In addition, the Company has built and intends to continue to build an expense infrastructure that assumes this strategy will succeed. Therefore, the failure of the Company to achieve this strategy could have a material adverse effect on the Company's business financial condition and results of operations.

     Due to all of the foregoing factors, among others, it is possible that in some future quarters the Company's results of operations will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be adversely affected.

     Dependence on New Products. Many of the Company's development tools and application products have only recently been introduced by the Company or acquired by the Company for inclusion in its product line. Although the Company's initial development tool, PowerTOOL, became commercially available in the fourth quarter of 1993, its other development tool offerings were commercially introduced in or following the second half of 1995. The Company's first application product, ADAPTlication for Manufacturing, was commercially introduced in the third quarter of 1994; however, its other application product offerings were commercially introduced or acquired in the second and third quarters of 1995. Accordingly, the Company has little history with these products, and there can be no assurance that these products will achieve market acceptance. The Company's future success will depend heavily on sales of these products, and the failure of these products to find market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. Also, new products, when first released by the Company, may contain undetected difficulties or defects that, despite testing by the Company, are discovered only after they have been installed and used by customers. In response, the Company's support staff provides software fixes and maintenance releases designed to correct or work around these difficulties or defects, most of which are uncovered in the months immediately following commercial release of a new product. There can be no assurance that such difficulties will not be discovered in the future, causing significant customer relations issues, delays in product introduction and shipments, or requiring design modifications that could adversely affect the Company's competitive position, business, financial condition and results of operations. See "Business - Products and Services."

     Dependence on Client/Server Environment. The Company's development tools, application products, technology resale products, and consulting and education services are intended to help organizations build, customize or deploy solutions that operate in a client/server computing environment. The client/server market is relatively new and there can be no assurance that organizations will continue to adopt client/server environments or that customers of the Company that have begun the migration to a client/server environment will broadly implement this model of computing. The Company's future financial performance will depend in large part on continued growth in the market for client/server software applications, development tools and related services, which in turn will depend in part on the growth in the number of organizations implementing client/server computing environments and the number of applications developed for use in those environments. There can be no assurance that these markets will continue to grow or that the Company will be able to respond effectively to the evolving requirements of these markets. If the market for client/server development tools, application products and services does not grow in the future, or grows more slowly than the Company anticipates, or if the Company fails to respond effectively to evolving requirements of this market, the Company's business, financial condition and results of operations would be materially adversely affected. See "Business - Industry Background."

     Dependence on PowerBuilder and Other Third-Party Products. The Company currently derives substantially all its revenue from (i) sales of its development tools designed to complement and enhance Powersoft Corporation's PowerBuilder software, a widely used application software development tool for the client/server market, (ii) sales of its application products written using PowerBuilder software and various relational database management software products available from Oracle, Sybase and Microsoft, (iii) resales by the Company of PowerBuilder and software from other independent software vendors such as LogicWorks, SQA and Intersolv, whose products complement PowerBuilder and (iv) consulting, education and maintenance services related to all of these products. As a result, any factor adversely affecting demand for or use of PowerBuilder or, to a lesser extent, the other technology resale products described above, or adversely affecting the Company's relationship with Powersoft Corporation, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, Powersoft could in the future release development tools competitive with the Company's development tools. Moreover, any changes in or new versions of PowerBuilder that require changes to the Company's products could materially adversely affect the Company's business, financial condition and results of operations if the Company were not able to successfully develop or implement such changes in a timely fashion. The Company's future financial performance will also depend in part on the successful development and introduction of new and enhanced versions of PowerBuilder and other products, and customer acceptance of such new and enhanced products. See "Business - Products and Services."

     Availability of Consulting Personnel. The Company's application products and, to a lesser extent, the Company's development tools, generally require that some level of post-sale technical consulting services be provided to the customer. The Company's future success will depend on its ability to recruit, hire, train, retain and provide enough application and technical consultants or, alternatively, to continue to develop and expand relationships with third party organizations willing and able to provide these services. There can be no assurance that the Company will be able to achieve these objectives and, if it is unable to do so, this could have a material adverse effect on the Company's business, financial condition and results of operations.

     Product Development Risks. The client/server software market is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. The Company's future success will depend upon its ability to enhance its current products and to develop and introduce new products on a timely basis that keep pace with technological developments, respond to evolving customer requirements and achieve market acceptance. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness or revenue. In the recent past, the Company has experienced unexpected delays in the introduction of certain of its products, which has had an adverse impact on the Company's revenue. Also, new products, when first released by the Company, may contain undetected difficulties or defects that, despite testing by the Company, are discovered only after they have been installed and used by customers. There can be no assurance that such difficulties will not be discovered in the future, causing significant customer relations issues, delays in product introduction and shipments, or requiring design modifications that could adversely affect the Company's competitive position, business, financial condition and results off operations. In addition, there can be no assurance that new products or product enhancements developed by the Company will achieve market acceptance, in which case the Company's business, financial condition and results of operations could be adversely affected. See "Business - Product Development."

     Competition The market for development tools, application products and support services in the client/server industry is intensely competitive and rapidly changing. The Company competes with different competitors in each category of its product and service offerings The Company believes that its ability to compete successfully depends upon a number of factors both within and beyond its control, including product performance, quality of support, training and services, timeliness of enhancements and new product releases by the Company and its competitors, the emergence of new client/server products and standards, and industry and general economic trends. In addition to direct competition, the Company faces indirect competition from its existing and potential future customers, many of which internally design and use their own software tools or design their own software applications for their particular needs, and therefore may be reluctant to license products offered by independent vendors such as the Company. As a result, the Company must educate prospective customers as to the advantages of the Company's products as opposed to internally developed applications. There can be no assurance that the Company will be able to compete effectively with its direct competitors or to adequately educate potential customers to the benefits provided by the Company's products.

     Most of the Company's current and potential competitors have longer operating histories and greater financial, technical, sales, marketing and other resources, as well as greater name recognition, larger installed customer bases, and greater market acceptance of their products and technologies, than the Company. Some of these competitors offer a small number of application products addressing only one business area (i.e., accounting or sales force automation). As a result of these factors, they may be able to respond more quickly to technological changes or market opportunities, and to devote greater resources to the development, promotion and sale of their products than the Company. Also, in the markets in which the Company operates, there are relatively low barriers to entry, and new competition may arise either from expansion by established companies or from new emerging companies. Increased competition may result in pressure for price reductions and related reductions in gross margins and market share, any of which could have a material adverse effect on the Company's ability to achieve its financial and business goals.
To achieve its goal of larger market share, the Company must continue to enhance its existing products, introduce new products, recruit and train additional consulting staff, and recruit and train sales and marketing professionals. There can be no assurance that the Company will be able to successfully compete against current and future competitors or that competitive pressure faced by the Company will not have a materials adverse effect on its business, financial condition and results of operations. See "Business - Competition."

     Dependence on Proprietary Technology; Risks of Third-Party Claims for Infringement. The Company regards its software as a trade secret and attempts to protect it with a combination of copyright, trademark and trade secret laws, and employee and third-party nondisclosure agreements. The Company has no patents or patents pending, and has not to date registered any copyrights. The Company holds the registered trademark INTERGY in the United States, and is currently seeking registration in the United States for a number of other marks. The Company generally licenses its application products under negotiated agreements and its development tools primarily under "shrink wrap" licenses (i.e., licenses included as part of the product packaging). Shrink wrap licenses are not negotiated with or signed by individual licensees, and purport to take effect upon the opening of the product package. Certain provisions of such licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program, may be unenforceable under the laws of some jurisdictions. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and although the Company is unable to determine the extent to which piracy of its software products exists, such piracy can be expected to be a persistent problem, particularly in international markets. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the United States. There can be no assurance that these protections will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies. See "Business - Intellectual Property and Other Proprietary Technology."

     There has been substantial litigation in the software industry involving intellectual property rights. Although the Company does not believe that it is infringing the intellectual property rights of others, there can be no assurance that such claims will not be asserted and, if asserted, would not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if the Company acquires or licenses a portion of the software included in its products from third parties, its exposure to infringement actions may increase because the Company must rely upon such third parties for information as to the origin and ownership of such acquired or licensed software. Although the Company has obtained and intends to continue to obtain representations as to the origins and ownership of such acquired or licensed software and obtain indemnification to cover any breach of any such representations, there can be no assurance that such representations will be accurate or that such indemnification will provide adequate compensation for any breach of such representations. In the future, litigation may be necessary to enforce and protect trade secrets, copyrights and other intellectual property rights of the Company. The Company may also be subject to litigation to defend against claimed infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. Any such litigation could be costly and divert management's attention, either of which could have a materials adverse effect on the Company's business, financial condition and results of operations. Adverse determinations in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from selling its products, any one of which would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business - Intellectual Property and Other Proprietary Technology."

     Expansion of Indirect Channels; Potential for Channel Conflict. The Company markets its development tools, application products and services directly through both a direct sales force and telesales, and indirectly through marketing channels such as VARs, OEMs, teaming partners and distributors. Although VARs, OEMs, teaming partners and distributors accounted for an insignificant percentage of the Company's total revenue in 1994 and 1995 and a growing percentage in 1996, the Company is increasing resources dedicated to developing and expanding indirect marketing channels. During July 1996, the Company established its Business Development Group to generate application product sales and service revenues through indirect channels in the United States. There can be no assurance that the Company will be able to attract and retain a sufficient number of qualified VARs, OEMs, teaming partners and distributors to market successfully the Company's tools and applications. The failure to retain its VARs, OEMs, teaming partners and distributors could have a material adverse effect on the Company's business, financial condition and results of operations.

     Relationships with VARs, OEMs, teaming partners and distributors are usually established through formal reseller agreements. In many cases, these agreements may be terminated by either party at any time without cause. Therefore, there can be no assurance that any VAR, OEM, teaming partner or distributor will continue to represent the Company's products, and the inability to retain certain VARs, OEMs, teaming partners or distributors could have a material adverse effect on the Company's business, financial condition and results of operations.

     Selling through indirect channels may limit the Company's contacts with its customers. As a result, the Company's ability to accurately forecast sales, evaluate customer satisfaction and recognize emerging customer requirements may be hindered. The Company's strategy of marketing its products directly to end-users and indirectly through VARs, OEMs, teaming partners and distributors may result in distribution channel conflicts. The Company's direct sales efforts may compete with those of its indirect channels and, to the extent different resellers target the same customers, resellers may also come into conflict with each other. Although the Company has attempted to manage its distribution channels in a manner to avoid potential conflicts, there can be no assurance that channel conflicts will not materially adversely affect its relationships with existing VARs, OEMs, teaming partners or distributors or adversely affect its ability to attract new VARs, OEMs, teaming partners and distributors. See "Business - Sales and Marketing."

     Voting Control by Management. The executive officers and directors of the Company beneficially own approximately 67% of the outstanding Common Stock. As a result , while there is no agreement or understanding among the officers and directors of the Company with respect to the voting of their Common Stock, if they vote together, they will effectively be able to control the outcome of matters requiring a shareholder vote, including the election of directors, adopting or amending provisions of the Company's Articles of Incorporation and Bylaws, and approving mergers or other similar transactions, such as sales of substantially all the Company's assets. Control by the officers and directors may have the effect of discouraging certain types of transactions involving an actual or potential change of control of the Company, including transactions in which the holders of Common Stock might otherwise receive a premium for their shares over then-current market prices. In addition, the possibility of such persons exercising such control may limit the price that certain investors may be willing to pay in the future for shares of the Company's Common Stock. Moreover, the Company is not prohibited from engaging in transactions with its management and principal shareholders, or with entities in which such persons are interested. The Company's Articles of Incorporation do not provide for cumulative voting in the election of directors.

     Dependence on Key Personnel. The Company's success depends to a significant extent upon a number of key management and technical personnel, principally its Chief Executive Officer, Harold R. Ross, its President and
Chief Operating Officer, Marc J. Fratello, and its Executive Vice President and Chief Technology Officer, Roy E. Crippen, III, the loss of one or more of whom could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not have any employment agreements with those individuals, and only has employment agreements with two of its key management personnel. The Company believes that its future success will also depend in large part upon its ability to attract and retain highly skilled technical, management, sales and marketing personnel. Competition for such personnel in the computer software industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Departures and additions of key personnel may be disruptive to the Company's business and could have a materials adverse effect on the Company's business, financial condition and results of operations.

     Possible Volatility of Stock Price. The Company's stock price has fluctuated substantially since its IPO in March 1996. The market price of the Common Stock is subject to significant fluctuations in response to quarterly and annual operating results of the Company, the gain or loss of significant customer orders, announcements of technological improvements or new products by the Company or its competitors, changes in financial estimates by securities analysts, changes in general conditions in the economy, the financial markets or the computer software industry, or other developments affecting the Company, its customers or its competitors, some of which may be unrelated to the Company's performance and beyond the Company's control. The stock of many technology companies has experienced extreme price and volume fluctuations unrelated to the operating performance of those companies. These market fluctuations have adversely affected and may continue to adversely affect the market price of the Company's Common Stock.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements and Notes thereto and the report of KPMG Peat Marwick LLP, the Company's independent auditors, are set forth on the pages indicated in Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes or disagreements with respect to the Company's independent accountants during fiscal 1996.

                                    PART III

     Certain information required by Part III is omitted from this Report on Form 10-K since the Company will file a definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 2, 1997, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this Item is incorporated by reference from the section entitled "Directors and Executive Officers" in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

          The information required by this Item is incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this Item is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this Item is incorporated by reference from the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this Report:

          1.  Financial Statements, with Independent Auditors' Report                       PAGE
                                                                                            ----

                Consolidated Balance Sheets as of December 31, 1996 and 1995.............   37
                Consolidated Statements of Operations for each of the years in the
                   three year period ended December 31, 1996.............................   38
                Consolidated Statements of Shareholders' Equity (Deficit) for each of
                   the years in the three year period ended December 31, 1996............   39
                Consolidated Statements of Cash Flows for each of the years in the
                   three year period ended December 31, 1996.............................   40
                Notes to Consolidated Financial Statements...............................   41

          2.  Financial Statement Schedule:

                Schedule II - Schedule of Valuation and Qualifying Accounts for each
                  of the years in the three year period ended December 31, 1996..........   53

          3. Exhibits


EXHIBIT
NUMBER                                   DESCRIPTION
------                                   -----------
    2.1 --- Agreement and Plan of Reorganization, dated as of January 1, 1996, among the Company, PowerCerv Technologies Corporation and Visual Systems Development Group of Michigan, Inc. (incorporated herein by reference to Exhibit Number 2.3 to the Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-00250)).

    3.1 --- Articles of Incorporation of the Company effective as of January 1, 1996, as amended by the Articles of Amendment dated as of January 9, 1996 (incorporated herein by reference to Exhibit Number 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-00250)).

    3.2 --- Bylaws of the Company (incorporated herein by reference to Exhibit Number 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-00250)).

    4.1 --- Form of Share Exchange Agreement, effective as of January 1, 1996 between the Company and the former owners of capital stock of the Company's subsidiary, PowerCerv Technologies Corporation (incorporated herein by reference to Exhibit Number 4.4 to the Company's Registration Statement on Form S-1 (File No. 333-00250)).

    4.2 --- Form of Agreement to Convert Preferred Stock among the Company, Summit Ventures III, L.P., Summit Investors II, L.P. and ABS Capital Partners, L.P. (incorporated herein by reference to Exhibit Number 4.5 to the Company's Registration Statement on Form S-1 (File No. 333-00250)).

   10.1  ---  Management Services Agreement, dated as of January 1, 1996, between the Company and PowerCerv Technologies Corporation (incorporated herein by reference to Exhibit Number 10.25 to the Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-00250)).

   10.2  ---  Loan Agreement and related promissory notes' security agreements and guarantees, each dated February 13, 1996, among NationsBank, N.A. (South), the Company, Harold R. Ross, Marc J. Fratello, and Roy E. Crippen, III for a $4,000,000 and a $1,500,000 revolving line of credit (incorporated herein by reference to Exhibit Number 10.23 to the Pre-Effective Amendment No. 2 to the Company's Registration Statement on Form S-1
              (File No. 333-00250)).

EXHIBIT
NUMBER                                  DESCRIPTION
------                                  -----------
   10.3  ---  Loan Agreement and related promissory notes' security agreements and guarantees, each dated October 31, 1996, among NationsBank, N.A. (South) and the Company, for a $5,000,000 revolving line of credit.

   10.4  ---  Stock Purchase Agreement, dated November 6, 1996, between
              Software Business Technologies, Inc. and PowerCerv Corporation.

   10.5  ---  Loan Agreement and related promissory note, dated October 7,
              1996, between PowerCerv Corporation and Gerald R. Wicker.

   23.1  ---  Independent Auditors' Consent.

   27.1  ---  Financial Data Schedule (for SEC use only).

   (b)  Reports on Form 8-K

        None.

                          INDEPENDENT AUDITORS' REPORT



     The Board of Directors
     PowerCerv Corporation:


     We have audited the accompanying consolidated financial statements of PowerCerv Corporation and subsidiary as listed under Item 14 of this Form 10-K. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed under Item 14 of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PowerCerv Corporation and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

     As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1995.



     /s/ KPMG PEAT MARWICK LLP

     Tampa, Florida
     January 30, 1997

                             POWERCERV CORPORATION

                          Consolidated Balance Sheets

                           December 31, 1996 and 1995





                                              ASSETS                                           1996             1995
                                              ------                                           ----             ----

Current assets:
Cash and cash equivalents                                                                  $ 14,637,168             500
    Accounts receivable, net of allowance of $550,000 in 1996 and $425,000 in 1995           11,474,968       7,950,347
    Refundable income taxes                                                                     119,277         823,000
    Inventories                                                                                 260,689          42,750
    Other current assets                                                                        286,183          30,289
                                                                                           ------------     -----------
                  Total current assets                                                       26,778,285       8,846,886

Property and equipment, net                                                                   3,110,942       1,886,218
Intangible assets, net                                                                        3,243,278       3,193,190
Investment in third-party                                                                     1,500,000           --
Deposits and other                                                                               60,879         170,891
Deferred tax asset                                                                            1,657,700       1,195,000
                                                                                            -----------     -----------
                  Total assets                                                              $36,351,084      15,292,185
                                                                                            ===========      ==========


             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
             ----------------------------------------------

Current liabilities:
    Lines of credit$                                                                        $    --           3,416,513
    Current portion of notes payable                                                             --           2,467,769
    Accounts payable                                                                          1,070,512       1,720,137
    Accrued expenses                                                                          1,754,930       1,114,483
    Due to affiliate                                                                             --              11,343
    Deferred revenue                                                                          2,333,369       1,424,971
                                                                                           ------------     -----------
                  Total current liabilities                                                   5,158,811      10,155,216

Notes payable, less current portion                                                              --           8,932,170
Noncurrent income taxes payable                                                                  --           1,195,000
                                                                                           ------------     -----------

                  Total liabilities                                                           5,158,811      20,282,386
                                                                                           ------------     -----------

Redeemable preferred stock, $.001 par value, 55,000 shares authorized; 55,000 shares
    issued and outstanding in 1995                                                               --           5,500,000

Convertible preferred stock, $.001 par value, 1,600,000 shares
    authorized; 1,600,000 shares issued and outstanding in 1995                                  --           5,500,000

Common stock with redemption rights, $.001 par value, 50,000 shares issued and
   outstanding in 1996                                                                          200,000           --

Shareholders' equity (deficit):
    Common stock, $.001 par value, 45,000,000 shares authorized; 13,783,000 shares
       (excluding those with redemption rights) and 8,680,000 shares issued and
        outstanding at December 31, 1996 and 1995, respectively                                  13,783           8,680
    Additional paid-in capital                                                               50,812,156       1,119,720
    Accumulated deficit                                                                     (19,833,666)    (17,118,601)
                                                                                           ------------     -----------
                  Total shareholders' equity (deficit)                                       30,992,273     (15,990,201)
                                                                                           ------------     -----------
Commitments, contingencies and related party transactions

                  Total liabilities and shareholders' equity (deficit)                      $36,351,084      15,292,185
                                                                                           ============      ==========


See accompanying notes to consolidated financial statements.

                             POWERCERV CORPORATION

                     Consolidated Statements of Operations

                  Years ended December 31, 1996, 1995 and 1994




                                            1996                  1995                    1994
                                       -------------          ------------           -------------

Revenue:
   License fees                          $11,323,848             8,258,312               2,280,151
   Technology resales                      2,860,481             3,367,457               2,398,546
   Service fees                           23,171,986            16,572,746               8,453,171
                                       -------------          ------------           -------------

      Total revenue                       37,356,315            28,198,515              13,131,868
                                        ------------          ------------           -------------

Costs and expenses:
   Cost of licenses                        1,319,021               438,326                 444,973
   Cost of technology resales              2,336,958             2,650,687               1,802,349
   Cost of services                       15,972,901            10,341,068               4,614,232
   General and administrative              5,255,869             4,761,271               2,441,078
   Sales and marketing                    10,730,429             4,829,125               1,825,389
   Research and development                6,688,520             3,082,017                 481,247
   In-process research and development       100,000             6,913,300                    -
                                        ------------          ------------           -------------

      Total costs and expenses            42,403,698            33,015,794              11,609,268
                                        ------------          ------------           -------------

      Operating income (loss)             (5,047,383)           (4,817,279)              1,522,600
                                        ------------          ------------           -------------

Other income (expense):
   Interest expense                         (177,687)             (222,296)                 (6,870)
   Interest income                           859,459                67,073                   3,124
   Miscellaneous expense                      (7,154)               (2,400)                 (3,154)
                                        ------------          ------------           -------------

      Total other income (expense)           674,618              (157,623)                 (6,900)
                                        ------------          ------------           -------------

      Income (loss) before income taxes   (4,372,765)           (4,974,902)              1,515,700

Income tax benefit                        (1,657,700)                -                       -
                                        ------------          ------------           -------------
      Net income (loss)                  $(2,715,065)           (4,974,902)              1,515,700
                                        ============          ============           =============

Earnings (loss) per share                $     (0.21)
                                        ============

Weighted average shares outstanding       12,950,000
                                        ============

Pro forma net income (loss) data:
      Income (loss) before income taxes                      $  (4,974,902)              1,515,700

      Pro forma income tax (benefit) expense                      (550,000)                605,000
                                                             -------------              ----------
      Pro forma net income (loss)                            $  (4,424,902)                910,700
                                                             =============              ==========

      Pro forma earnings (loss) per share                    $        (.41)                    .08
                                                             ==============             ==========

      Pro forma weighted average shares outstanding             10,837,000              10,837,000
                                                             =============              ==========

See accompanying notes to consolidated financial statements.

                             POWERCERV CORPORATION

           Consolidated Statements of Shareholders' Equity (Deficit)

                  Years ended December 31, 1996, 1995 and 1994






                                                                                                                      TOTAL
                                        COMMON STOCK                     ADDITIONAL                               SHAREHOLDERS'
                                 -------------------------------          PAID-IN           ACCUMULATED               EQUITY
                                 SHARES               PAR VALUE           CAPITAL             DEFICIT               (DEFICIT)
                                 ---------            ---------           -------             -------               ---------

Balance, December 31, 1993       8,400,000           $ 8,400                -                  929,432                937,832

Shareholders' distributions          -                   -                  -                 (430,000)              (430,000)

Net income                           -                   -                  -                1,515,700              1,515,700
                                ----------           -------            ---------           ----------             ----------
Balance, December 31, 1994       8,400,000             8,400                -                2,015,132              2,023,532

Issuance expenses of
   redeemable preferred
   stock and convertible
   preferred stock                   -                   -                  -                  (74,710)               (74,710)


Issuance of common stock           280,000               280            1,119,720                -                  1,120,000

Shareholders' distributions          -                   -                  -              (14,084,121)           (14,084,121)

Net loss                             -                   -                  -               (4,974,902)            (4,974,902)
                                ----------           -------            ---------           ----------             ----------

Balance, December 31, 1995       8,680,000             8,680            1,119,720          (17,118,601)           (15,990,201)

Preferred stock conversion       1,600,000             1,600            5,498,400                -                  5,500,000

Issuance of common stock,
   net of offering costs         3,553,000             3,553           44,393,986                -                 44,397,539

Granting of redemption
   privileges on common stock      (50,000)              (50)            (199,950)               -                   (200,000)

Net loss                             -                   -                  -                (2,715,065)           (2,715,065)
                                ----------           -------            ---------           -----------            ----------

Balance, December 31, 1996      13,783,000           $13,783           50,812,156           (19,833,666)           30,992,273
                                ==========           =======           ==========           ===========            ==========





See accompanying notes to consolidated financial statements.

                             POWERCERV CORPORATION

                     Consolidated Statements of Cash Flows

                  Years ended December 31, 1996, 1995 and 1994

                                                                                  1996             1995            1994
                                                                                  ----             ----           ----
Cash flows from operating activities:
     Net income (loss)                                                       $ (2,715,065)       (4,974,902)      1,515,700
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operations:
           Depreciation and amortization                                        1,594,000           398,448          90,112
           Accretion of imputed interest                                          140,674            40,295               -
           Write-off of in-process research and development                       100,000         6,913,300               -
           Deferred income taxes                                                 (462,700)       (1,195,000)              -
           Deferred revenue                                                       873,973         1,146,699         278,272
           Changes in assets and liabilities, net of effect of acquisition:
               Accounts receivable, net                                        (3,000,454)       (4,221,553)     (2,015,466)
               Refundable income taxes                                            703,723          (823,000)              -
               Inventories                                                       (213,715)          165,531        (208,281)
               Deposits and other                                                (145,884)         (179,455)        (19,129)
               Accounts payable and accrued expenses                             (477,519)          679,422       1,222,862
               Due to affiliate                                                   (11,343)          (45,884)         57,227
               Noncurrent income taxes payable                                 (1,195,000)        1,195,000               -
                                                                             ------------      ------------     -----------
                   Net cash provided by (used in) operating activities         (4,809,310)         (901,099)        921,297
                                                                             ------------      ------------     -----------

Cash flows from investing activities:
   Purchases of property and equipment, net                                    (1,731,889)       (1,461,309)       (548,328)
   Investment in third-party                                                   (1,500,000)                 -              -
   Acquisition of assets, net of cash received                                   (126,386)       (2,348,740)              -
                                                                             ------------      ------------     -----------

                   Net cash used in investing activities                       (3,358,275)       (3,810,049)       (548,328)
                                                                             ------------      ------------     -----------

Cash flows from financing activities:
   Decrease in bank overdraft                                                           -                 -        (102,616)
   Net borrowings (repayments) on lines of credit                              (3,617,673)        3,171,513         245,000
   Proceeds from notes payable                                                          -         1,000,000               -
   Repayments on notes payable                                                (11,540,613)         (300,000)              -
   Net proceeds from issuance of preferred stock                                        -        10,925,290               -
   Redemption of preferred stock                                               (5,500,000)                 -              -
   Net proceeds from issuance of common stock, net of offering costs           43,462,539           200,000               -
   Shareholders' distributions                                                          -       (10,372,121)       (430,000)
                                                                             ------------      ------------     -----------
                   Net cash provided by (used in) financing activities         22,804,253         4,624,682        (287,616)
                                                                             ------------      ------------     -----------
Net increase (decrease) in cash and cash equivalents                           14,636,668           (86,466)         85,353

Cash and cash equivalents, beginning of year                                          500            86,966           1,613
                                                                             ------------      ------------     -----------
Cash and cash equivalents, end of year                                        $14,637,168               500          86,966
                                                                             ============      ============     ===========



See accompanying notes to consolidated financial statements.

                             POWERCERV CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995


(1) ORGANIZATION AND OPERATIONS

    PowerCerv Corporation was formed as a holding company and, in a share exchange effected as of January 1, 1996, acquired the stock of PowerCerv Technologies Corporation (the "Operating Subsidiary"). The Operating Subsidiary was organized in April 1992, and provides client/server software development tools (including client/server software products developed by other companies), application products and professional services enabling its customers to successfully deploy client/server computer systems to achieve their business goals. The Operating Subsidiary has offices throughout the United States and markets its software products outside the United States through its Netherlands office and distributors. PowerCerv Corporation and the Operating Subsidiary are herein referred to as the "Company".

    On March 1, 1996, the Company completed an initial public offering ("IPO") of its common stock (see Note 7).


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) USE OF ESTIMATES

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. To the extent management's estimates prove to be incorrect, financial results for future periods may be adversely affected.

     (B) INVENTORIES

        Inventories are valued at the lower of cost (first-in, first-out method) or market, and consist of technology resale products and educational materials.

     (C) PROPERTY AND EQUIPMENT

        Property and equipment are recorded at cost. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the respective assets. Upon retirement or sale, cost and accumulated depreciation or amortization on such assets are removed from the accounts and any gains or losses are reflected in the consolidated statement of operations. Maintenance and repairs are charged to expense as incurred.

     (D) REVENUE RECOGNITION

        License fees represent revenue from the licensing of the Company's software development tools and application products. The Company licenses its development tools and application products pursuant to non-exclusive and non-transferable license agreements. Technology resales represent revenue from the resale of third-parties' software products. Service fees represent revenue from consulting, education, and support services.

                             POWERCERV CORPORATION

                   Notes to Consolidated Financial Statements




        The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants' Statement of Position 91-1, "Software Revenue Recognition". Software license fees are recognized upon shipment to the customer if collection is probable and remaining Company obligations are insignificant. The Company provides for potential product returns and allowances at the time of shipment. Historically, product returns and allowances have been immaterial. Technology resales are recognized at the time of product shipments. Consulting and education revenue is recognized as services are performed. Revenue for maintenance is recognized ratably over the term of the support period. Unrecognized amounts are recorded as deferred revenue in the accompanying consolidated balance sheet.

    (E)  SOFTWARE DEVELOPMENT COSTS

        Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Costs associated with the planning and design phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as research and development and expensed as incurred. Once technological feasibility has been determined, additional costs incurred in development, including coding, testing, and product quality assurance, are capitalized when material. During the years ended December 31, 1996, 1995 and 1994, the Company did not capitalize any internal software development costs.

        In connection with the Synergistic Technologies Business Systems, Inc. ("STI"), Reliance Electric Industrial Company ("Reliance") and Visual Systems Development Group of Michigan, Inc. ("Visual") transactions (see note 12), the Company acquired software technology. The acquired software technology is being amortized, on a product-by-product basis, at the greater of the straight-line basis utilizing the estimated economic life, generally three to five years, or the ratio of the current product revenue to total expected revenue over the life of the product.

        Acquired software technology and its amortization are summarized as follows:


                                       AMORTIZATION  ACCUMULATED
                  YEAR        COST       EXPENSE     AMORTIZATION
                  ----     ----------  ------------  ------------


                  1996     $2,907,000       759,000       890,000
                  1995      2,907,000       131,000       131,000


     (F) GOODWILL AND OTHER INTANGIBLE ASSETS

        The Company amortizes goodwill and other intangible assets on a straight-line basis over a seven-year period. The Company periodically reviews the value of its goodwill and other intangible assets and the remaining life, to determine if an impairment has occurred, by comparing the undiscounted net cash flows of the related assets to their net book value. At December 31, 1996, the Company is of the opinion that no such impairment has occurred.

                             POWERCERV CORPORATION

                   Notes to Consolidated Financial Statements



        Goodwill and its amortization are summarized as follows:


                                       AMORTIZATION  ACCUMULATED
                  YEAR        COST       EXPENSE     AMORTIZATION
                  ----     ----------  ------------  ------------


                  1996     $1,431,000       196,000       205,000
                  1995        426,000         9,000         9,000


     (G) INVESTMENT IN THIRD-PARTY

        During December 1996, the Company acquired a 5% fully-diluted equity interest in a closely-held entity, through a $1,500,000 investment in the entity's Series B convertible preferred stock. The cost of the investment was based on a valuation of the entity done for the Company by an independent firm. The investee company develops, markets and licenses accounting software.

        In a separate transaction with this entity, the Company entered into a partnering agreement in June 1996. Under this agreement, the Company granted OEM development and distribution rights to one of its application products. In addition to an OEM license fee, the Company will be entitled to royalties based upon future licenses of the OEM products. The partnering agreement also provides value-added reseller rights for certain of the Company's products to the third party and its VAR channel.

     (H) INCOME TAXES

        Prior to May 15, 1995, the Company had elected to be treated as a small business corporation ("S Corporation") for income tax purposes. Accordingly, the Company's taxable income and all tax credits were reportable by the shareholders on their individual tax returns.

        Effective May 15, 1995, the Company converted to a C Corporation, and adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes (Statement 109)." Statement 109 requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

        The pro forma income taxes presented in the 1995 and 1994 consolidated statements of operations have been calculated using the statutory tax rates in effect during the applicable periods, as if the Company were taxable as a C Corporation. The pro forma income taxes also assume the adoption of Statement 109 as of April 20, 1992 (the date of the Company's inception).

                             POWERCERV CORPORATION

                   Notes to Consolidated Financial Statements



     (I) CONCENTRATIONS OF CREDIT RISK

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable with customers. This risk, however, is limited due to the large number of customers comprising the Company's customer base and their dispersion worldwide.

     (J) STOCK BASED COMPENSATION

        Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of granting of stock options only if the current market price of the underlying stock exceeded the exercise price. Effective as of January 1, 1996, the Company adopted Statement of Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement 123), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, Statement 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of Statement 123.

     (K) EARNINGS PER SHARE

        Earnings per share is computed on the basis of the weighted-average number of common shares outstanding and dilutive common stock equivalent shares. For 1996, common stock equivalents were anti-dilutive due to the net loss sustained by the Company.

        Pursuant to the rules of the Securities and Exchange Commission, common and common equivalent shares issued during the twelve month period prior to the Company's IPO have been assumed to be outstanding for all such periods presented.

     (L) SUPPLEMENTAL CASH FLOW INFORMATION

        The Company considers all highly liquid investments with purchased maturity dates of three months or less to be cash equivalents. At December 31, 1996, cash equivalents totaled approximately
        $13,343,000.

        In May 1995, the Company declared a $3,712,000 distribution to shareholders which was paid by issuance of promissory notes.

        In November 1995, the Company issued 230,000 shares of common stock (valued at $4.00 per share) as part of the consideration for the acquisition of substantially all of the net assets of STI.

        In December 1995, the Company acquired the intellectual property rights related to manufacturing and customer order software applications owned by Reliance in exchange for a promissory note in the amount of $7,128,615.

        In January 1996, the Company issued 110,000 shares of common stock (valued at $8.50 per share) as consideration for the acquisition of the net assets of Visual.

                             POWERCERV CORPORATION

                   Notes to Consolidated Financial Statements



        Interest paid during the years ended December 31, 1996, 1995 and 1994 was approximately $240,600, $148,500, and $6,900, respectively.

        Income taxes paid during the years ended December 31,1996 and 1995 were approximately $4,000 and $825,400, respectively. Income tax refunds totaled approximately $708,000 during the year ended December 31, 1996.


(3) PROPERTY AND EQUIPMENT

    Property and equipment consists of the following at December 31, 1996 and 1995:


                                                              ESTIMATED
                                                             USEFUL LIVES
                                         1996       1995       (YEARS)
                                      ----------  ---------  ------------

       Leasehold improvements         $   97,088     64,921       3
       Furniture and fixtures            682,075    544,941     5 - 7
       Computer equipment              2,860,960  1,316,307     3 - 7
       Equipment                         480,561    330,897     5 - 7
                                      ----------  ---------

                                       4,120,684  2,257,066
       Less accumulated depreciation
         and amortization              1,009,742    370,848
                                      ----------  ---------

                                      $3,110,942  1,886,218
                                      ==========  =========


    Depreciation and amortization expense was approximately $639,000, $258,100 and $90,100 during the years ending December 31, 1996, 1995, and 1994, respectively.


(4) LINES OF CREDIT AND NOTES PAYABLE

    Prior to October 31, 1996, the Company had two lines of credit which permitted aggregate borrowings up to the lesser of $4,000,000 or eighty percent of eligible accounts receivable. The lines of credit had an interest rate equal to, at the Company's option, the prime rate or LIBOR plus 200 basis points (7.7% at December 31, 1995). At December 31, 1995, $3,416,573 was outstanding under these credit lines.

    On October 31, 1996, the Company entered into a $5,000,000 unsecured revolving line of credit with a bank that expires on April 30, 1998.
    The line of credit has an interest rate equal to the 90 day floating LIBOR rate plus 150 to 200 basis points depending on a ratio of the Company's total liabilities to tangible net worth, as defined (7.06% at December 31, 1996). The line of credit agreement requires the Company to adhere to certain restrictive financial ratios. The Company is in compliance with these financial ratios. There was no outstanding balance on the line of credit as of December 31, 1996.

    At December 31, 1995, notes payable (including current portions) consisted of the following:


        Non-interest bearing amounts due shareholders, discussed
                 in note 7                                                  $ 3,412,000
          8% working capital notes, due on the earlier of November 15,        1,000,000
                 1996 or the completion of a public offering
          Reliance note payable, discussed in note 12                         6,987,939
                                                                            -----------
                                                                            $11,399,939
                                                                            ===========

The aforementioned notes payable were repaid at the completion of the IPO.

                             POWERCERV CORPORATION

                   Notes to Consolidated Financial Statements




(5) ACCRUED EXPENSES

    Accrued expenses consist of the following at December 31, 1996 and 1995:


                                                   1996       1995
                                                ----------  ---------

                      Compensation              $1,268,511    660,000
                      Sales tax                    181,619    355,444
                      Other                        304,800     99,039
                                                ----------  ---------

                                                $1,754,930  1,114,483
                                                ==========  =========


(6) INCOME TAXES

    As discussed in note 2, the Company adopted Statement 109 as of May 15, 1995. The effect of the adoption of Statement 109 was $850,000, and has been reported as a component of income taxes for the year ended December 31, 1995.

    Income tax expense (benefit) for the years ended December 31, 1996 and 1995 consists of the following:


                                                    1996         1995
                                                ------------  -----------

         Current:
            Federal                             $(1,005,000)    1,005,000
            State                                  (190,000)      190,000
                                                ------------  -----------

                                                $(1,195,000)    1,195,000
                                                -----------     ---------

         Deferred:
            Federal                             $  (390,700)  (1,005,000)
            State                                   (72,000)    (190,000)
                                                ------------  -----------

                                                   (462,700)  (1,195,000)
                                                ------------  -----------

         Total income tax expense (benefit)     $(1,657,700)            -
                                                ============  ===========

                            POWERCERV CORPORATION

                  Notes to Consolidated Financial Statements




    Income tax benefit for the years ended December 31, 1996 and 1995 differed from the amount computed by applying the U.S. federal income tax rate of 34 percent to loss before income taxes as result of the following:





 "Expected" income tax benefit                       $(1,487,000)   (1,691,000)
 State taxes exclusive of effect of conversion to C
    Corporation, net of federal benefit                 (173,000)     (224,000)
 Effect of S Corporation earnings                             -       (260,000)
 Effect of conversion to C Corporation                        -        850,000
 Change in the valuation allowance
    for deferred tax assets                                   -      1,295,000
 Other, net                                                2,300        30,000
                                                     ------------  ------------

                                                     $(1,657,700)        -
                                                     ============  ============


    The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:


                                                    1996         1995
                                                 -----------  -----------

       Deferred tax assets:
         Deferred revenue                        $   406,000      541,000
         Accounts receivable allowance               209,000      162,000
         Accrued expenses                            133,000       38,000
         Operating losses                            144,000         -
         Intangible assets                         2,766,700    2,651,000
                                                 -----------  -----------

            Total gross deferred tax assets        3,658,700    3,392,000

            Less valuation allowance              (1,295,000)  (1,295,000)
                                                 -----------  -----------

            Net deferred tax assets                2,363,700    2,097,000
                                                 -----------  -----------

       Deferred tax liabilities:
         Section 481 cash to accrual conversion      544,000      816,000
         Property and equipment                      162,000       86,000
                                                 -----------  -----------

         Gross deferred tax liabilities              706,000      902,000
                                                 -----------  -----------

         Total net deferred tax assets           $ 1,657,700    1,195,000
                                                 ===========  ===========

                             POWERCERV CORPORATION

                   Notes to Consolidated Financial Statements




     Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. The Company has approximately $380,000 of net operating losses available to offset future taxable income, if any, through 2011.

(7) SHAREHOLDERS' EQUITY (DEFICIT)

    On March 1, 1996, the Company completed its IPO and issued 2,900,000 shares of its common stock at a price of $14.00 per share. The Company received approximately $36,900,000 of cash, net of offering expenses and underwriting discounts and commissions. On April 3, 1996, the Company received approximately $6,400,000, net of underwriting discounts and commissions, in connection with the issuance of 495,000 shares of its common stock pursuant to the underwriter's exercise of the over-allotment option granted by the Company in connection with the IPO.

    During 1995, the Company sold 50,000 shares of common stock along with registration rights, at a price of $4 per share, to a then officer of the Company. Such shares currently secure a note receivable from this individual in the amount of $200,000. The note was executed upon separation by this individual from the Company and is due on October 1, 1997. In exchange for termination of the registration rights on these shares, this individual has a right, until November 1, 1997, to require the Company to purchase these shares at a purchase price equal to the closing price on the date he notifies the Company he wishes it to repurchase the shares. At December 31, 1996, such share price equaled $5, resulting in a repurchase commitment of $250,000 with respect to such shares. These shares of common stock have been excluded from stockholders' equity in the accompanying consolidated financial statements due to this individuals ability to require redemption.

    On May 5, 1995, the Company's Board of Directors declared an
    84,000-for-1 stock split. This stock split resulted in the issuance of 8,399,900 additional shares of common stock. Retroactive effect has been given to the stock split in the shareholders' equity accounts, and in all share and per share data included in the accompanying consolidated financial statements.

    The Company declared and paid a $10,000,000 distribution, and declared a $3,712,000 distribution of previously undistributed S Corporation earnings during the year ended December 31, 1995. In addition, the Company paid $372,121 in S Corporation distributions in the first four months of 1995. The $3,712,000 distribution was paid by issuance of non-interest bearing promissory notes. These notes were paid after the completion of the Company's IPO.


(8) COMMITMENTS AND CONTINGENCIES

     (A) LEASES

        The Company conducts its operations in leased facilities. The lease terms range from one month to five years. Rental expenses under operating leases approximated $1,020,000, $520,000 and $270,000, respectively, during the years ended December 31, 1996, 1995 and 1994, respectively.

                             POWERCERV CORPORATION

                   Notes to Consolidated Financial Statements




        Future minimum lease payments under noncancelable operating lease agreements during the years following December 31, 1996 are as follows:


                            YEAR ENDING
                            DECEMBER 31,  COMMITMENT
                            ------------  ----------

                            1997          $  957,000
                            1998             687,000
                            1999             586,000
                            2000             303,000
                                          ----------

                                          $2,533,000
                                          ==========


     (B) CONTINGENCIES

        The Company is subject to certain litigation matters arising in the normal course of business. Management of the Company is of the opinion that the ultimate outcome of such matters will have no material adverse impact on the Company's consolidated financial statements.


(9) EMPLOYEE BENEFIT PLANS

     (A) DEFINED CONTRIBUTION PLAN

        On June 1, 1994, the Company established a 401(k) plan, covering employees who meet established eligibility requirements. Under the plan provisions, the Company matches 50% of participant contributions to a maximum matching amount of 6% of participant base compensation. The Company contributed approximately $257,000, $195,000 and $74,000, respectively, to the plan for the years ended December 31, 1996, 1995 and 1994.


     (B) STOCK OPTION PLAN

        In June 1995, the Company established a stock option plan which provides for the granting of both incentive stock options and non-statutory stock options. Only employees are eligible to receive grants of incentive stock options.

        Generally, options granted under this stock option plan expire 10 years after the date of grant, are exercisable over a four-year period and are granted at fair market value on the date of the grant. A total of 800,000 shares were originally reserved for issuance under the plan. In January 1996, the Company increased the number of shares reserved to 1,250,000.

                             POWERCERV CORPORATION

                   Notes to Consolidated Financial Statements



        Activity with respect to stock options outstanding is summarized as follows:


                                                                     WEIGHTED-
                                                                      AVERAGE
                                                                      OPTION
                                                                     PRICE PER
                                                  SHARES               SHARE
                                                 ---------         -----------

Balance at December 31, 1994                              -              -

   Options granted                                  672,033         $ 3.61
   Options canceled                                 (12,400)          3.50
                                                    -------

Balance at December 31, 1995                        659,633         $ 3.61

   Options granted                                  474,812           6.69
   Options exercised                                (47,809)          3.50
   Options canceled                                (165,714)          4.76
                                                    -------

Balance at December 31, 1996                        920,922         $ 5.00
                                                    =======         ======

        The range of exercise prices, shares, weighted-average contractural life and exercise price for the options outstanding at December 31, 1996 is presented below:


           Range of                             Weighted-Average                Weighted-Average
        Exercise Price          Shares          Contractual Life                Exercise Price
        --------------          -------         -----------------               ----------------
        $ 3.50 -  5.00          756,047              9 yrs                         $ 3.78
             7.00                 1,050              9 yrs                           7.00
          8.50 - 10.00          115,675              9 yrs                           9.14
         12.50 - 17.00           48,150              9 yrs                          14.09
                                -------
          3.50 - 17.00          920,922              9 yrs                           5.00
                                =======

        The range of exercise prices, shares and weighted average exercise price for the options exercisable at December 31, 1996 are presented below:


           Range of             Shares          Weighted-Average
        Exercise Price        Exercisable       Exercisable Price
        ==============       ============       =================
        $3.50 -  5.00           175,437               $ 3.65
             7.00                    75                 7.00
         8.50 - 10.00            34,064                 9.27
        12.50 - 17.00             5,150                13.18
                                -------
         3.50 - 17.00           214,726               $ 4.77
                                =======

        Subsequent to December 31, 1996, the Company granted options on 34,000 shares of common stock.

        The per share weighted-average fair value of stock options granted during 1996 and 1995 was $2.34 and $1.28 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1996 - expected dividend yield of 0%, risk-free interest rate of 6.4%, expected volatility rate of 135%, and an expected life of 3.5 years; 1995 - expected dividend yield of 0%, risk-free interest rate of 6.5%, expected volatility rate of 135%, and an expected life of 4.0 years.

        The Company applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company's net loss would have been as follows:

                             POWERCERV CORPORATION

                   Notes to Consolidated Financial Statements






                                                       1996               1995
                                              ----------------------  ----------------------
                                                              NET                     NET
                                                  NET       LOSS PER      NET       LOSS PER
                                                  LOSS       SHARE        LOSS       SHARE
                                              -----------    --------  -----------  --------

As reported                                   $(2,715,065)    (0.21)  (4,424,902)*   (0.41)*

Statement 123 compensation, net of tax           (437,000)    (0.03)    (187,000)    (0.02)
                                              -----------   -------   ------------  --------

Pro forma disclosure                           (3,152,065)    (0.24)  (4,611,902)    (0.43)
                                              ===========   =======   ===========   =======


        * Pro forma with respect to income taxes


(10) RELATED PARTY TRANSACTIONS

    Since September 1994, the Company has used the services of an entity owned by the Company's three founding shareholders to recruit sales and consulting personnel for the Company. The expense incurred by the Company for these services approximated $414,000, $301,000 and $116,000, respectively, during the years ended December 31, 1996, 1995 and 1994.

    During the year ended December 31, 1996, an officer of the Company was appointed to the Board of Directors of the investee company discussed in note 2(g).


(11) PREFERRED STOCK

    The Company's Articles of Incorporation authorize and permit the Company's Board of Directors to issue up to 5,000,000 shares of preferred stock (par value of $.001 per share) in one or more series, and to fix the relative rights, preferences and limitations of each series.

    On May 15, 1995, the Company authorized the creation of two series of preferred stock, consisting of 55,000 shares of Series A Redeemable Preferred Stock (Series A Stock) and 1,600,000 shares of Series B Convertible Preferred Stock (Series B Stock). The series of preferred stock were then sold to two investors for an aggregate purchase price of $11,000,000. The net proceeds to the Company, after issuance expenses, were approximately $10,925,000.

    The Series A Stock was redeemed at $100 per share which totaled $5,500,000 after the completion of the Company's IPO. The Series B Stock was converted to common stock at a ratio of one-to-one at the same time as the Company's IPO.

                             POWERCERV CORPORATION

                   Notes to Consolidated Financial Statements




(12) ACQUISITIONS

    In November 1995, the Company acquired substantially all of the net assets of STI, including intellectual property rights to its accounting software application product. The purchase consideration was $2,250,000 in cash and 230,000 shares of the Company's common stock (valued at $4.00 per share). In addition, the Company granted options to purchase 100,000 shares of the Company's common stock to certain employees of STI in connection with their employment with the Company. The exercise price for the options was equal to the IPO price. During the year-end December 31, 1996, the Company paid approximately $106,000 representing additional consideration for STI.


    In December 1995, the Company acquired the intellectual property rights related to manufacturing and customer order software applications owned by Reliance. The purchase price was $7,128,615 and was paid by issuance of a promissory note. In November 1993, the Company had entered into a two-year agreement with Reliance to market the above software applications for a percentage of the licensing fees. This marketing agreement was discontinued effective with the closing of the acquisition.

    Effective January 1, 1996, the Company acquired substantially all of the net assets of Visual including the rights to a client/server development tool. The purchase consideration was $935,000 in the form of 110,000 shares of the Company's common stock (valued at $8.50 per share).

    The STI, Reliance and Visual transactions resulted in the acquisition of research and development related to projects that had not yet reached technological feasibility and had no future alternative use at the date of acquisition. Such in-process research and development, in the amount of $100,000 and $6,913,300, has been expensed in the Company's consolidated statement of operations for the years ended December 31, 1996 and 1995, respectively.

    The aforementiioned transactions also resulted in the acquisition of software technology, goodwill and other intangible assets, all of which have been captialized. The STI and Reliance transactions resulted in the acquisition of software technology totaling approximately $2,907,000 and goodwill and other intangible assets in the amount of $534,000. The Visual transaction resulted in goodwill and other intangible assets of approximately $893,000.

    Remaining net assets of Visual acquired were as follows (in thousands):


        Accounts receivable                     $  518
        Property and equipment                     162
        Other assets                                52
        Lines of credit                           (125)
        Notes payable                             (176)
        Accounts payable and accrued expenses     (365)
        Deferred revenue                           (26)


    The following unaudited pro forma summary represents the consolidated results of operations of the Company for the year ended December 31, 1995 as though the transactions all had occurred as of January 1, 1995, and excludes the non-recurring charges for in-process research and development (in thousands):

        Total revenues                          $ 30,668
                                                ========

        Operating income                        $  1,124
                                                ========

        Net income                              $     82
                                                ========

        Earnings per share                      $    .01
                                                ========

                                                                     SCHEDULE II


                       VALUATION AND QUALIFYING ACCOUNTS



                                    BALANCE AT          CHARGED TO COSTS                    BALANCE AT END OF
                                 BEGINNING OF YEAR        AND EXPENSES          DEDUCTIONS        YEAR
                                 --------------------  --------------------    ------------  ----------------
                                                              (In Thousands)
Allowance For Doubtful Accounts
Year ended December 31, 1996           $425                  $268                $(143)               $550
Year ended December 31, 1995           $250                  $259                $ (84)               $425
Year ended December 31, 1994           $ 75                  $208                $ (33)               $250
















                                   * * * * *

INTERGY is a registered trademark of the Company, and ADAPTlications, AppSync, BatchBuilder, EnPower Series, FLOWBuilder, GrowthPlan, PADlock, PFCtool, PowerCOM, PowerMAN, PowerPerformance Series, PowerTOOL, Response, Xceed and the PowerCerv logo are trademarks of the Company. This Form 10-K also includes product names, trade names and marks of companies other than the Company. All other company or product names are trademarks or registered trademarks of their respective owners.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Tampa, State of Florida, on March 28, 1997.


                                        POWERCERV CORPORATION


                                        By: /s/ Harold R. Ross
                                           -------------------------------
                                        Harold R. Ross
                                        Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              SIGNATURE                            TITLE                       DATE
        -------------------               ---------------------------     --------------


        /s/ Harold R. Ross                        Chairman,               March 28, 1997
        -------------------------         Chief Executive Officer and
        HAROLD R. ROSS                            Director


        /s/ Marc J. Fratello                 President, Chief             March 28, 1997
        -------------------------         Operating Officer and
        MARC J. FRATELLO                  Director


        /s/ Roy E. Crippen, III           Chief Technology Officer        March 28, 1997
        -------------------------              and Director
        ROY E. CRIPPEN, III


        /s/ Kenneth D. Barwick                 Director                   March 28, 1997
        -------------------------
        KENNETH D. BARWICK


        /s/ O.G. Greene                        Director                   March 28, 1997
        -------------------------
        O.G. GREENE


        /s/ Donald B. Hebb, Jr.                Director                   March 28, 1997
        -------------------------
        DONALD B. HEBB, JR.





        /s/ Stuart C. Johnson          Director                   March 28, 1997
        ----------------------
        STUART C. JOHNSON


        /s/ Thomas S. Roberts          Director                   March 28, 1997
        ----------------------
        THOMAS S. ROBERTS
