Form 10-Q
period 1997-03-31
POWERCERV CORP
filed 1997-05-15
CIK 1005758

===============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------
                                   FORM 10-Q

  x            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
-----                OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
----                 OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------    -------------

                               ----------------

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

      As of May 8, 1997, there were 13,845,267 shares of the registrant's common stock, $.001 par value, outstanding.


===============================================================================

                             POWERCERV CORPORATION
                                   FORM 10-Q


                                    Contents


                                                                                                               PAGE
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Condensed Consolidated Balance Sheets as of March 31, 1997 (unaudited)
       and December 31, 1996 ........................................................................           2

     Condensed Consolidated Statements of Operations for the Three Months Ended
       March 31, 1997 and 1996 (unaudited) ..........................................................           3

     Condensed Consolidated Statements of Cash Flows for the
       Three Months Ended March 31, 1997 and 1996 (unaudited) .......................................           4

     Notes to Condensed Consolidated Financial Statements (unaudited) ...............................           5

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ......           6

 Accountants' Report ................................................................................          16



 PART II.  OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K ...........................................................          17

 Signatures .........................................................................................          18



INTERGY and ADAPTlications are registered trademarks of the registrant and the PowerCerv logo, PowerTOOL, PADLock, FLOWBuilder, AppSync and PFCtool are trademarks of the registrant. All other trademarks and company names mentioned are the property of their respective owners.

PART I   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             POWERCERV CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                MARCH 31,    DECEMBER 31,
                                                                  1997          1996
                                                                --------      --------
                                                               (UNAUDITED)
ASSETS
Current assets:

    Cash and cash equivalents                                   $ 12,623      $ 14,637
    Accounts receivable, net of allowance of $556 and             11,884        11,475
       $550, respectively
    Refundable income taxes                                          130           119
    Inventories                                                      220           261
    Other current assets                                             371           286
                                                                --------      --------

         Total current assets                                     25,228        26,778

 Property and equipment, net                                       3,081         3,111
 Intangible assets, net                                            3,013         3,243
 Investment in third party                                         1,500         1,500
 Deposits and other                                                   63            61
 Deferred tax asset                                                2,544         1,658
                                                                --------      --------


         Total assets                                           $ 35,429      $ 36,351
                                                                ========      ========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:

    Accounts payable                                            $  1,525      $  1,071
    Accrued expenses                                               1,570         1,755
    Deferred revenue                                               2,539         2,333
                                                                --------      --------

         Total current liabilities                                 5,634         5,159

 Common stock with redemption rights                                 200           200
 Shareholders' equity                                             29,595        30,992
                                                                --------      --------


         Total liabilities and shareholders' equity             $ 35,429      $ 36,351
                                                                ========      ========



See notes to condensed consolidated financial statements.

                             POWERCERV CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                 THREE MONTHS ENDED MARCH 31,
                                                                ------------------------------
                                                                  1997                  1996
                                                                --------              --------
Revenue:

    License fees                                                $  1,659              $  3,054
    Technology resales                                               477                   710
    Service fees                                                   6,620                 6,033
                                                                --------              --------

       Total revenue                                               8,756                 9,797
                                                                --------              --------

 Costs and expenses:
    Cost of licenses                                                 312                   230
    Cost of technology resales                                       352                   460
    Cost of services                                               5,080                 3,522
    General and administrative                                     1,547                 1,030
    Sales and marketing                                            2,537                 2,410
    Research and development                                       1,442                 1,355
    In-process research and development                               --                   100
                                                                --------              --------

       Total costs and expenses                                   11,270                 9,107
                                                                --------              --------

       Operating income (loss)                                    (2,514)                  690

 Interest income (expense), net                                      184                   (96)
                                                                --------              --------

     Income (loss) before income taxes                            (2,330)                  594

 Income tax expense (benefit)                                       (886)                  225
                                                                --------              --------


       Net income (loss)                                        $ (1,444)             $    369
                                                                ========              ========



 Earnings (loss) per share                                      $  (0.10)             $   0.03
                                                                ========              ========

 Shares used in computing net
    Income (loss) per share                                       13,842                11,703
                                                                ========              ========



See notes to condensed consolidated financial statements.

                             POWERCERV CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)



                                                                         THREE MONTHS ENDED MARCH 31,
                                                                       ------------------------------
                                                                         1997                  1996
                                                                       --------              --------
Cash flows from operating activities:

    Net income (loss)                                                  $ (1,444)             $    369
    Adjustments to reconcile net income (loss) to net cash
        Provided by (used in) operations:
          Depreciation and amortization                                     525                   352
          Deferred income taxes                                            (886)                 (100)
          Deferred revenue                                                  206                    51
          Changes in assets and liabilities (net of effect of
              acquisition during 1996)                                     (209)                 (522)
                                                                       --------              --------

          Net cash provided by (used in) operating activities            (1,808)                  150
                                                                       --------              --------

 Cash flows from investing activities:
    Purchases of property and equipment, net                               (253)                 (278)
    Acquisition of net assets, net of cash received                          --                   (21)
                                                                       --------              --------

          Net cash used in investing activities                            (253)                 (299)
                                                                       --------              --------

 Cash flows from financing activities:
    Net proceeds from issuance of common stock                               47                36,850
    Net repayments on lines of credit                                        --                (3,618)
    Repayments of notes payable                                              --               (11,541)
    Redemption of preferred stock                                            --                (5,500)
                                                                       --------              --------

          Net cash provided by financing activities                          47                16,191
                                                                       --------              --------

 Net increase (decrease) in cash and cash equivalents                    (2,014)               16,042
 Cash and cash equivalents, beginning of period                          14,637                     1
                                                                       --------              --------


 Cash and cash equivalents, end of period                              $ 12,623              $ 16,043
                                                                       ========              ========



See notes to condensed consolidated financial statements.

                             POWERCERV CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A.   BASIS OF PRESENTATION

    The condensed consolidated balance sheet of PowerCerv Corporation and its subsidiary (collectively, the "Company") as of March 31, 1997 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 1997 and 1996 have been prepared by the Company without audit. Although not audited, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present these financial statements have been made. The condensed consolidated balance sheet at December 31, 1996 has been derived from the Company's audited consolidated financial statements at that date.

     Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1997.

    The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

B.  EARNINGS (LOSS) PER SHARE

    Earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding and dilutive common equivalent shares. During the three months ended March 31, 1997, all common stock equivalents were anti-dilutive due to the net losses sustained by the Company during the period. Pursuant to the rules of the Securities and Exchange Commission, common and common equivalent shares issued during the twelve month period prior to the Company's initial public offering on March 1, 1996 have been assumed to be outstanding for all periods presented.

    In February 1997, the Financial Accounting Standards Board (FASB) issued FASB Statement of Financial Accounting Standard No. 128 (Earnings Per Share). The matter is discussed in "Recently Issued Accounting Pronouncements" elsewhere in this Report on Form 10-Q.

C.  ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                        (DOLLARS IN THOUSANDS)
                                       MARCH 31,   DECEMBER 31,
                                         1997          1996
                                       --------    ------------
 Compensation                          $    928      $  1,268
 Sales tax                                  152           182
 Other                                      490           305
                                       --------      --------
                                       $  1,570      $  1,755
                                       ========      ========

                             POWERCERV CORPORATION

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

OVERVIEW

    PowerCerv Corporation's mission is to build and deliver open, adaptable client/server solutions that provide mid-tier organizations a sustainable competitive advantage. PowerCerv Corporation and its wholly-owned subsidiary, PowerCerv Technologies Corporation (collectively, the "Company" or "PowerCerv") products and services assist its customers in successfully designing, developing, deploying and maintaining adaptable solutions for their specific needs, whether those needs are best met by buying pre-written applications, building custom applications from scratch or combining elements of both approaches. The Company not only provides software development tools to customers designing their own applications, but also provides application products that can be adapted to the customer's specific requirements. In addition, the Company provides consulting and education services to assist customers in designing and deploying an optimal solution for their business problems, and third party technology resale products to complement the Company products and services offerings. PowerCerv's software development tools and application products are based on the technology foundation of widely-used products provided by vendors such as Microsoft Corporation, Powersoft Corporation, Sybase, Inc., and Oracle Corporation, and utilize an open architecture enabling their implementation with multiple databases, multiple operating systems, and integration to other industry standard applications.

    The discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company's future actual results may differ materially from the results discussed herein and including those in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed in this report, and the risks discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements and Associated Considerations" in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1997. These risks include but are not limited to the Company's ability to manage change, fluctuation in the Company's quarterly activities and results of operations, the Company's dependence on new products, the overall condition of the client/server market and the Company's technology foundations, the availability of qualified consulting personnel, the risks inherent in the Company's development of its new products, and competition. Due to these factors, among others, it is possible that the Company's results of operations may be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be adversely affected.

    The Company's revenues consist primarily of software license fees, resales of software products developed by other independent software vendors ("technology resales") and fees for services, including consulting, education and maintenance. For the quarter ended March 31, 1997, service fees remain the Company's largest single revenue source, although the Company's strategy is to seek to increase revenue generated by licensing its products as a percentage of total revenue.

    The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 91-1, Software Revenue Recognition. Software license fees are

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


recognized upon shipment to the customer if collection is probable and the remaining Company obligations are insignificant. The Company provides for potential product returns and allowances at the time of shipment. Historically, product returns and allowances have been immaterial. Technology resales are recognized at the time of product shipments. Consulting and education services fees are recognized as those services are performed. Revenue for maintenance services is recognized ratably over the term of the support period. Unrecognized amounts are recorded as deferred revenue.

    In general, revenues are difficult to forecast because the market for client/server software is evolving rapidly and the Company's sales cycle, from the customer's initial evaluation through purchase of licenses and the related support services, varies substantially from customer to customer and from product to product. License fee revenue from quarter to quarter is difficult to forecast as no significant order backlog exists at the end of any quarter because the Company's products typically are shipped upon receipt of customers' orders. The Company in the past has realized a substantial portion of its revenue in the last month of a quarter, with this revenue concentrated in the last weeks or days of a quarter.

    The Company's strategy is to seek to expand its offering of higher margin application product licenses and increase license sales as a percentage of total revenue. To assist in achieving this strategy, the Company continues to focus on increasing the number and the caliber of the professionals in its direct sales force and has adjusted the compensation and incentive plans for individuals in this part of the organization. In addition, during the second half of 1996 and continued in the three month period ended March 31, 1997, the Company expanded its Business Development Group for generating indirect sales channels of the Company's products in the United States. Given the fact that the typical application sales cycle is at least four to six months long, it will be in mid to late 1997 before the Company will see the effect of the increased sales force on its sales. Implementation of the Company's strategy to expand the license sales has in the past, and may in the future, cause the Company's quarterly results to fluctuate. In addition, the Company has built and intends to continue to build an expense infrastructure that assumes this strategy will succeed. Therefore, the failure of the Company to timely achieve this strategy could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company's strategy for increasing its product sales also includes supplementing the marketing of its application products, development tools and services by its direct sales force and telesales group with indirect marketing channels. These indirect channels include value-added resellers ("VARs"), original equipment manufacturers ("OEMs"), strategic alliance partners assisting in generating product sales and providing consulting services to end users ("teaming partners") and distributors. Selling through indirect channels may limit the Company's contacts with its customers. As a result, the Company's ability to accurately forecast sales, evaluate customer satisfaction and recognize emerging customer requirements may be hindered. The Company's strategy of marketing its products directly to end-users and indirectly through VARs, OEMs, teaming partners and distributors may result in distribution channel conflicts. The Company's direct sales efforts may compete with those of its indirect channels and, to the extent different resellers target the same customers, resellers may also come into conflict with each other. Although the

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

Company has attempted to manage its distribution channels to avoid potential conflicts, there can be no assurance that channel conflicts will not materially adversely affect its relationships with existing VARs, OEMs, teaming partners, or distributors or adversely affect its ability to attract new VARs, OEMs, teaming partners and distributors.

     In addition, the Company's strategy is to provide its customers with a breadth of quality client/server and internet enablement services, including architecture consulting, design, development, training and deployment services. The Company has a Technical Deployment Group (formerly referred to as the client/server migration group) seeking to accelerate the Company's service revenue growth in the United States by focusing on medium- to large-scale client/server and/or internet service projects. This group is also focused on the sale of the Company's development tools and third party development tools to be licensed in connection with these service revenue projects. The market for these types of services is intensely competitive and the Company believes its ability to compete successfully depends upon a number of factors both within and beyond its control, including the quality of services, ability to recruit, hire, train and retain technical consultant personnel, and industry and general economic trends. Although services remain the largest single revenue source for the Company, there can be no assurance that this strategy will succeed and that service revenues will increase.

    The Company's quarterly revenue and results of operations have fluctuated significantly in the past and will likely fluctuate in the future. Causes of such fluctuations have included and may include, among others, the demand for the Company's products and services; the size and timing of orders; the number, timing and significance of new product and/or product release announcements by the Company and its competitors; the ability of the Company to develop, introduce, market, sell and ship existing, new and enhanced versions of the Company's products on a timely basis; reassignments of consultants from providing billable services to non-billable roles; the timing of hiring personnel; the level of product and price competition; changes in operating expenses; changes in average selling prices and mix between the Company's products, technology resale products and services; changes in the Company's sales incentive strategy; the mix of direct and indirect sales (including international sales); seasonal decline in product sales; changes in customers' budget constraints and general economic factors. Any one or more of these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. The potential occurrence of any one or more of these factors makes the prediction of revenue and results of operations on a quarterly basis difficult.

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

    Subsequent to March 31, 1997, the Company entered into separate Employment, Noncompetition, Development and Confidentiality Agreements with the Company's CEO, Harold Ross, the Company's President and Chief Operating Officer, Marc Fratello, and the Company's Executive Vice President and Chief Technology Officer, Roy Crippen. These agreements and the Company's employment agreement with its Senior Vice President, Treasurer, Chief Counsel and Secretary, Stephen Wagman, are more fully discussed under "Executive Compensation - Employment Agreements" in the Company's Proxy Statement as filed with the Securities and Exchange Commission on April 30, 1997.

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

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain financial data regarding the Company's revenues derived from license fees, technology resales and service fees:


REVENUES                                  THREE MONTHS ENDED MARCH 31,
                                          ----------------------------
                                        1997         CHANGE         1996
--------------------------------    ------------------------------------------
License fees                        $   1,659        (46%)         $3,054
 Percentage of total revenues              19%                         31%
--------------------------------    ------------------------------------------
Technology resales                        477        (33%)            710
Percentage of total revenues                5%                          7%
--------------------------------    ------------------------------------------
Service fees                            6,620         10%           6,033
Percentage of total revenues               76%                         62%
--------------------------------    ------------------------------------------


     License fees. The Company's license fees are derived from licensing the Company's application products and development tools. The Company establishes its licensing fees using a tiered pricing approach based on the number of concurrent servers and users. Source code licenses are available at an additional cost. License revenues decreased for the three months ended March 31, 1997 compared to the

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)




same period in 1996 due to a lower number of application transactions and lower tools sales. Application product license revenue was lower due to the lengthy nature of the application sales cycle and given the late September 1996 release of the Company's ADAPTlication Series of products. Also, during the first quarter of 1997, the Company focused on further restructuring of its direct sales force, promoting a former regional vice president to oversee the direct sales organization in the United States, hiring two additional regional vice presidents, and replacing a large percentage of its field sales representatives with sales representatives who have more application sales experience. Sales of the Company's development tools decreased $625 in the first quarter of 1997 compared to the same period in 1996 due to increased competition in the software development tools market and the second quarter 1996 release of Powersoft Corporation's PowerBuilder version 5.0 software which negatively impacted revenues associated with one of the Company's software development tools. Although the Company recently released the new version of its class library development tool, the Company believes this negative impact is expected to continue on its tools sales.

    Technology resales. Technology resales are derived from licensing complementary client/server and internet development tools developed by other independent software vendors. Technology resales and related services are more susceptible to change based on the price for such products and services than the Company's application license fees and related services. Technology resales revenue decreased for the three months ended March 31, 1997 compared to the same period in 1996 due to the Company's increased focus on sales of its own application products and development tools and increased market competition for technology resale products. The Company believes 1997 technology resales revenue will be less than such revenue in the corresponding periods in 1996.

    Service fees. The Company's service fees consist of revenue from consulting, education and maintenance services. Consulting services are primarily provided on a time and materials basis; education services are generally priced on a per student basis; and annual maintenance fees are based on a percentage of the related license fees. Service fees revenue grew for the three months ended March 31, 1997 compared to the same period in 1996 because of the increase in the number of consulting personnel, increase in the realized consulting hourly rates and the additional maintenance revenue provided by the Company's product licensing activities.

COSTS AND EXPENSES

    The following table sets forth, for the periods indicated, certain financial data regarding the Company's costs associated with its license fees, technology resales and services:

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)



COST OF REVENUES:                         THREE MONTHS ENDED MARCH 31,
                                          ----------------------------
                                        1997          CHANGE         1996
--------------------------------    ------------------------------------------
Cost of licenses                       $  312           36%          230
 Gross profit percentage                   81%                        92%
--------------------------------    ------------------------------------------
Cost of technology resales                352          (23%)         460
Gross profit percentage                    26%                        35%
--------------------------------    ------------------------------------------
Cost of services                        5,080           44%        3,522
Gross profit percentage                    23%                        42%
--------------------------------    ------------------------------------------


    Cost of licenses. The cost of licenses consists primarily of production costs, royalties associated with a module of one of the Company's application products, and the amortization of intangible assets. Cost of licenses increased during the three months ended March 31, 1997 compared to the corresponding period in 1996 due to increased royalties and production expenses incurred related to the new release of the Company's products.

    Cost of technology resales. Cost of technology resales consists primarily of costs associated with resales of complementary client/server and internet development tools developed by independent software vendors. The decrease in the first fiscal quarter 1997 cost of technology resales compared to the same period in the prior year was due to the decrease in technology resales revenue. The first fiscal quarter in 1997 gross profit margin on technology resales decreased from the comparable period in the prior year due to increased sales volume of lower margin technology resales.

    Cost of services. Costs of services consists primarily of compensation and travel costs associated with providing consulting, product support, technical services and education. The decrease in the gross profit margin of service fees for the first fiscal quarter 1997 compared to the same period in 1996 resulted from higher costs associated with recruiting and training a more experienced, and thus more expensive consulting staff, higher than expected consultant turnover, lower utilization of the application consultants due to lower application license sales, and increased salaries and travel expenses. The Company anticipates that the gross profit margin for 1997 quarterly services fees will continue to be less than such margin for the corresponding periods in 1996. The cost of services in absolute dollars have increased for the first fiscal quarter of 1997 compared to the same period in 1996 as a result of increased service fees and increased service costs as described above.

    The following table sets forth, for the periods indicated, certain financial data regarding the Company's operating expenses:

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)




OPERATING EXPENSES:                             THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                              1997        CHANGE        1996
---------------------------------------    --------------------------------------
General and administrative                 $1,547         50%         $1,030
Percentage of total revenues                   18%                        11%
---------------------------------------   --------------------------------------
Sales and marketing                         2,537          5%          2,410
Percentage of total revenues                   29%                        25%
---------------------------------------    --------------------------------------
Research and development                    1,442          6%          1,355
Percentage of total revenues                   16%                        14%
---------------------------------------    --------------------------------------


    General and administrative ("G&A"). G&A expenses include compensation, communications, accounting, human resources, legal and related facilities expenses. The increase in the G&A expenses for the first fiscal quarter 1997 as compared to the same period in the prior year was due to expansion of the Company's administrative staff to support its operations and increased accounting and legal expenses associated with being a public company and certain other matters. These increased costs as well as lower revenues for the first fiscal quarter 1997 compared to 1996 caused G&A expenses as a percent of revenue to increase for the three months ended March 31, 1997 compared to the corresponding period in 1996.

    Sales and marketing. Sales and marketing expenses primarily consists of compensation paid to sales and marketing personnel, costs of marketing, direct mail and telemarketing activities, costs of public relations, trade shows and conferences, and related communications costs. The increase in sales and marketing expenses for first fiscal quarter 1997 compared to the same period in 1996 was attributable to the Company's investment in its direct and indirect sales force (including the establishment of the Company's Business Development Group and Technology Deployment Group), its opening of an international office in Amsterdam, and increased marketing expenses for the Company's products and services, and expected sales force turnover. During March 1997, the Company hired two regional sales vice presidents who, together with management, are rebuilding the Company's direct sales force personnel. During the second quarter of fiscal 1997, the Company will continue to focus upon its distribution channel by increasing its direct and indirect sales force. The Company will also continue to invest in implementing its marketing and product strategies. The Company expects its sales and marketing expenses may continue to increase both in dollar amounts and percentage of total revenues in the future due to these increased investments.

    Research and development ("R&D"). R&D costs consist primarily of compensation and related facilities and equipment costs associated with developing, maintaining and enhancing the Company's application products and development tools. R&D costs increased during the first fiscal quarter 1997 compared to the same period in 1996 primarily due to additional R&D personnel necessary to expand and

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


enhance the Company's application products and development tools. During the first quarter, the Company hired an experienced industry executive to manage the R&D organization. Since inception, the Company has not capitalized any internal R&D costs. The Company plans to continue to make significant investments in R&D.

    In-process R&D. Effective January 1, 1996, the Company completed the strategic acquisition of substantially all of the net assets of Visual Systems Development Group of Michigan, Inc. The acquisition resulted in the issuance of 110,000 shares of the Company's common stock and was accounted for as a purchase transaction. The allocation of the purchase price of $935 included an allocation of $100 to in-process R&D, which is reflected as a one-time charge in the Company's first fiscal quarter 1996 operating results.

    Income taxes. The Company's effective tax rate for the three-month periods ended March 31, 1997 and 1996 was 38%.

LIQUIDITY AND CAPITAL RESOURCES

    The following table sets forth, for the periods indicated, certain financial data regarding the Company's working capital balances, cash and cash equivalents, cash provided by or used in operating activities, cash used in investing activities, and cash provided by financing activities:


                                                               THREE MONTHS ENDED MARCH 31
                                                               ---------------------------
                                                              1997         CHANGE     1996
                                                           -----------------------------------
 Working capital                                           $ 19,594         (10%)    $21,776
 Cash and cash equivalents                                   12,623         (21%)     16,043
 Cash provided by (used) in operating activities             (1,808)          *          150
 Cash used in investing activities                              253         (15%)        299
 Cash provided by financing activities                           47           *       16,191

  (*) not meaningful


    Working capital and cash and cash equivalents decreased as of March 31, 1997 compared to March 31, 1996 due mainly to increased operating costs including expenditures associated with the September 30, 1996 release of the ADAPTlication Series of products and increased infrastructure costs including its investment in its direct and indirect sales and marketing organizations. The cash used in operating activities increased during the three months ended March 31, 1997 compared to the same period in 1996 primarily due to increased investments in R&D, costs associated with being a public company and increased infrastructure costs.

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


    The Company's cash provided by financing activities was lower for the three months ended March 31, 1997 compared to 1996 due to the fact that on March 1, 1996, the Company completed its initial public offering of its common stock.

    At March 31, 1997, the Company's primary source of liquidity consisted of its cash and cash equivalents balance of $12,623, and its short-term accounts receivable balance of $11,884. In addition, on October 31, 1996, the Company obtained an unsecured $5,000 line of credit with a commercial bank for working capital and other purposes. The interest rate on the line of credit is equal to LIBOR plus 150 or 200 basis points, based on the Company's tangible net worth. The line of credit requires the Company to maintain certain financial ratios. As of March 31, 1997, no balance was outstanding under the line of credit.

    The Company believes that funds generated from its operations and existing cash and cash equivalents, together with the availability of the line of credit, will be sufficient to finance the Company's operations for at least the next twelve months.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (Statement 128). Statement 128 supersedes APB Opinion No. 15, Earnings Per Share (APB 15) and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly-held common stock.

    Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. EARLIER APPLICATION IS NOT PERMITTED. After adoption, ALL prior-period EPS data presented shall be restated to confirm with Statement 128.

                             POWERCERV CORPORATION



                             REVIEW BY INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

    The Company's independent certified public accountants have made a limited review of the Condensed Consolidated Financial Statements (included in Part I/Item 1 herein) in accordance with standards established by the American Institute of Certified Public Accountants. The Accountants' Report is presented on page 16 of this report.

                              ACCOUNTANTS' REPORT



The Board of Directors
PowerCerv Corporation

We have reviewed the condensed consolidated balance sheet of PowerCerv Corporation and subsidiary as of March 31, 1997, and the related condensed consolidated statements of operations and cash flows for the three months ended March 31, 1997 and 1996, as included in Part I/Item 1 of this quarterly report on Form 10-Q. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of PowerCerv Corporation and subsidiary as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows, for the year then ended (not presented herein); and in our report dated January 30, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the condensed consolidated balance sheet as of December 31, 1996, as included in Part I/Item 1 of this quarterly report on Form 10-Q, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                      /s/ KPMG Peat Marwick LLP
                                      KPMG PEAT MARWICK LLP

Tampa, Florida
April 17, 1997

PART II.   OTHER INFORMATION

                             POWERCERV CORPORATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       10.1 Employment, Noncompetition, Development and Confidentiality Agreement, dated April 10, 1997, between PowerCerv Corporation and Harold R. Ross.

       10.2 Employment, Noncompetition, Development and Confidentiality Agreement, dated April 10, 1997, between PowerCerv Corporation and Marc J. Fratello.

       10.3 Employment, Noncompetition, Development and Confidentiality Agreement, dated April 10, 1997, between PowerCerv Corporation and Roy E Crippen, III.

       15.1   Accountants' Letter regarding Unaudited Interim Financial
              Information.

       27.1   Financial Data Schedule.

(b)    Reports on Form 8-K

       None.

                             POWERCERV CORPORATION

                                   FORM 10-Q

                (for the quarterly period ended March 31, 1997)


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 1997

                                POWERCERV CORPORATION




                                /s/ Harold R. Ross
                                ------------------------------------
                                Harold R. Ross,
                                Chief Executive Officer



                                /s/ Karen Jaderborg
                                ------------------------------------
                                Karen Jaderborg,
                                Chief Accounting Officer