Form 10-Q
period 1997-06-30
POWERCERV CORP
filed 1997-08-14
CIK 1005758

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ----------------------

                                   FORM 10-Q

            X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           ---       OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1997

                                     OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           ---       OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from  ____________  to  ______________

                           ----------------------

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

                                 (813) 226-2600
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES X   NO
                                              ---    ---
    As of August 7, 1997, there were 13,846,767 shares of the registrant's common stock, $.001 par value, outstanding.



================================================================================

                             POWERCERV CORPORATION
                                   FORM 10-Q



                                    Contents



                                                                                                      PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

  Condensed Consolidated Balance Sheets as of June 30, 1997 (unaudited)
   and December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2

  Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 1997
   and 1996 (unaudited) and Six Months Ended June 30, 1997 and 1996 (unaudited) . . . . . . . . . .    3

  Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1997
   and 1996 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4

  Notes to Condensed Consolidated Financial Statements (unaudited)  . . . . . . . . . . . . . . . .    5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations . . .    7

Accountants' Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18

Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19


Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20



ADAPTlications and INTERGY are registered trademarks of the registrant and the PowerCerv logo, PowerTOOL, PADLock, FLOWBuilder, AppSync and PFCtool are trademarks of the registrant. All other trademarks and company names mentioned are the property of their respective owners.

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             POWERCERV CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                JUNE 30,               DECEMBER 31,
                                                                  1997                     1996
                                                              ----------               ------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                   $     11,231             $    14,637
  Accounts receivable, net of allowance of $930 and
    $550, respectively                                              10,372                  11,475
  Refundable income taxes                                              130                     119
  Inventories                                                          202                     261
  Other current assets                                                 336                     286
                                                              ------------             -----------

    Total current assets                                            22,271                  26,778

  Property and equipment, net                                        2,982                   3,111
  Intangible assets, net                                             2,778                   3,243
  Investment in third party                                          1,500                   1,500
  Deferred tax asset                                                 2,544                   1,658
  Deposits and other assets                                             67                      61
                                                              ------------             -----------

    Total assets                                              $     32,142             $    36,351
                                                              ============             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                            $      1,370             $     1,071
  Accrued expenses                                                   1,679                   1,755
  Deferred revenue                                                   2,392                   2,333
                                                              ------------             -----------

    Total current liabilities                                        5,441                   5,159

  Common stock with redemption rights                                  200                     200
  Shareholders' equity                                              26,501                  30,992
                                                              ------------             -----------

    Total liabilities and shareholders' equity                $     32,142             $    36,351
                                                              ============             ===========

See notes to condensed consolidated financial statements.

                             POWERCERV CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)







                                            THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                            ---------------------------           ----------------------------
                                                1997              1996               1997              1996
                                            ----------        ----------          ---------         ----------
Revenues:
   License fees                             $    2,007         $   3,882          $   3,666          $   6,936
   Technology resales                              495             1,217                972              1,927
   Service fees                                  5,912             5,653             12,532             11,686
                                            ----------         ---------          ---------          ---------
   Total revenues                                8,414            10,752             17,170             20,549
                                            ----------         ---------          ---------          ---------
Costs and expenses:
   Cost of licenses                                472               366                784                596
   Cost of technology resales                      397             1,054                749              1,514
   Cost of services                              4,982             3,807             10,062              7,329
   General and administrative                    1,544             1,297              3,091              2,327
   Sales and marketing                           2,653             2,490              5,190              4,900
   Research and development                      1,620             1,858              3,062              3,213
   In-process research & development                -                -                  -                  100
                                            ----------         ---------          ---------          ---------
      Total costs and expenses                  11,668            10,872             22,938             19,979
                                            ----------         ---------          ---------          ---------
      Operating income (loss)                   (3,254)             (120)            (5,768)               570

Interest income, net                               154               293                338                197
                                            ----------         ---------          ---------          ---------
  Income (loss) before income taxes             (3,100)              173             (5,430)               767

Income tax expense (benefit)                        -                 68               (886)               293
                                            ----------         ---------          ---------          ---------
      Net income (loss)                     $   (3,100)         $    105          $  (4,544)         $     474
                                            ==========          ========          =========          =========
Earnings (loss) per share                   $    (0.22)         $   0.01          $   (0.33)         $    0.04
                                            ==========          ========          =========          =========
Shares used in computing net
    income (loss) per share                     13,846            14,240             13,844             12,972
                                            ==========          ========          =========          =========



See notes to condensed consolidated financial statements.

                             POWERCERV CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     SIX MONTHS ENDED JUNE 30,
                                                                  --------------------------------
                                                                    1997                   1996
                                                                  -----------          -----------
Cash flows from operating activities:
  Net income (loss)                                               $   (4,544)           $      474
  Adjustments to reconcile net income (loss) to net cash
     used in operations:
  Depreciation and amortization                                        1,049                   713
  Deferred income taxes                                                 (886)                    -
  Deferred revenue                                                        59                   (61)
  Changes in assets and liabilities (net of effect of
     acquisition during 1996                                           1,304                (2,715)
                                                                  ----------            ----------
      Net cash used in operating activities                           (3,018)               (1,589)
                                                                  ----------            ----------
Cash flows from investing activities:
  Purchases of property and equipment, net                              (440)                 (860)
  Acquisition of net assets, net of cash received                        -                     (21)
                                                                  ----------            ----------
      Net cash used in investing activities                             (440)                 (881)
                                                                  ----------            ----------
Cash flows from financing activities:
  Net proceeds from issuance of common stock                              52                43,446
  Net repayments on lines of credit                                        -                (3,618)
  Repayments of notes payable                                              -               (11,541)
  Redemption of preferred stock                                            -                (5,500)
                                                                  ----------            ----------
      Net cash provided by financing activities                           52                22,787
                                                                  ----------            ----------
Net increase (decrease) in cash and cash equivalents                  (3,406)               20,317
Cash and cash equivalents, beginning of period                        14,637                     1
                                                                  ----------            ----------
Cash and cash equivalents, end of period                          $   11,231            $   20,318
                                                                  ==========            ==========



See notes to condensed consolidated financial statements.

                             POWERCERV CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A.   BASIS OF PRESENTATION

   The condensed consolidated balance sheet of PowerCerv Corporation and its subsidiary (collectively, the "Company") as of June 30, 1997 and the condensed consolidated statements of operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997 and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1996 has been derived from the Company's audited consolidated financial statements at that date.

   Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1997.

   The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

B.   EARNINGS (LOSS) PER SHARE

   Earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding and dilutive common stock equivalent shares. During the three and six months ended June 30, 1997, all common stock equivalents were anti-dilutive due to the net losses sustained by the Company during those periods. Pursuant to the rules of the Securities and Exchange Commission, common stock and common stock equivalent shares issued during the twelve-month period prior to the Company's initial public offering on March 1, 1996 have been assumed to be outstanding for all periods presented.

   In February 1997, the Financial Accounting Standards Board ("FASB") issued FASB Statement of Financial Accounting Standard No. 128 Earnings Per Share. The matter is discussed in "Recently Issued Accounting Pronouncements" elsewhere in this Report on Form 10-Q.

C.   ACCRUED EXPENSES

   Accrued expenses consist of the following:

                                                (DOLLARS IN THOUSANDS)
                                             JUNE 30,          DECEMBER 31,
                                              1997                 1996
                                            -----------        ------------
            Compensation                      $1,002             $ 1,268
            Sales tax                            128                 182
            Other                                549                 305
                                              ------             -------
                                              $1,679             $ 1,755
                                              ======             =======

D.   CONTINGENCIES

    Since 1995, the Company has provided computer software and a significant amount of consulting services to Crown Paper Co. ("Crown"). Crown paid the Company for the software and had been paying for the services rendered. In April of this year, Crown disputed the remaining money owed the Company. Discussions between the Company and Crown on resolving this matter were not productive. Crown filed a complaint against the Company on June 24, 1997 in the United States District Court for the Northern District of California (the "California Action"). The complaint alleges breach of contract and certain warranties and covenants, as well as claims for fraud and deceit, negligent misrepresentation and unfair competition under a California statute. Certain computer software and consulting services provided by the Company to the Plaintiff are the subject matter of the California Action. Crown seeks approximately $4.3 million in compensatory damages, punitive damages of an unspecified amount and other relief. On June 25, 1997, the Company filed a complaint against Crown in the Thirteenth Judicial Circuit, Hillsborough County, Florida, Civil Division (the "Florida Action"), relating to the failure of Crown to pay the Company approximately $1.1 million that is owed for part of the services that are the subject of the California Action. Crown removed the Florida Action to the United States District Court for the Middle District of Florida. Crown filed a response to this complaint, as well as a motion to transfer the Florida Action to federal court in California. The Company filed a motion in the California Action to transfer the action to the United States District Court for the Middle District of Florida. The Company also filed a motion to dismiss certain claims in the California Action and strike certain allegations contained in the California Action. Crown has informed the Company that it intends to file an amended complaint in the California Action. The Company intends to vigorously defend the California Action and to aggressively prosecute the Florida Action.

    A complaint was filed on July 24, 1997 in the United States District Court for the Middle District of Florida, captioned J. Conrad Lifsey vs. Harold R. Ross, Gerald R. Wicker, Marc J. Fratello, Roy E. Crippen, III, Donald B. Hebb, Jr., Thomas S. Roberts, PowerCerv Corporation, Alex Brown & Sons, Inc., Robertson, Stephens & Company, ABS Capital Partners, L.P., Summit investors II, L.P., and Summit Ventures III, L.P. The Company has not yet been served, but has seen a copy of the complaint. The complaint purports to be a class action on behalf of those persons who purchased shares of the Company's common stock from March 1, 1996 (the date of the Company's initial public stock offering) through July 24, 1996. The complaint alleges, among other things, that the defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Company's initial public offering of stock and in its subsequent securities filings, press releases and other public statements. The plaintiff seeks damages of an unspecified amount, rescission of certain securities sales and certain other remedies. If served with the complaint, the Company intends to contest the suit vigorously.

                             POWERCERV CORPORATION

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

OVERVIEW

   PowerCerv Corporation's mission is to build and deliver open, adaptable client/server solutions that provide mid-tier organizations a sustainable competitive advantage. The products and services of PowerCerv Corporation and its wholly-owned subsidiary, PowerCerv Technologies Corporation (collectively, the "Company" or "PowerCerv") assist the Company's customers in successfully designing, developing, deploying and maintaining adaptable solutions for their specific needs, whether those needs are best met by buying pre-written applications, building custom applications from scratch or combining elements of both approaches. The Company not only provides software development tools to customers designing their own applications, but also provides application products that can be adapted to the customer's specific requirements. In addition, the Company provides consulting and education services to assist customers in designing and deploying an optimal solution for their business problems. The Company also provided third party technology resale products to complement the Company's products and services offerings. PowerCerv's software development tools and application products are based on the technology foundation of widely-used products provided by vendors such as Microsoft Corporation, Powersoft Corporation, Sybase, Inc., and Oracle Corporation, and utilize an open architecture enabling their implementation with multiple databases, multiple operating systems, and integration with other industry standard applications.

   The discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company's future actual results may differ materially from the results discussed herein and including those in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this report, and the risks discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements and Associated Considerations" in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission in March 1997. These risks include but are not limited to, matters related to the Company's ability to manage change, fluctuation in the Company's quarterly activities and results of operations, the Company's dependence on new products, the overall condition of the client/server market and the Company's technology foundations, the availability of qualified consulting personnel, the risks inherent in the Company's development of its new products, and competition. Due to these factors, among others, it is possible that the Company's results of operations may be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be adversely affected.

  The Company's revenues consist primarily of software license fees, resales of software products developed by other independent software vendors ("technology resales") and fees for services, including consulting, education and maintenance. For the quarter ended June 30, 1997, service fees remain the Company's largest single revenue source, although the Company's strategy is to seek to increase revenue generated by licensing its products as a percentage of total revenue.

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

   The Company's strategy is to seek to expand its offering of higher margin application license sales and increase license sales as a percentage of total revenue. To assist in achieving this strategy, the Company continues to focus on increasing the number and caliber of the professionals in its direct and indirect sales force. In addition, the Company adjusted the compensation and incentive plans for individuals in its direct sales force in the first quarter 1997. Given that the typical application sales cycle is at least four to six months long, it will most likely be late 1997 before the Company will see what effect, if any, the increased sales force will have on its license sales. However, there can be no assurance that the Company can achieve such increase in sales. Implementation of the Company's strategy to expand the license sales has in the past, and may in the future, cause the Company's quarterly results to fluctuate. In addition, the Company has built and intends to continue to build an expense infrastructure that assumes this strategy will succeed. Therefore, the failure of the Company to timely achieve this strategy could have a material adverse effect on the Company's business, financial condition and results of operations.

   The Company's strategy for increasing its product sales also includes supplementing the marketing of its application products, development tools and services by its direct sales force and telesales group with indirect marketing channels. During the past year, the Company has expanded its Business Development Group for generating indirect sales channels of the Company's products in the United States. These indirect channels include value-added resellers ("VARs"), original equipment manufacturers ("OEMs"), strategic alliance partners assisting in generating product sales and providing consulting services to end users ("teaming partners"), and distributors. Selling through indirect channels may limit the Company's contacts with its customers. As a result, the Company's ability to accurately forecast sales, evaluate customer satisfaction and recognize emerging customer requirements may be hindered. The Company's strategy of marketing its products directly to end-users and indirectly through VARs, OEMs, teaming partners and distributors may result in distribution channel conflicts. The Company's direct sales efforts may compete with those of its indirect channels and, to the extent different resellers target the same

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

customers, resellers may also come into conflict with each other. Although the Company has attempted to manage its distribution channels to avoid potential conflicts, there can be no assurance that channel conflicts will not materially adversely affect its relationships with existing VARs, OEMs, teaming partners, or distributors or adversely affect its ability to attract new VARs, OEMs, teaming partners and distributors.

   In addition, the Company's strategy is to provide its customers with a breadth of quality client/server and internet enablement services, including architecture consulting, design, development, training and deployment services. The Company has a Technology Deployment Group seeking to accelerate the Company's service revenue growth in the United States by focusing on medium scale client/server and/or internet service projects. This group is also focused on the sale of the Company's development tools and third party development tools to be licensed in connection with these service revenue projects. The market for these types of services is intensely competitive and the Company believes its ability to compete successfully depends upon a number of factors both within and beyond its control, including the quality of services, ability to recruit, hire, train and retain technical consultant personnel, and industry and general economic trends. Although services remain the largest single revenue source for the Company, there can be no assurance that this strategy will succeed and that service revenues will increase.

   The Company's quarterly revenue and results of operations have fluctuated significantly in the past and will likely fluctuate in the future. Causes of such fluctuations have included and may continue to include, among others, the demand for the Company's products and services; the size and timing of orders; the number, timing and significance of new product and/or product release announcements by the Company and its competitors; the ability of the Company to develop, introduce, market, sell and ship existing, new and enhanced versions of the Company's products on a timely basis; reassignments of consultants from providing billable services to non-billable roles; the timing of hiring personnel; the level of product and price competition; changes in operating expenses; changes in average selling prices and mix between the Company's products, technology resale products and services; changes in the Company's sales incentive strategy; the mix of direct and indirect sales (including international sales); seasonal decline in product sales; changes in customers' budget constraints and general economic factors. Any one or more of these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. The potential occurrence of any one or more of these factors makes the prediction of revenue and results of operations on a quarterly basis difficult.

   Since the market for application products, software development tools, and services in the client/server industry is intensely competitive and rapidly changing, the Company's future success will depend upon its ability to enhance its current products and to develop and introduce new products and enhancements that keep pace with technological developments, respond to evolving customer requirements, compete effectively with other client/server product and services vendors and achieve market acceptance. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness or revenue and earnings. In the recent past, the Company has experienced delays in the

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

introduction of certain of its products, which has had an adverse impact on the Company's revenue and earnings.

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

   During the second quarter of 1997, the Company entered into separate Employment, Noncompetition, Development and Confidentiality Agreements with the Company's CEO, Harold Ross, the Company's President and Chief Operating Officer, Marc Fratello, and the Company's Executive Vice President and Chief Technology Officer, Roy Crippen. These agreements and the Company's employment agreement with its Senior Vice President, Treasurer, Chief Counsel and Secretary, Stephen Wagman, are more fully discussed under "Executive Compensation - Employment Agreements" in the Company's Proxy Statement as filed with the Securities and Exchange Commission on April 30, 1997.

RESULTS OF OPERATIONS

   The following table sets forth, for the periods indicated, certain financial data regarding the Company's revenues derived from license fees, technology resales and service fees:

REVENUES                              THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                      ---------------------------            -------------------------
                                     1997       CHANGE       1996         1997       CHANGE         1996
------------------------------     ------------------------------------------------------------------------
License fees                        $ 2,007     (48%)       $  3,882     $  3,666     (47%)        $  6,936
Percentage of total revenues            24%                      36%          21%                       34%
------------------------------     ------------------------------------------------------------------------
Technology resales                      495     (59%)          1,217          972     (50%)           1,927
Percentage of total revenues             6%                      11%           6%                        9%
------------------------------     ------------------------------------------------------------------------
Service fees                          5,912       5%           5,653       12,532       7%           11,686
Percentage of total revenues            70%                      53%          73%                       57%
------------------------------     ------------------------------------------------------------------------

    License fees. The Company's license fees are derived from licensing the Company's application products and development tools. The Company establishes its licensing fees using a tiered pricing approach based on the number of concurrent servers and users. Source code licenses are available at an additional cost. License fees revenue decreased for the three month and six month periods ended June 30, 1997 compared to the same respective periods in 1996 due to lower application and tool sales. Lower sales in part were a result of the first quarter 1997 restructuring of the Company's direct sales force and sales management, and the Company's continued efforts during the second quarter 1997 to increase the number and caliber of its direct and indirect sales force. Given that the typical application sales cycle is at least four to six months long, it will most likely be late 1997 before the Company will see what effect, if any, of the increased sales force on its license sales. However, there can be no assurance that the Company can achieve such increase in sales or that the restructuring, changes and increases in the Company's direct and indirect sales force will result in increased license revenue. In addition, second quarter 1996 license revenue included a single $2,000 OEM license fee, which was substantially larger than the Company's typical license transaction size.

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

   Sales of the Company's development tools decreased $926 in the first half of 1997 compared to the same period in 1996 due to increased competition in the software development tools market. Additionally, the Company has decreased the amount of emphasis on marketing and selling its development tools on a stand alone basis as compared to marketing and selling its application products. Also, during the first six months of 1997, the Company has experienced the continued effects of the second quarter 1996 release of Powersoft Corporation's PowerBuilder version 5.0 software which negatively impacted revenues associated with one of the Company's software development tools. Although the Company released the new version of its class library development tool, the Company believes this negative impact is expected to continue on its tools sales.

   Technology resales. Technology resales are derived from licensing complementary client/server and internet development tools developed by other independent software vendors. Technology resales and related services are more susceptible to change based on the price for such products and services than the Company's application license fees and related services. Technology resales revenue decreased for the three and six month periods ended June 30, 1997 compared to the same periods in 1996 due to the Company's increased focus on sales of its own application products and development tools and increased market competition for technology resale products. The Company believes 1997 technology resales revenue will be less than such revenue in the corresponding periods in 1996.

   Service fees. The Company's service fees consist of revenue from consulting, education and maintenance services. Consulting services are primarily provided on a time and materials basis; education services are generally priced on a per student basis; and annual maintenance fees are based on a percentage of the related license fees. Service fees revenue increased 5% and 7% for the three and six month periods ended June 30, 1997, respectively, compared to the same periods in 1996 because of the increase in the number of consulting personnel, increase in the realized consulting hourly rates and the additional maintenance revenue provided by the Company's product licensing activities.

COSTS AND EXPENSES

   The following table sets forth, for the periods indicated, certain financial data regarding the Company's costs associated with its license fees, technology resales and services:

COST OF REVENUES:                 THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                  ---------------------------           -------------------------
                                 1997        CHANGE     1996         1997           CHANGE      1996
--------------------------     ------------------------------------------------------------------------
Cost of licenses               $    472       29%      $    366      $    784        32%       $    596
Gross profit percentage             76%                     91%           79%                       91%
--------------------------     ------------------------------------------------------------------------
Cost of technology resales          397      (62%)        1,054           749       (51%)         1,514
Gross profit percentage             20%                     13%           23%                       21%
--------------------------     ------------------------------------------------------------------------
Cost of services                  4,982       31%         3,807        10,062        37%          7,329
Gross profit percentage             16%                     33%           20%                       37%
--------------------------     ------------------------------------------------------------------------

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

   Cost of licenses. The cost of licenses consists primarily of production costs, royalties associated with a module of one of the Company's application products, and the amortization of intangible assets. Cost of licenses increased during the three and six month periods ended June 30, 1997 compared to the corresponding periods in 1996 due to increased royalties and production expenses incurred related to the new release of the Company's products.

   Cost of technology resales. The cost of technology resales consists primarily of costs associated with resales of complementary client/server and internet development tools developed by independent software vendors. The decrease in the three and six month periods ended June 30, 1997 cost of technology resales compared to the same periods in the prior year was due to decreased technology resales revenue. The three and six month periods ended June 30, 1997 gross profit margin on technology resales increased from the comparable periods in the prior year due to increased sales volume of higher margin technology resales.

   Cost of services. The costs of services consists primarily of compensation and travel costs associated with providing consulting, product support, technical services and education. The decrease in the gross profit margin of service fees for the three and six month periods ended June 30, 1997 compared to the same periods in 1996 resulted from higher costs associated with recruiting and training a more experienced, and thus more expensive consulting staff. Other factors that contributed to higher costs of services included higher than expected consultant turnover, lower utilization of the application consultants due to lower application license sales, slower redeployment of consultants from large projects that were completed, and increased unreimburseable travel expenses. The Company anticipates that the gross profit margin for 1997 quarterly services fees will continue to be less than such margin for the corresponding periods in 1996. The cost of services absolute dollars have increased for the three and six month periods ended
June 30, 1997 compared to the same periods in 1996 as a result of increased service fees revenue and increased service costs as described above.

   The following table sets forth, for the periods indicated, certain financial data regarding the Company's operating expenses:

OPERATING EXPENSES:                  THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                     ---------------------------            -------------------------
                                     1997       CHANGE       1996         1997         CHANGE       1996
------------------------------     ------------------------------------------------------------------------
General and administrative         $  1,544      19%       $  1,297      $  3,091       33%        $  2,327
Percentage of total revenues            18%                     12%           18%                       11%
------------------------------     ------------------------------------------------------------------------
Sales and marketing                   2,653       7%          2,490         5,190        6%           4,900
Percentage of total revenues            32%                     23%           30%                       24%
------------------------------     ------------------------------------------------------------------------
Research and development              1,620     (13%)         1,858         3,062       (5%)          3,213
Percentage of total revenues            19%                     17%           18%                       16%
------------------------------     ------------------------------------------------------------------------


   General and administrative ("G&A"). G&A expenses include compensation, communications, accounting, human resources, legal and related facilities expenses. The increase in the G&A expenses for the three and six month periods ended June 30, 1997 as compared to the same periods in the prior

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

year was due to expansion of the Company's administrative staff to support its operations, increased provision for bad debts and increased accounting and legal expenses associated with being a public company and certain other matters. These increased costs as well as lower revenues for the three and six month periods ended June 30, 1997 compared to the same periods in 1996 caused G&A expenses as a percent of revenue to increase for the three and six month periods ended June 30, 1997 compared to the corresponding periods in 1996.

   Sales and marketing. Sales and marketing expenses primarily consists of compensation paid to sales and marketing personnel, costs of marketing, direct mail and telemarketing activities, costs of public relations, trade shows and conferences, and related communications costs. The increase in sales and marketing expenses for the three and six month periods ended June 30, 1997 compared to the same periods in 1996 was attributable to the Company's investment in its direct and indirect sales force (including the establishment of the Company's Business Development Group and Technology Deployment Group), its opening of an international office in Amsterdam, and increased marketing expenses for the Company's products and services, and expected sales force turnover. During the second quarter of 1997, the Company continued its rebuilding of the Company's direct sales force personnel. During third and fourth quarter of 1997, the Company will continue to focus upon its
distribution channel by increasing  its direct and indirect sales force.   The
Company will also continue to invest in implementing its marketing and product strategies. The Company expects its sales and marketing expenses may continue to increase both in dollar amounts and percentage of total revenues in the future due to these increased investments.

   Research and development ("R&D"). R&D costs consist primarily of compensation and related facilities and equipment costs associated with developing, maintaining and enhancing the Company's application products and development tools. Since inception, the Company has not capitalized any internal R&D costs as it has considered costs incurred to be insignificant during the period between the point in time that technological feasibility is established and that a product is released to market. R&D costs decreased during the three and six month periods ended June 30, 1997 compared to the same periods in 1996 primarily due to the temporary assignment of consulting personnel to R&D positions to facilitate new version releases of its application products during second fiscal quarter in 1996. The Company plans to continue to make significant investments in R&D and during the first quarter of 1997 hired an experienced industry executive to manage the R&D organization. R&D costs are higher as a percent of revenue for the three and six month periods ended June 30, 1997 compared to the same periods in 1996 as a result of lower total revenues for the three and six month periods ending June 30, 1997 compared to the same periods in the prior year.

  In-process R&D. Effective January 1, 1996, the Company completed the strategic acquisition of substantially all of the net assets of Visual Systems Development Group of Michigan, Inc. The acquisition resulted in the issuance of 110,000 shares of the Company's common stock and was accounted for as a purchase transaction. The allocation of the purchase price of $935 included an allocation of $100 to in-process R&D, which is reflected as a one-time charge in the Company's first quarter 1996 operating results.

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

   Income taxes. The Company recorded income tax expense at an estimated 38% rate for the three and six months ended June 30, 1996 and the first fiscal quarter of 1997. For the second fiscal quarter of 1997, the Company recorded a tax benefit of $1,200 at an estimated 38% tax rate on the 1997 second quarter loss which was offset by an increase in the tax asset valuation allowance of an equal amount. At June 30, 1997, the Company has recorded a net deferred tax asset totaling $2,544. The Company believes that it is more likely than not, pursuant to the provisions of FASB Statement 109, that it will generate future taxable income sufficient to recover this deferred tax asset. The ability to generate such future taxable income will be contingent, in part, on the Company's successful implementation of actions taken to increase product license sales as discussed elsewhere in this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

   The following table sets forth, for the periods indicated, certain financial data regarding the Company's working capital balances, cash and cash equivalents, cash used in operating activities, cash used in investing activities, and cash provided by financing activities:

                                                                AS OF AND FOR THE
                                                            SIX MONTHS ENDED JUNE 30,
                                                            -------------------------
                                                        1997          CHANGE         1996
                                                     -----------------------------------------
         Working capital                             $    16,830      (41%)         $   28,327
         Cash and cash equivalents                        11,231      (45%)             20,318
         Cash used in operating activities                (3,018)     (90%)             (1,589)
         Cash used in investing activities                  (440)      50%                (881)
         Cash provided by financing activities                52        *               22,787

         (*) Not meaningful

   Working capital and cash and cash equivalents, decreased, and cash used in operating activities increased, as of June 30, 1997 compared to June 30, 1996 due to increased operating costs and decreased revenues as previously discussed.

   The Company's cash provided by financing activities was lower for the six months ended June 30, 1997 compared to 1996 due to the Company's completion of its initial public offering of its common stock on March 1, 1996.

  At June 30, 1997, the Company's primary source of liquidity consisted of its cash and cash equivalents balance of $11,231 and its short-term accounts receivable balance of $10,372. In addition, on October 31, 1996, the Company obtained an unsecured $5,000 line of credit with a commercial bank for working capital and other purposes. The interest rate on the line of credit is equal to LIBOR plus 150 or 200 basis points, based on the Company's tangible net worth. The line of credit requires the Company to maintain certain financial ratios. As of June 30, 1997, no balance was outstanding under the line of credit. The Company's line of credit currently matures on April 30, 1998, and the Company is currently in discussions with the lender to extend this maturity date.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

   During 1997, the Financial Accounting Standards Board ("FASB") has issued certain statements of Financial Accounting Standards ("Statements") which are pending implementation by the Company. They are as follows:

   Statement 128 - Earnings Per Share. Statement 128 supersedes APB Opinion No. 15, Earnings Per Share and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly-held common stock. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior-period EPS data presented shall be restated to conform with Statement 128. As the Statement addresses the computation of EPS only, there will be no impact on earnings from the adoption of this Standard.

   Statement 130 - Reporting Comprehensive Income. Statement 130 establishes standards for reporting comprehensive income. The standard defines comprehensive income as the change in equity of an enterprise except those resulting from shareholder transactions. All components of comprehensive income are required to be reported in a new financial statement that is displayed with equal prominence as existing financial statements. The Company will be required to adopt this standard January 1, 1998. As the Statement addresses reporting and presentation issues only, there will be no impact on earnings from the adoption of this Standard.

   Statement 131 - Disclosures about Segments of an Enterprise and Related Information. Statement 131 establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will be required to adopt this standard for financial statements for the fiscal year ended December 31, 1998. As the standard addresses reporting and disclosure issues only, there will be no impact on earnings from adoption of this standard.

                             POWERCERV CORPORATION



                             REVIEW BY INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

   The Company's independent certified public accountants have made a limited review of the Condensed Consolidated Financial Statements (included in Part I/Item 1 herein) in accordance with standards established by the American Institute of Certified Public Accountants. The Accountants' Report is presented on page 17 of this report.

                              ACCOUNTANTS' REPORT



The Board of Directors
PowerCerv Corporation

We have reviewed the condensed consolidated balance sheet of PowerCerv Corporation and subsidiary as of June 30, 1997, the related condensed consolidated statements of operations, and cash flows for both the three and six month periods ended June 30, 1997 and 1996, as included in Part I/Item 1 of this quarterly report on Form 10-Q. These condensed consolidated financial statements are the responsibility of the Company's management.

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



                                    /s/ KPMG Peat Marwick LLP
                                    KPMG PEAT MARWICK LLP

Tampa, Florida
July 21, 1997, except with respect to Note D, which is as of July 24, 1997.

                             POWERCERV CORPORATION

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   Since 1995, the Company has provided computer software and a significant amount of consulting services to Crown Paper Co. ("Crown"). Crown paid the Company for the software and had been paying for the services rendered. In April of this year, Crown disputed the remaining money owed the Company. Discussions between the Company and Crown on resolving this matter were not productive. Crown filed a complaint against the Company on June 24, 1997 in the United States District Court for the Nortern District of California (the "California Action"). The complaint alleges breach of contract and certain warranties and covenants, as well as claims for fraud and deceit, negligent misrepresentation and unfair competition under a California statute. Certain computer software and consulting services provided by the Company to the Plaintiff are the subject matter of the California Action. Crown seeks approximately $4.3 million in compensatory damages, punitive damages of an unspecified amount and other relief. On June 25, 1997, the Company filed a complaint against Crown in the Thirteenth Judicial Circuit, Hillsborough County, Florida, Civil Division (the "Florida Action"), relating to the failure of Crown to pay the Company approximately $1.1 million that is owed for part of the services that are the subject of the California Action. Crown removed the Florida Action to the United States District Court for the Middle District of Florida. Crown filed a response to this complaint, as well as a motion to transfer the Florida Action to federal court in California. The Company filed a motion in the California Action to transfer the action to the United States District Court for the Middle District of Florida. The Company also filed a motion to dismiss certain claims in the California Action and strike certain allegations contained in the California Action. Crown has informed the Company that it intends to file an amended complaint in the California Action. The Company intends to vigorously defend the California Action and to aggressively prosecute the Florida Action.

   A complaint was filed on July 24, 1997 in the United States District Court for the Middle District of Florida, captioned J. Conrad Lifsey vs. Harold R. Ross, Gerald R. Wicker, Marc J. Fratello, Roy E. Crippen, III, Donald B. Hebb, Jr., Thomas S. Roberts, PowerCerv Corporation, Alex Brown & Sons, Inc., Robertson, Stephens & Company, ABS Capital Partners, L.P., Summit investors II, L.P., and Summit Ventures III, L.P. The Company has not yet been served, but has seen a copy of the complaint. The complaint purports to be a class action on behalf of those persons who purchased shares of the Company's common stock from March 1, 1996 (the date of the Company's initial public stock offering) through July 24, 1996. The complaint alleges, among other things, that the defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Company's initial public offering of stock and in its subsequent securities filings, press releases and other public statements. The plaintiff seeks damages of an unspecified amount, rescission of certain securities sales and certain other remedies. If served with the complaint, the Company intends to contest the suit vigorously.

                             POWERCERV CORPORATION

                          PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      15.1    Accountants' Letter regarding Unaudited Interim Financial
              Information.

      27.1    Financial Data Schedule (for SEC use only).

(b)   Reports on Form 8-K

      None.

                             POWERCERV CORPORATION

                                   FORM 10-Q

                 (for the quarterly period ended June 30, 1997)


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 1997

                             PowerCerv Corporation



                             /s/ Harold R. Ross
                             ---------------------------------
                             Harold R. Ross,
                             Chief Executive Officer



                             /s/ Karen Jaderborg
                             ---------------------------------
                             Karen Jaderborg,
                             Chief Accounting Officer