Form 10-Q
period 1997-09-30
POWERCERV CORP
filed 1997-11-14
CIK 1005758

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-Q

              x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            ----
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            ----     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to ______________




                            -------------------------

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

As of November 3, 1997, there were 13,796,767 shares of the registrant's common stock, $.001 par value, outstanding.


================================================================================

                             POWERCERV CORPORATION
                                   FORM 10-Q



                                    Contents


PART I. FINANCIAL INFORMATION                                           PAGE

Item 1. Financial Statements

  Condensed Consolidated Balance Sheets
   as of September 30, 1997 (unaudited)
   and December 31, 1996 ..........................................       2

  Condensed Consolidated Statements of
   Operations for the Three Months Ended
   September 30, 1997 and 1996 (unaudited)
   and Nine Months Ended September 30, 1997
   and 1996 (unaudited) ...........................................       3

  Condensed Consolidated Statements of Cash
   Flows for the Nine Months Ended
   September 30, 1997 and 1996 (unaudited) ........................       4

  Notes to Condensed Consolidated Financial
   Statements (unaudited) .........................................       5

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations ...................       7

Accountants' Review Report ........................................      18



PART II.  OTHER INFORMATION

Item 1. Legal Proceedings .........................................      19

Item 6. Exhibits and Reports on Form 8-K ..........................      21



Signatures ........................................................      22


ADAPTlications and INTERGY are registered trademarks of the registrant and the PowerCerv logo, PowerTOOL, PADLock, FLOWBuilder, AppSync and PFCtool are trademarks of the registrant. All other trademarks and company names mentioned are the property of their respective owners.

PART I  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                             POWERCERV CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                               SEPTEMBER 30,         DECEMBER 31,
                                                                   1997                 1996
                                                               -----------           -----------
                                                                (UNAUDITED)
ASSETS
Current assets:
 cash and cash equivalents                                         $ 9,313               $14,637
 Accounts receivable, net of allowance of $730 and
  $550, respectively                                                10,339                11,475
Other current assets                                                   661                   666
                                                                   -------               -------

   Total current assets                                             20,313                26,778

Property and equipment, net                                          2,863                 3,111
Intangible assets, net                                               2,540                 3,243
Investment in third party                                            1,500                 1,500
Deferred tax asset                                                       -                 1,658
Deposits and other assets                                               72                    61
                                                                   -------               -------

   Total assets                                                    $27,288               $36,351
                                                                   =======               =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $ 1,311               $ 1,071
  Accrued expenses                                                   2,176                 1,755
  Deferred revenue                                                   2,238                 2,333
                                                                   -------               -------
   Total current liabilities                                         5,725                 5,159

Common stock with redemption rights                                    200                   200
Shareholders' equity                                                21,363                30,992
                                                                   -------               -------

   Total liabilities and shareholders' equity                      $27,288               $36,351
                                                                   =======               =======



See accompanying review report of KPMG Peat Marwick LLP and notes to condensed consolidated financial statements.

POWERCERV CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                         -----------------------       -----------------------
                                            1997          1996           1997           1996
                                         --------       --------       --------       --------
Revenues:
  License fees                           $  2,027       $  1,659       $  5,693       $  8,595
  Technology resales                          563            491          1,535          2,418
  Service fees                              6,169          5,168         18,701         16,854
                                         --------       --------       --------       --------

    Total revenues                          8,759          7,318         25,929         27,867
                                         --------       --------       --------       --------
Costs and expenses:
  Cost of licenses                            402            420          1,186          1,016
  Cost of technology resales                  447            434          1,196          1,948
  Cost of services                          4,727          4,080         14,789         11,409
  General and administrative                1,421          1,413          4,512          3,740
  Sales and marketing                       3,027          2,909          8,217          7,809
  Research and development                  1,423          2,045          4,485          5,258
  In-process research & development            --             --             --            100
                                         --------       --------       --------       --------

    Total costs and expenses               11,447         11,301         34,385         31,280
                                         --------       --------       --------       --------

    Operating loss                         (2,688)        (3,983)        (8,456)        (3,413)

Interest income, net                          127            262            465            459
                                         --------       --------       --------       --------

    Loss before income taxes               (2,561)        (3,721)        (7,991)        (2,954)

Income tax expense (benefit)                2,577         (1,411)         1,691         (1,118)
                                         --------       --------       --------       --------

    Net loss                             $ (5,138)      $ (2,310)      $ (9,682)      $ (1,836)
                                         ========       ========       ========       ========

Loss per share                           $  (0.37)      $  (0.17)      $  (0.70)      $  (0.15)
                                         ========       ========       ========       ========

Shares used in computing net
  loss per share                           13,847         13,827         13,845         12,652
                                         ========       ========       ========       ========

See accompanying review report of KPMG Peat Marwick LLP and notes to condensed consolidated financial statements.

                             POWERCERV CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)




                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                         -----------------------
                                                            1997          1996
                                                         ----------    ---------
Cash flows from operating activities:
 Net loss                                                 $ (9,682)    $ (1,836)
 Adjustments to reconcile net loss to net cash
    used in operations:
  Depreciation and amortization                              1,567        1,129
  Deferred income taxes                                      1,658         (182)
  Deferred revenue                                             (95)         512
  Changes in assets and liabilities
   (net of effect of
   acquisition during 1996)                                  1,776       (4,256)
                                                          --------     --------
Net cash used in operating activities                       (4,776)      (4,633)
                                                          --------     --------
Cash flows from investing activities:
 Purchases of property and equipment, net                     (600)      (1,363)
 Acquisition of net assets, net of cash received                --         (126)
                                                          --------     --------
      Net cash used in investing activities                   (600)      (1,489)
                                                          --------     --------
Cash flows from financing activities:
 Net proceeds from issuance of common stock                     52       43,451
 Net repayments on lines of credit                              --       (3,618)
 Repayments of notes payable                                    --      (11,541)
 Redemption of preferred stock                                  --       (5,500)
                                                          --------     --------
      Net cash provided by financing activities                 52       22,792
                                                          --------     --------

Net increase (decrease) in cash and cash equivalents        (5,324)      16,670
Cash and cash equivalents, beginning of period              14,637            1
                                                          --------     --------
Cash and cash equivalents, end of period                  $  9,313     $ 16,671
                                                          ========     ========

See accompanying review report of KPMG Peat Marwick LLP and notes to condensed consolidated financial statements.

                             POWERCERV CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A. BASIS OF PRESENTATION

     The condensed consolidated balance sheet of PowerCerv Corporation and its subsidiary (collectively, the "Company") as of September 30, 1997 and the condensed consolidated statements of operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include normal recurring adjustments and a non-recurring adjustment to increase the deferred income tax asset valuation allowance as discussed in Note E) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1996 has been derived from the Company's audited consolidated financial statements at that date.

     Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission (the "SEC") rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's 1996 Annual Report on Form 10-K filed with the SEC on March 28, 1997.

     The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

B. LOSS PER SHARE

     Loss per share is computed using the weighted average number of shares of common stock outstanding and dilutive common stock equivalent shares. During the three and nine months ended September 30, 1997, all common stock equivalents were anti-dilutive due to the net losses sustained by the Company during those periods. Pursuant to the rules of the SEC, common stock and common stock equivalent shares issued during the twelve-month period prior to the Company's initial public offering on March 1, 1996 have been assumed to be outstanding for the period January 1, 1996 to March 31, 1996 that is included in the nine month period ended September 30, 1996.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued FASB Statement of Financial Accounting Standard No. 128 Earnings Per Share.
The matter is discussed in "Recently Issued Accounting Pronouncements" elsewhere in this Report on Form 10-Q.

C.  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                            (DOLLARS IN THOUSANDS)

                        SEPTEMBER 30,     DECEMBER 31,
                            1997              1996
                        ------------      ------------
         Compensation     $1,182             $1,268
         Sales tax           187                182
         Royalty             236                 46
         Other               571                259
                          ------             ------
                          $2,176             $1,755
                          ======             ======

                             POWERCERV CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

D.  CONTINGENCIES

     Since 1995, the Company has provided computer software and a significant amount of consulting services to Crown Paper Co. ("Crown"). Crown paid the Company for the software and had been paying for the services rendered. In April of this year, Crown disputed the remaining money owed the Company. Discussions between the Company and Crown on resolving this matter were not productive. Crown filed a complaint against the Company on June 24, 1997 in the United States District Court for the Northern District of California (the "California Action"). The complaint alleges breach of contract and certain warranties and covenants, as well as claims for fraud and deceit, negligent misrepresentation and unfair competition under a California statute. Certain computer software and consulting services provided by the Company to the plaintiff are the subject matter of the California Action. Crown seeks approximately $4.3 million in compensatory damages, punitive damages of an unspecified amount and other relief. On June 25, 1997, the Company filed a complaint against Crown in the Thirteenth Judicial Circuit, Hillsborough County, Florida, Civil Division (the "Florida Action"), relating to the failure of Crown to pay the Company approximately $1.1 million that is owed for part of the services that are the subject of the California Action. Crown removed the Florida Action to the United States District Court for the Middle District of Florida. Crown filed a response to this complaint, as well as a motion to transfer the Florida Action to federal court in California. The Company filed a motion in the California Action to transfer the action to the United States District Court for the Middle District of Florida. The Company also filed a motion to dismiss certain claims in the California Action and strike certain allegations contained in the California Action. On August 29, 1997, Crown filed an amended complaint in the California Action. In response, the Company filed a motion to dismiss certain claims and strike certain allegations in the California Action. The parties have agreed to mediate the California Action and the Florida Action. If the mediation does not resolve these actions, the Company intends to vigorously defend the California Action, and to aggressively prosecute the Florida Action.

     A complaint was filed on July 24, 1997 in the United States District Court for the Middle District of Florida, captioned J. Conrad Lifsey vs. Harold R. Ross, Gerald R. Wicker, Marc J. Fratello, Roy E. Crippen, III, Donald B. Hebb, Jr., Thomas S. Roberts, PowerCerv Corporation, Alex Brown & Sons, Inc., Robertson, Stephens & Company, ABS Capital Partners, L.P., Summit Investors II, L.P., and Summit Ventures III, L.P. The complaint purports to be a class action on behalf of those persons who purchased shares of the Company's common stock from March 1, 1996 (the date of the Company's initial public stock offering) through July 24, 1996. The complaint alleges, among other things, that the defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Company's initial public offering of stock and in its subsequent securities filings, press releases and other public statements. The plaintiff seeks damages of an unspecified amount, rescission of certain securities sales and certain other remedies. The defendants deny any wrongdoing and intend to contest the suit vigorously.

     A complaint was filed on August 29, 1997 in the United States District Court for the Northern District of Ohio, captioned Automated Packaging Systems, Inc. vs. PowerCerv Corporation. The plaintiff is seeking a declaratory judgment with respect to its rights under two contracts between it and the Company. The complaint also alleges breach of contract, breach of certain warranties, and fraudulent inducement. The plaintiff seeks compensatory damages in excess of $75,000 related to the approximate $760,000 previously paid to the Company for licenses and services, punitive damages in excess of $1 million, and other relief. The Company has claims against the plaintiff including its failure to pay outstanding invoices of approximately $420,000. The Company denies the allegations of the complaint and intends to vigorously defend this action, and raise appropriate counterclaims against the plaintiff.

E.  INCOME TAXES

     The Company increased its deferred income tax asset valuation allowance by approximately $3,500 and $4,700 for the three and nine months ended September 30, 1997, respectively, to offset the tax benefits recorded in the respective periods and reduce the deferred tax asset balance to zero at September 30, 1997. The decision to fully reserve the deferred income tax asset was primarily the result of the Company's continued losses from operations.

                             POWERCERV CORPORATION

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)



OVERVIEW

     PowerCerv Corporation's mission is to build and deliver open, adaptable client/server solutions that provide mid-tier organizations a sustainable competitive advantage. The products and services of PowerCerv Corporation and its wholly-owned subsidiary, PowerCerv Technologies Corporation (collectively, the "Company" or "PowerCerv") assist the Company's customers in successfully designing, developing, deploying and maintaining adaptable solutions for their specific needs, whether those needs are best met by buying pre-written applications, building custom applications from scratch or combining elements of both approaches. The Company not only provides software development tools to customers designing their own applications, but also provides application products that can be adapted to the customer's specific requirements. In addition, the Company provides consulting and education services to assist customers in designing and deploying an optimal solution for their business problems. The Company also provides third party technology resale products to complement the Company's products and services offerings. PowerCerv's software development tools and application products are based on the technology foundation of widely-used products provided by vendors such as Microsoft Corporation, Powersoft Corporation, Sybase, Inc., and Oracle Corporation, and utilize an open architecture enabling their implementation with multiple databases, multiple operating systems, and integration with other industry standard applications.

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

     The Company's revenues consist primarily of software license fees, resales of software products developed by other independent software vendors ("technology resales") and fees for services, including consulting, education and maintenance. For the quarter ended September 30, 1997, service fees remain the Company's largest single revenue source, although the Company's strategy is to seek to increase revenue generated by licensing its products as a percentage of total revenue.

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


     The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP 91-1), Software Revenue Recognition. Software license fees are recognized upon shipment to the customer if collection is probable and the remaining Company obligations are insignificant. The Company provides for potential product returns and allowances at the time of shipment. Historically, product returns and allowances have been immaterial. Technology resales are recognized at the time of product shipments. Consulting and education services fees are recognized as those services are performed. Revenue for maintenance services is recognized ratably over the term of the support period. Unrecognized amounts are recorded as deferred revenue.

     On October 27, 1997, the American Institute of Certified Public
Accountants issued AICPA Statement of Position 97-2 Software Revenue
Recognition ("SOP 97-2") which supercedes SOP 91-1. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. During the fourth quarter of 1997, the Company will be reviewing the SOP 97-2 to determine what impact, if any, it will have on the Company's revenue recognition policies.

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

     The Company's strategy is to seek to expand its offering of higher margin application license sales and increase license sales as a percentage of total revenue. To assist in achieving this strategy, the Company continues to focus on increasing the number and caliber of the professionals of its direct sales force. Given that the typical application sales cycle is at least four to nine months long, there is a corresponding lag before the Company will see what effect, if any, of the increased sales force on its license sales. However, there can be no assurance that the Company can achieve such increase in sales. Implementation of the Company's strategy to expand the license sales has in the past, and may in the future, cause the Company's quarterly results to fluctuate. In addition, the Company has built and intends to continue to build an expense infrastructure that assumes this strategy will succeed. Therefore, the failure of the Company to timely achieve this strategy could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     One of the Company's objectives, as identified in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1997, relates to its seeking to offer to the mid-tier market (companies having annual revenue between $50 million and $750 million) a full suite of integrated, adaptable client/server applications, which the Company refers to as its Customer Lifecycle Management (CLM) Solution. This full suite of products includes Sales Force Automation, Customer

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


Support, Financials, Distribution and Manufacturing. In early November 1997, the Company released version 7.0 of its CLM Solution. Management of the Company believes this release enhances its prior product offering. The Company believes that its CLM Solution, including this recent version 7.0 release, is a competitive advantage. In its Form 10-K, the Company indicated that it knew of no other application software provider that offered a full CLM Solution from a single source. In recent months, however, at least three other software firms have announced their acquisition or partnership with other software application vendors to achieve this business strategy. Similarly, other firms have announced their intentions to focus on the mid-tier market. There can be no assurance that the market will accept the Company's business strategy and its new version 7.0 release, or if it does, that the Company will be able to successfully compete against other firms also implementing this strategy, and/or focusing on the mid-tier market, many of which have longer operating histories and greater financial, technical, sales, marketing and other resources, as well as greater name recognition, larger installed customer bases, and greater market acceptance of their products and technologies than the Company.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data regarding the Company's revenues derived from license fees, technology resales and service fees:

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)



REVENUES                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                     SEPTEMBER 30,               SEPTEMBER 30,
                              --------------------------  ---------------------------
                               1997    CHANGE     1996      1997    CHANGE     1996
                              -------------------------------------------------------
-------------------------------------------------------------------------------------
License fees                  $2,027     22%     $1,659   $ 5,693    (34%)   $ 8,595
Percentage of total revenues      23%                23%       22%                31%
----------------------------  -------------------------------------------------------
Technology resales               563     15%        491     1,535    (37%)     2,418
Percentage of total revenues       6%                 7%        6%                 9%
----------------------------  -------------------------------------------------------
Service fees                   6,169     19%      5,168    18,701     11%     16,854
Percentage of total revenues      71%                70%       72%                60%
----------------------------  -------------------------------------------------------

     License fees. The Company's license fees are derived from licensing the Company's application products and development tools. The Company establishes its licensing fees using a tiered pricing approach based on the number of concurrent servers and users. Source code licenses are available at an additional cost. License fees revenue increased for the three month period ended September 30, 1997 compared to the same period in 1996 due to an increased number of license transactions. License fees revenue decreased for the nine month period ended September 30, 1997 compared to the same period in 1996 due to lower product application and development tools sales. Lower sales in part were a result of the first quarter of 1997 restructuring of the Company's direct sales force and sales management, and the Company's continuing efforts to increase the number and caliber of its direct sales force. Given that the typical application sales cycle is at least four to nine months long, there is a corresponding lag before the Company will see what effect, if any, of the increased sales force on its license sales. However, there can be no assurance that the Company can achieve such increase in sales or that the restructuring, changes and increases in the Company's direct sales force will result in increased license revenue. In addition, second quarter of 1996 license revenue included a single $2,000 OEM license fee, which was substantially larger than the Company's typical license transaction size. Sales of the Company's development tools decreased $155 and $1,081 in the three month and nine month periods of 1997, respectively, compared to the same period in 1996 due to increased competition in the software development tools market. Additionally, the Company has decreased the amount of emphasis on marketing and selling its development tools on a stand-alone basis as compared to marketing and selling its application products. Also, during the first nine months of 1997, the Company has experienced the continued effects of the second quarter 1996 release of Powersoft Corporation's PowerBuilder version 5.0 software which negatively impacted revenues associated with one of the Company's software development tools. Although the Company released the new version of its class library development tool in the first quarter of 1997, the Company believes this negative impact is expected to continue on its tools sales.

     Technology resales. Technology resales are derived from licensing complementary client/server and internet development tools developed by other independent software vendors. Technology resales and related services are more susceptible to change based on the price for such products and services than the Company's application license fees and related services. Technology resales revenue increased for the three month period ended September 30, 1997 compared to the three month period ended September 30, 1996 primarily due to additional technology resale products included in the Company's offering and greater technology resale contributions from the Company's corporate sales organization. Technology resales revenue decreased for the

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


nine month period ended September 30, 1997 compared to the same period in 1996 due to the Company's increased focus on sales of its own application products and development tools and increased market competition for technology resale products.

     Service fees. The Company's service fees consist of revenue from consulting, education and maintenance services. Consulting services are primarily provided on a time and materials basis; education services are generally priced on a per student basis; and annual maintenance fees are based on a percentage of the related license fees. Service fees revenue increased 19% and 11% for the three and nine month periods ended September 30, 1997, respectively, compared to the same periods in 1996 because of the increase in the realized consulting hourly rates, increase in education revenue and the additional maintenance revenue provided by the Company's product licensing activities.

COSTS AND EXPENSES

     The following table sets forth, for the periods indicated, certain financial data regarding the Company's costs associated with its license fees, technology resales and services:


COST OF REVENUES:              THREE MONTHS ENDED          NINE MONTHS ENDED
                                  SEPTEMBER 30,               SEPTEMBER 30,
                            ------------------------  -------------------------
                             1997    CHANGE   1996      1997    CHANGE   1996
--------------------------  ---------------------------------------------------
Cost of licenses             $ 402    (4%)    $ 420   $ 1,186     17%   $ 1,016
Gross profit percentage         80%              75%       79%               88%
--------------------------  ---------------------------------------------------
Cost of technology resales     447     3%       434     1,196    (39%)    1,948
Gross profit percentage         21%              12%       22%               19%
--------------------------  ---------------------------------------------------
Cost of services             4,727    16%     4,080    14,789     30%    11,409
Gross profit percentage         23%              21%       21%               32%
--------------------------  ---------------------------------------------------

     Cost of licenses. The cost of licenses consists primarily of production costs, royalties associated with a module of one of the Company's application products, and the amortization of intangible assets. Cost of licenses decreased 4% for the three month period ended September 30, 1997 compared to the same period in 1996 due to higher production expenses incurred with respect to a September 1996 release of the Company's products. Cost of licenses increased 17% for the nine month period ended September 30, 1997 compared to the corresponding period in 1996 due to increased royalties and overall higher production expenses during the nine month period ended September 30, 1997 compared to the same period in 1996.

     Cost of technology resales. The cost of technology resales consists primarily of costs associated with resales of complementary client/server and internet development tools developed by independent software vendors. The decrease in the nine month period ended September 30, 1997 cost of technology resales compared to the same period in the prior year was due to decreased technology resales revenue. The three and nine month periods ended September 30, 1997 gross profit margin on technology resales increased from the comparable periods in the prior year due to increased sales volume of higher margin technology resale products.

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


     Cost of services. The cost of services consists primarily of compensation and travel costs associated with providing consulting, product support, technical services and education. The cost of services increased 16% for the three month period ended September 30, 1997 compared to the same period in 1996, and 30% for the nine month period ended September 30, 1997 compared to the same period in 1996, primarily due to increased number of personnel, compensation and related expenses, as further identified in this paragraph below. The increase in the gross profit margin of service fees for the three month period ended September 30, 1997 as compared to the same period in 1996 resulted from an increase in the realized consulting hourly rates, education revenue and maintenance revenue. These increases in revenue were partially mitigated by increased services expenses. The decrease in the gross profit margin of service fees for the nine month period ended September 30, 1997 compared to the same period in 1996 resulted from higher costs associated with recruiting and training a more experienced, and thus more expensive consulting staff. Other factors that contributed to higher costs of services included higher than expected consultant turnover, lower utilization of the application consultants due to lower application license sales, slower redeployment of consultants from large projects that were completed. The Company anticipates that the gross profit margin for 1997 quarterly services fees will continue to be less than such margin for the corresponding periods in 1996 and due to circumstances beyond the Company's control, including fewer number of actual billing days in the fourth quarter, the 1997 year-to-date gross profit margin may not be sustainable.

     The following table sets forth, for the periods indicated, certain financial data regarding the Company's operating expenses:


OPERATING EXPENSES:               THREE MONTHS ENDED           NINE MONTHS ENDED
                                    SEPTEMBER 30,                SEPTEMBER 30,
                              ---------------------------  --------------------------
                                1997    CHANGE     1996     1997    CHANGE     1996
----------------------------  -------------------------------------------------------
General and administrative     $1,421     1%      $1,413   $4,512     21%     $3,740
Percentage of total revenues       16%                19%      17%                13%
----------------------------  -------------------------------------------------------
Sales and marketing             3,027     4%       2,909    8,217      5%      7,809
Percentage of total revenues       35%                40%      32%                28%
----------------------------  -------------------------------------------------------
Research and development        1,423   (30%)      2,045    4,485    (15%)     5,258
Percentage of total revenues       16%                28%      17%                19%
----------------------------  -------------------------------------------------------

     General and administrative ("G&A"). G&A expenses include compensation, communications, accounting, human resources, legal and related facilities expenses. The increase in the G&A expenses for the nine month period ended September 30, 1997 as compared to the same period in the prior year was due to expansion of the Company's administrative staff to support its operations, increased provision for bad debts and increased accounting and legal expenses associated with being a public company and certain other matters. These increased costs as well as lower revenues for the nine month period ended September 30, 1997 compared to the same period in 1996 caused G&A expenses as a percentage of total revenue to increase for the nine month period ended September 30, 1997 compared to the corresponding period in 1996. G&A as a percentage of total revenues decreased for the three month period ended September 30, 1997 compared to the same period in 1996 as a result of higher revenue for the three month period ended September 30, 1997 compared to the same period in 1996.

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


     Sales and marketing. Sales and marketing expenses primarily consist of compensation paid to sales and marketing personnel, costs of marketing, direct mail and telemarketing activities, costs of public relations, trade shows and conferences, and related communications costs. The increase in sales and marketing expenses for the three and nine month periods ended September 30, 1997 compared to the same periods in 1996 was attributable to the Company's investment in its direct sales force (including the establishment of the Company's Business Development Group and Technology Deployment Group), its opening of an international office in Amsterdam, increased marketing expenses for the Company's products and services, and increased costs from expected sales force turnover. During the third quarter of 1997, the Company continued to increase the size of its direct sales force personnel. During the fourth quarter of 1997, the Company will continue to focus upon its distribution channel by increasing its direct sales force. The Company will also continue to invest in implementing its marketing and product strategies. The Company expects its sales and marketing expenses may continue to increase both in dollar amounts and percentage of total revenues in the future due to these increased investments.

     Research and development ("R&D"). R&D costs consist primarily of compensation and related facilities and equipment costs associated with developing, maintaining and enhancing the Company's application products and development tools. Since inception, the Company has not capitalized any internal R&D costs as the costs incurred during the period between the point in time that technological feasibility is established and that a product is released to the market have been insignificant. R&D costs decreased during the three and nine month periods ended September 30, 1997 compared to the same periods in 1996 primarily due to the temporary assignment of consulting personnel to R&D positions to facilitate new version releases of its application products during the second and third fiscal quarters in 1996. The Company plans to continue to make significant investments in R&D and during the first quarter of 1997 hired an experienced industry executive to manage the R&D organization. R&D costs have decreased as a percentage of total revenue for the nine month period ended September 30, 1997 compared to the same period in 1996 as a result of lower R&D expenses for the nine month period ending September 30, 1997 compared to the same period in the prior year even though total revenue for the period in 1997 is less than that in 1996. Lower R&D expenses as well as increased revenues for the three month period ended September 30, 1997 compared to the same period in 1996 caused R&D as a percentage of total revenues to decrease for the three month period ended September 30, 1997 compared to the same period in 1996.

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

     Income taxes. The Company recorded income tax benefit at an estimated 38% rate for the three and nine months ended September 30, 1996. For the three and nine month periods ended September 30, 1997, the Company increased the tax asset valuation allowance by approximately $3,500 and $4,700, respectively, which reduced the deferred tax asset balance to zero and offset any tax benefit recorded during the respective periods.

                            POWERCERV CORPORATION


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth, for the periods indicated, certain financial data regarding the Company's working capital balances, cash and cash equivalents, cash used in operating activities, cash used in investing activities, and cash provided by financing activities:

                                                 AS OF AND FOR THE
                                          NINE MONTHS ENDED SEPTEMBER 30,
                                       -------------------------------------
                                          1997        CHANGE        1996
                                       -----------  -----------  -----------
Working capital                           $14,588      (40%)        $24,440
Cash and cash equivalents                   9,313      (44%)         16,671
Cash used in operating activities          (4,776)      (3%)         (4,633)
Cash used in investing activities            (600)      60%          (1,489)
Cash provided by financing activities          52        *           22,792

(*) Not meaningful


     Working capital and cash and cash equivalents decreased, and cash used in operating activities increased, as of September 30, 1997 compared to September 30, 1996 due to increased operating costs and decreased revenues as previously discussed.

     The Company's cash provided by financing activities was lower for the nine months ended September 30, 1997 compared to 1996 due to the Company's completion of its initial public offering of its common stock on March 1, 1996.

     At September 30, 1997, the Company's primary source of liquidity consisted of its cash and cash equivalents balance of $9,313 and its short-term accounts receivable balance of $10,339. In addition, the Company has an unsecured $5,000 line of credit with a commercial bank for working capital and other purposes. The interest rate on the line of credit is equal to LIBOR plus 150 or 200 basis points, based on the Company's tangible net worth. The line of credit requires the Company to maintain certain financial ratios. As of September 30, 1997, no balance was outstanding under the line of credit. On October 22, 1997, the commercial bank extended the maturity date of the Company's line of credit to February 15, 1999.

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

     Statement 128 - Earnings Per Share. Statement 128 supersedes APB Opinion No. 15, Earnings Per Share and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly-held common stock. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior-period EPS data presented shall be restated to conform with Statement 128. As the Statement addresses the computation of EPS only, there will be no impact on earnings from its adoption.

     Statement 130 - Reporting Comprehensive Income. Statement 130 establishes standards for reporting comprehensive income. The Statement defines comprehensive income as the change in equity of an enterprise except those resulting from shareholder transactions. All components of comprehensive income are required to be reported in a new financial statement that is displayed with equal prominence as existing financial statements. The Company will be required to adopt this Statement January 1, 1998. As the Statement addresses reporting and presentation issues only, there will be no impact on earnings from its adoption.

     Statement 131 - Disclosures about Segments of an Enterprise and Related Information. Statement 131 establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will be required to adopt this Statement for financial statements for the fiscal year ended December 31, 1998. As the Statement addresses reporting and disclosure issues only, there will be no impact on earnings from its adoption of this Standard.

     On October 27, 1997, the American Institute of Certified Public Accountants issued AICPA Statement of Position 97-2 Software Revenue Recognition ("SOP 97-2") which supercedes SOP 91-1. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. During the fourth quarter of 1997, the Company will be reviewing the SOP 97-2 to determine what impact, if any, it will have on the Company's revenue recognition policies.

                             POWERCERV CORPORATION



                             REVIEW BY INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

     The Company's independent certified public accountants have made a limited review of the Condensed Consolidated Financial Statements (included in Part I/Item 1 herein) in accordance with standards established by the American Institute of Certified Public Accountants. The Accountants' Review Report is presented on page 18 of this report.

                          ACCOUNTANTS' REVIEW REPORT



The Board of Directors
PowerCerv Corporation

We have reviewed the condensed consolidated balance sheet of PowerCerv Corporation and subsidiary as of September 30, 1997, and the related condensed consolidated statements of operations for the three and nine months ended September 30, 1997 and 1996 and the related condensed consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996, as included in Part I/Item 1 of this quarterly report on Form 10-Q. These condensed consolidated financial statements are the responsibility of the Company's management.

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



                                /s/ KPMG Peat Marwick LLP


Tampa, Florida
October 17, 1997

POWERCERV CORPORATION

                          PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Since 1995, the Company has provided computer software and a significant amount of consulting services to Crown Paper Co. ("Crown"). Crown paid the Company for the software and had been paying for the services rendered. In April of this year, Crown disputed the remaining money owed the Company. Discussions between the Company and Crown on resolving this matter were not productive. Crown filed a complaint against the Company on June 24, 1997 in the United States District Court for the Northern District of California (the "California Action"). The complaint alleges breach of contract and certain warranties and covenants, as well as claims for fraud and deceit, negligent misrepresentation and unfair competition under a California statute. Certain computer software and consulting services provided by the Company to the plaintiff are the subject matter of the California Action. Crown seeks approximately $4.3 million in compensatory damages, punitive damages of an unspecified amount and other relief. On June 25, 1997, the Company filed a complaint against Crown in the Thirteenth Judicial Circuit, Hillsborough County, Florida, Civil Division (the "Florida Action"), relating to the failure of Crown to pay the Company approximately $1.1 million that is owed for part of the services that are the subject of the California Action. Crown removed the Florida Action to the United States District Court for the Middle District of Florida. Crown filed a response to this complaint, as well as a motion to transfer the Florida Action to federal court in California. The Company filed a motion in the California Action to transfer the action to the United States District Court for the Middle District of Florida. The Company also filed a motion to dismiss certain claims in the California Action and strike certain allegations contained in the California Action. On August 29, 1997, Crown filed an amended complaint in the California Action. In response, the Company filed a motion to dismiss certain claims and strike certain allegations in the California action. The parties have agreed to mediate the California Action and the Florida Action. If the mediation does not resolve these actions, the Company intends to vigorously defend the California Action, and to aggressively prosecute the Florida Action.

     A complaint was filed on July 24, 1997 in the United States District Court for the Middle District of Florida, captioned J. Conrad Lifsey vs. Harold R. Ross, Gerald R. Wicker, Marc J. Fratello, Roy E. Crippen, III, Donald B. Hebb, Jr., Thomas S. Roberts, PowerCerv Corporation, Alex Brown & Sons, Inc., Robertson, Stephens & Company, ABS Capital Partners, L.P., Summit Investors II, L.P., and Summit Ventures III, L.P. The complaint purports to be a class action on behalf of those persons who purchased shares of the Company's common stock from March 1, 1996 (the date of the Company's initial public stock offering) through July 24, 1996. The complaint alleges, among other things, that the defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Company's initial public offering of stock and in its subsequent securities filings, press releases and other public statements. The plaintiff seeks damages of an unspecified amount, rescission of certain securities sales and certain other remedies. The defendants deny any wrongdoing and intend to contest the suit vigorously.

     A complaint was filed on August 29, 1997 in the United States District Court for the Northern District of Ohio, captioned Automated Packaging Systems, Inc. vs. PowerCerv Corporation. The plaintiff is seeking a declaratory judgment with respect to its rights under two contracts between it and the Company. The complaint also alleges breach of contract, breach of certain warranties, and fraudulent inducement. The plaintiff seeks compensatory damages in excess of $75,000 related to the approximate $760,000 previously paid to the Company for licenses and services, punitive damages in excess of $1 million, and other relief. The Company has claims against the plaintiff including its failure to pay outstanding invoices of approximately $420,000. The Company denies the allegations of the complaint and intends to vigorously defend this action, and raise appropriate counterclaims against the plaintiff.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         15.1     Accountants' letter regarding unaudited interim financial
                  Information.

         27.1     Financial Data Schedule.

(b)      Reports on Form 8-K

         None.

                             POWERCERV CORPORATION

                                   FORM 10-Q

              (for the quarterly period ended September 30, 1997)


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 1997

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