Form 10-K
period 1997-12-31
POWERCERV CORP
filed 1998-03-31
CIK 1005758

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

 X               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
---              THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
---              THE SECURITIES EXCHANGE ACT OF 1934

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

        Securities registered pursuant to Section 12(b) of the Act: none Securities registered pursuant to Section 12(g) of the Act: common stock, par value $.001 per share

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ _ ]

The aggregate market value of the registrant's voting stock held by non-affiliates as March 10, 1998 was approximately $17,319,000. There were 13,796,767 shares of the registrant's common stock, par value $.001 per share, outstanding on March 10, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, scheduled to be held on June 2, 1998, which Proxy Statement will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 1997, are incorporated by reference in Part III of this Annual Report on Form 10-K.


===============================================================================

                              POWERCERV CORPORATION

                             FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

   PART I                                                                                 Page No
   ------                                                                                 --------
   Item 1     Business .................................................................      2
   Item 2     Properties ...............................................................     17
   Item 3     Legal Proceedings ........................................................     18
   Item 4     Submission of Matters to a Vote of Security Holders ......................     18

PART II
-------
   Item 5     Market Value of the Registrant's Common Stock ............................     19
   Item 6     Selected Financial Data ..................................................     20
   Item 7     Management's Discussion and Analysis of Financial Condition and Results of
              Operations................................................................     22
   Item 8     Financial Statements and Supplementary Data ..............................     33
   Item 9     Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure................................................................     33

PART III
--------
  Item 10     Directors and Executive Officers of the Registrant .......................     34
  Item 11     Executive Compensation ...................................................     34
  Item 12     Security Ownership of Certain Beneficial Owners and Management ...........     34
  Item 13     Certain Relationships and Related Transactions ...........................     34

PART IV
-------
  Item 14     Exhibits, Financial Statement Schedules and Reports on Form 8-K ..........     35

  Signatures............................................................................     60

                                     PART 1
                                     ------

         The statements contained in this Annual Report on Form 10-K that are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding PowerCerv Corporation's (the "Company", as further defined below) expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand for the Company's products and services under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements and Associated Considerations;" "--Ability to Manage Change," "--Liquidity," "--Fluctuations in Quarterly Activities and Results of Operations;" "--Availability of Consulting Personnel;" "--Dependence on Product Development; and Associated Risks;" "--Competition;" "--Dependence on New Products;" "--Dependence on Client/Server Environment;" "--Dependence on PowerBuilder and Other Third-Party Products;" "--Dependence on Proprietary Technology; Risks of Third-Party Claims for Infringement;" "--Expansion of Indirect Channels; Potential for Channel Conflict;" "--Voting Control by Management;" "--Dependence on Key Personnel;" and "--Possible Volatility of Stock Price." All forward-looking statements included in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements.


ITEM 1.  BUSINESS

         PowerCerv's primary mission is to develop, market, license, implement and support open, modifiable "ERP/back-office" and "front-office" enterprise application software solutions for mid-size U.S. discrete manufacturing companies with annual revenues between $25 million and $500 million. PowerCerv is the first enterprise application vendor to develop, promote and license an integrated ERP/back-office and front-office software solution having a common technical architecture with a common look and feel. The Company refers to its full suite of integrated ERP/back-office and front-office enterprise application software products as its Customer Lifecycle Management (CLM) Solution. The Company's Enterprise Resource Planning (ERP) application products (which also may be referred to as "back office" products), consist of PowerCerv Manufacturing, PowerCerv Distribution and PowerCerv Financials. PowerCerv's ERP application products facilitate the management of resources and information to allow manufacturers to reduce order fulfillment which times, improve operating efficiencies and measure critical company performance against defined objectives. The Company's front-office application products (which also may be referred to as PowerCerv Customer Asset Management), consist of PowerCerv Sales Force Automation and PowerCerv Customer Support. PowerCerv Customer Asset Management application products increase the effectiveness of sales organizations and customer support centers in two ways. PowerCerv Sales Force Automation provides opportunity management for maximum sales efficiency. PowerCerv Customer Support provides problem tracking and resolution management. Because the Company leverages available software development tool technology from Microsoft Corporation and Sybase Inc., the Company's research and development efforts are directed primarily toward new features in its application products.

          The Company also provides a wide range of professional technical and business consulting services, including application analysis, design, development, modification and integration programming, training and deployment for its application products. Separately, the Company provides a wide range of consulting services to companies who use PowerBuilder(R), a leading, technology resale development tool of Sybase, Inc., for client/server systems development. The Company also provides complementary development tool products used to enhance or accelerate the implementation and ongoing maintenance of its application products, and resells third party technology resale products to complement the Company's products and services offering.

          The Company was incorporated in Florida in January 1995 under the name "PowerCerv Holding Company" (the "Holding Company") for the purpose of owning the stock of PowerCerv Technologies Corporation (the "Operating Subsidiary"). The Operating Subsidiary, formerly named PowerCerv Corporation, was incorporated in Florida in April 1992. Pursuant to a share exchange among the Holding Company and the shareholders of the Operating Subsidiary, the Holding Company acquired all of the outstanding capital stock of the Operating Subsidiary as of January 1, 1996. Unless otherwise specified, references herein to "PowerCerv" and "the Company" mean the Holding Company and the business of the Operating Subsidiary.

         The Company's principal offices are located at 400 North Ashley Drive, Suite 2700, Tampa, Florida 33602, and its telephone number is (813) 226-2600.

INDUSTRY BACKGROUND

          The computer revolution has evolved from the air-conditioned, seven-figure plus mainframe computer running back-office operations such as payroll and human recourse systems, to distributed, network-based systems with an affordable computer on every knowledge-worker's desktop and now to a browser-enabled application that allows anyone on the globe to access a system over the Internet. Moreover, all this has occurred in less than forty years. Contrasted to other industries such as transportation, medicine, telecommunications or automotive, no other industry has grown as rapidly. In addition, no other industry has impacted everyone from the chief executive officer to the accounting clerk to the schoolteacher as much as the "information industry." This revolution is now recognized as the "information revolution," not the computer revolution. The computer has become a conglomeration of networks, routers, servers, laptops, desktops and application software joining a world of people across economic, cultural, geographic and linguistic boundaries.

         Ultimately, an end user works with a software application to accomplish his or her work. The client/server revolution (a sub-set of the computer information revolution) began around 1990. Client/server computing was a new form of computing that involved the distribution of systems across geographic boundaries using lower cost hardware (desktop and laptop PC's and servers), network and communications technologies, graphical user interface technology, and software that could be developed rapidly with relative ease. Once accepted as a viable means of computing, client/server computing gained global popularity. Software development tools such as PowerBuilder(R) and Visual Basic(TM), and database products such as Oracle, Sybase and Microsoft SQL Server have became defacto standards used to implement client/server software applications. Companies of all sizes embraced client/server computer systems around the globe.

          The rapid acceptance of client/server computer systems gave birth to the next generation of application software packages. For many years, application software vendors sold products that were developed with programming languages such as Cobol, and they were implemented on mainframe and mini-computers generally characterized as proprietary. Each software vendor was forced to "port" their applications to support the most popular hardware platforms such as IBM Corporation, Digital Equipment Corporation and others. The client/server revolution changed that for application software vendors. The burden shifted from application software vendors to database vendors. The database vendors began to deliver their products for the most popular hardware platforms and their associated operating systems. This represented an opportunity for established and entrepreneurial application software vendors to focus their resources on building products with more features without the need to port them to hardware vendors. Their only requirement was to "port" them to the (small number of) popular database platforms, which is considerably less resource-intensive than porting to a larger universe of popular hardware platforms.

         The first wave of client/server application software products introduced to the market was conventional back-office software for accounting, human resources, manufacturing and order processing. Vendors such as McCormack & Dodge, Oracle and SAP enjoyed rapid market acceptance with their back-office software packages. By 1996, the vast majority of the leading global 2000 companies were well into a conversion of old-style, legacy-based computer systems to newer client/server applications for these back-office systems. Smaller companies who tracked their progress quickly followed the lead of these early adopters as they began to realize the business value, in particular the competitive differentiation, new back-office systems provided. The results were being measured by chief executive officers in the form of increased inventory turns, improved cash flow, reduced cycle times and other bottom-line business metrics. These results translated to business differentiators that often made the difference between market share points, and ultimately financial performance. When earnings were benefited from these new back-office systems, the world noticed and the vendor community grew rapidly to satisfy the new appetite among companies clamoring for their conversion to this new wave of information systems. As the looming year 2000 data conversion issues grew closer, more companies became motivated to plan their conversion to open client/server-based information systems. Eventually, these systems became known as Enterprise Resource Planning (ERP) systems. The market for ERP products was estimated to be over $6 billion in 1997, as reported by the GartnerGroup, and growing in excess of 20% per year.

         Another software market was born in the middle of this decade. It started with a $300 product called ACT(R). This program became the best selling program used by PC users to record and track names, addresses and phone numbers of customers, prospects and business affiliates. ACT(R)'s limitation was simple, yet monumental. It ran on a proprietary database (included with the product) and only on the hard disk of the user's computer. Therefore, while sales organizations could deploy this software for a very reasonable cost, each salesperson became an island of information. The corporate headquarters had no ability to access and therefore benefit from this information. Additionally, when a salesperson left the company he or she took all the contact information with them leaving no useful information for the next salesperson in the same territory. This limitation was recognized by entrepreneurs who introduced sales force automation software products that were optimized for a client/server environment by leveraging the new relational database technology from those vendors previously mentioned. The sales force automation market became known as customer asset management (CAM), also recently referred to as the front-office because it consists of customer-facing departments (sales and services). The CAM or front-office, now includes software for customer support. The GartnerGroup projected the CAM market to grow from approximately $1.0 billion in 1996 to $3.9 billion in 2000.

THE POWERCERV APPROACH

         The Company's heritage is rooted in designing and developing client/server systems for its customers. Since 1992, PowerCerv has been developing client/server software systems. These systems have been embraced by early adopters who were anxious to migrate to the next generation of systems. Early in its history, PowerCerv became involved in developing applications for customers for both the back-office (manufacturing, order management or accounting) and the front-office (sales force automation or customer support) operations of the enterprise. Through contracted project engagements, PowerCerv developed a sales force automation application for one customer, a customer support application for another customer, and a manufacturing and order management application for another customer. PowerCerv leveraged its expertise in the design and development of client/server application systems, as well as its ability to design and develop applications under the real-world demands of customer requirements, while deriving revenues from these projects. During 1995, the Company was a relative newcomer to the enterprise application software market and sold its software products as independent software modules primarily on a "best of breed" basis to companies of all sizes across all industries. In late 1995, the Company acquired the rights to the manufacturing and order management applications (previously referred to as PowerMAN and PowerCOM) which PowerCerv co-developed with one of its customers. In the same time period, the Company acquired the intellectual property rights to a financial accounting application product (previously referred to as INTERGY) to complete its product line of full ERP, or back-office and CAM, or front-office enterprise application products. By early 1996, many of the Company's competitors had application products that were either back-office or front-office, but not both. Management of the Company believed that the enterprise application software market would evolve to demand an integrated ERP or back-office, and CAM or front-office software solutions from a single vendor. In order for most vendors to achieve this strategy, they would be forced to acquire or merge with other vendors whose products complemented their's, and then attempt to integrate those products under a common architecture.

          PowerCerv made a strategic decision to be the first enterprise application software vendor to offer an integrated ERP and front-office software solution. When a user logs into one application product of the Company where multiple PowerCerv applications are running, he or she has logged into all of the application products (depending on access/security privileges). That user can use all of the Company's application products as defined by their business requirements. In other words, PowerCerv application products permit its customers to achieve meaningful business value through integration well beyond the individual benefits of other, individually-implemented new systems. In late September 1996, PowerCerv announced its applications for Customer Lifecycle Management (CLM) Solution. This suite of application products were the first in the industry to provide integrated client/server solutions for both ERP and front-office systems from one vendor with a consistent development methodology, under a common technical architecture and a common look and feel. The Company believes that its suite of application products, which provides an integrated enterprise solution, was the first of its kind in the industry, and represents a competitive advantage for the Company.

          When first introduced to the market, this CLM Solution - integrated front/back office approach - was received by the industry analysts and by the general target market with considerable reservation. At the time, no other vendor was delivering this type of integrated solution. Today, management believes that PowerCerv was ahead of its time and did not have the marketing and sales clout to influence the market's perception. Approximately six months after the Company's CLM integrated product announcement, Baan Company N.V., a large ERP vendor, announced its acquisition of Aurum Software, Inc., a well-known CAM software provider. However, Baan now faces a very significant challenge of integrating their ERP software products with Aurum's CAM software products. The integration challenge is complex because both products were developed using different technology architectures, development tool sets and methodologies. Management of the Company believes that this acquisition signaled a significant shift in the direction of the software market. Based on the technology analysts' comments concerning the market acceptance of CLM-like solutions that followed the Baan/Aurum acquisition, the Company believes that its strategy has been validated.

         During 1997, PowerCerv attempted to capitalize on its integrated CLM strategy, but was not successful in capturing a significant market share based on what management of the Company believes was a lack of sufficient marketing and sales focus. During this time, the Company's target market was not focused by industry or by location and the Company's sales organizations sold to companies up to $1 billion in annual revenue sizes, in many different industries, both in the U.S. and abroad. In 1998, the Company has focused its marketing and sales efforts, together with other resources, on a much narrower target market. As a result, the Company has reduced its focus on its development tools and the sale of third party resale products. Management believes the Company is positioned to leverage the strength of its products and services for mid-size U.S. discrete manufacturing companies with annual revenues between $25 million and $500 million. This universe of companies, management believes, is eager to implement full-featured ERP solutions that are year 2000 compliant and tailored for their market. Recent announcements from leading ERP suppliers such as SAP AG and Oracle Corporation of their intent to begin developing integrated ERP and CAM solutions further serves to educate this target market that an integrated solution is the correct approach. Additional announcements by other vendors describing new alliances, mergers or acquisitions to achieve an ERP and CAM solution has resulted in a great deal of industry-related media coverage. The industry analysts who regularly write research notes and consult for companies who seek ERP solutions are also now on the bandwagon, serving to further educate the market about these front-office and ERP solutions.

          The Company refers to its full suite of integrated ERP and front-office enterprise application software products as its Customer Lifecycle Management (CLM) Solution. The Company's ERP application products consist of PowerCerv Manufacturing, PowerCerv Distribution and PowerCerv Financials. The Company's front-office or CAM application products consist of PowerCerv Sales Force Automation and PowerCerv Customer Support. Many of the Company's customers license the Company's ERP application products as an integrated suite. Additionally, each PowerCerv application product can be licensed as a standalone solution. The Company's CLM customers, those who license any combination of ERP and front-office application products, are able to efficiently manage information about their customers throughout its lifecycle (as depicted below) beginning in the pre-sales stage and flowing throughout the ordering, manufacturing, distribution and post-sale support stages. Although these application products are sufficiently robust to be installed without modification, they can also be modified to meet a particular customer's unique business needs.


[GRAPHIC OMITTED]


         In addition to promoting and licensing its CLM Solution, the Company provides a full complement of services that allow the Company's customers to maximize the benefits of the Company's application products. These services include application analysis, detailed pre-implementation consulting, project management, application customization and modification, integration programming, system implementation and deployment. PowerCerv consultants plan, manage and execute implementation projects along side the customer's staff. The Company also offers education and training services that provide customers with formalized programs to ensure that applications are implemented and utilized in an efficient and cost-effective manner. Additionally, the Company provides timely, high quality support and maintenance on its products.

         Separate from its application consulting services referenced above, the Company provides a wide range of professional consulting services to companies who use PowerBuilder(R) for client/server systems development. With this service offering, the Company typically analyzes the customer's existing technology infrastructure and assesses the customer's business needs and resource constraints to determine the customer's requirements. This independent project consulting relates to client/server architecture consulting, application design and development consulting, internet consulting, PowerBuilder(R) consulting, or consulting related to the Company's development tools or those third party resale products. The Company delivers the necessary services to satisfy the requirements of each independent project customer. The Company also provides public certified Microsoft and PowerBuilder(R) basic and advanced training classes that develop and improve essential skills of its customers.

         The Company markets, licenses and supports development tool products it developed, complementing the core development platform of its application products. These development tool products which are sold to the Company's application product customers and independent project customers, as needed for each application implementation, are no longer a primary focus of the Company. The Company's object-oriented development tools include an object class library, client side security, and software distribution tools. These development tools offer high reusability and are designed to reduce implementation time resulting in fewer program defects, better application performance and lower ongoing maintenance costs.

         The Company also resells industry-leading client/server and Internet development tools primarily in support of its implementation projects. When the Company becomes engaged in a project to implement its application products, or in an independent project, its pre-sales specialists determine which products are needed to satisfy the requirements of the project. The development tools may include those necessary for data model design, process and object-oriented modeling, application and database development, data warehousing, documentation development and quality testing. The products that provide those functions include Sybase, Inc.'s PowerBuilder(R), Progress Software Corporation's Apptivity(TM), FirstFloor Software Corporation's Smart Encyclopedia(TM), Haht Software's Hahtsite(TM), Rational Software's Rational Rose(TM), SQA's Team Test(TM), Intersolv's PVCS(TM), LogicWorks' ERwin(TM), Cast Software's SQL Builder(TM), Sybase's Sybase IQ(TM) and relational databases from Microsoft(TM) and Sybase(TM).

POWERCERV'S STRATEGY

         The Company's objective is to become a recognized leader in the mid-size discrete manufacturing market with integrated ERP and front-office enterprise application software solutions. The Company believes that the mid-size or middle market has become segmented into two separate groups; one market segment is comprised of manufacturers with annual revenues under $500 million, and the second market segment is comprised of manufacturers with annual revenues between $500 million and $1 billion. As a result of the Company's assessment of the markets and the Company's products and strengths, the Company recently narrowed its focus on the under $500 million market segment. Many of the Company's customers are manufacturers with revenue under $200 million seeking to position themselves and their information systems for rapid revenue growth. The Company's strategy to achieve this objective in this market includes the following key components:

- Increase license revenue and market share. The Company's primary objective is to increase its license revenues and market share in the middle market. The Company believes that its ERP and front-office suite of application products (CLM Solution) effectively meet the needs of mid-size manufacturing companies based on technology platforms, functionality, agility and integration capabilities. The Company also believes that the market for enterprise application vendors is growing rapidly based on, among other factors, the continuing acceptance of client/server technology, the migration from mainframe computers, and year 2000 concerns. The Company is focused on trying to successfully increase its license revenues while closely managing its operating costs. If these objectives are achieved, this will result in improved earnings performance. To achieve the Company's strategy to increase license revenue and market share, the Company will have to continue to enhance its products, recruit and train additional consulting staff and recruit and train sales and marketing professionals. There can be no assurance that the Company will be able to achieve this strategy and to successfully compete against current and future competitors. See also "Business - Competition".

- Focused Market Strategy. The Company is focused on delivering open, modifiable ERP and front-office enterprise application software solutions to mid-size U.S. discrete manufacturing companies with annual revenues between $25 million and $500 million. The Company has focused its resources, including product development, marketing and sales efforts, on the needs and requirements of companies in this market. A significant portion of the Company's ongoing product development efforts will focus on building new features and functionality that address the particular needs and requirements of mid-size discrete manufacturing companies. This product development strategy serves to make the Company a "specialist provider". The Company intends to leverage its expertise in this area and expects this expertise will provide the Company with a competitive advantage.

- Increase the base of referenceable customers. Several customers of the Company are in the process of implementing the Company's ERP and front-office application products, and at this time a limited number of customers have implemented a majority of the Company's CLM application products. Many of the Company's other customers, however, have only implemented one or more of the Company's application products. As customers implement more of the Company's application products and become fully installed and operational, the Company believes that those customers will be available as sales references for the use of all of the Company's product. Based on its experience, the Company believes manufacturers selecting enterprise application software systems rely heavily on customer references. The Company is focused on increasing its reference base in order to accelerate its license revenues. There is no guarantee, however, that customers will serve as references or that they will be able to assist the Company with this objective.

- Capitalize on Year 2000 compliance. Many companies are facing the prospect of severe business problems if they do not update or modify their existing enterprise software systems to appropriately recognize the calendar year 2000. The Company believes that this problem is accelerating the migration to open, client/server-based enterprise application solutions that are configured to successfully handle this transition. The Company's products have been year 2000 capable since their inception. The Company believes that it is well positioned to leverage its full suite of enterprise application products and development tools to be part of its customers' year 2000 solutions.

- Provide a single-source full implementation solution. The Company believes that mid-size manufacturers are less willing to hire multiple vendors for the implementation of one solution due to the costs involved in the implementation and training. Enterprise application software solutions generally require a team of professional service providers to implement. The Company's Professional Services Organization offers a full complement of services that allow the Company's customers to maximize the benefits of the Company's CLM Solution. These services include detailed pre-implementation consulting, project management, system implementation, deployment and integration programming, application customization, modification and enhancement services, and application education and training services. Therefore, customers of the Company can rely on one vendor for the full implementation solution.

- Provide products that use open, industry-standard technology. The Company designs its application products and development tools to adhere to industry-standard development platforms in order to meet customer's demands for open solutions. The Company's products have an open architecture, are flexible and modifiable, and operate with several popular operating systems, relational databases and communication protocols. All of the Company's application products operate on a Microsoft NT (as well as UNIX) platform and are also able to use the Microsoft SQL Server Relational Database. The Company believes that its open systems/open architecture approach represents a competitive advantage over other pre-written application products that are written with proprietary development tool sets, for a proprietary database, on outdated operating systems and that may in fact be ports of older systems with significant limitations.

- Achieve high level of customer satisfaction. The Company is committed to consistently achieving high levels of customer satisfaction with all of its products and services. The Company focuses on delivering high quality products that address specific requirements, are easy to implement and enable increased productivity. The Company also designs its application and development tools to permit customers to easily modify and customize the software to fit their specific business requirements, which enhances overall satisfaction with the Company's products and services.

- Focus its marketing efforts on the Company's CLM Solutions. The Company is regularly engaged in marketing activities designed to build Company/product awareness, and to position itself as a provider of integrated enterprise application software for mid-size discrete manufacturing companies. In addition to advertising, direct mail, trade shows and telemarketing activities, the Company regularly conducts briefing sessions to industry analysts who serve as influential observers, consultants and authors of published reports. The Company also works closely with targeted trade publications in an effort to garner press coverage, which serves to build awareness in the Company's target market.

Products and Services

         The Company's application products, development tools and services are designed to enable the Company's customers to design, deploy and maintain client/server-based information systems.

Application Products and Development Tools.

         The following table summarizes certain information about the Company's products:

                             COMMERCIAL RELEASE    DATE OF MOST RECENT          SUGGESTED                 PRODUCT
PRODUCT                             DATE                  UPGRADE            U.S. LIST PRICE            DESCRIPTION
-------                      ------------------    -------------------      ------------------    -----------------------
POWERCERV APPLICATION
PRODUCTS

PowerCerv Manufacturing             3Q94                   V7.0             Starts at $23,000     Multiple modules that
(formerly called                                           4Q97                                   address manufacturing
ADAPTlication for                                                                                   resource planning,
Manufacturing)                                                                                    scheduling, shop floor
                                                                                                  control, configuration
                                                                                                      management and
                                                                                                       performance
                                                                                                       management

PowerCerv Distribution              3Q95                   V7.0             Starts at $32,000     Multiple modules that
(formerly called                                           4Q97                                   address order processing,
ADAPTlication for                                                                                     returned goods
Distribution)                                                                                     processing, quotation
                                                                                                   processing, customer
                                                                                                   profiling, marketing and
                                                                                                  sales, pricing, shipping,
                                                                                                 freight, invoicing, and
                                                                                                   inventory/warehouse
                                                                                                        management

PowerCerv Financials                2Q95                   V7.0             Starts at $14,000     Multiple modules that
(formerly called                                           4Q97                per module          address accounting,
ADAPTlication for                                                                                 financial and business
Financials)                                                                                          management needs
                                                                                                  including general ledger,
                                                                                                    accounts payable,
                                                                                                   accounts receivable,
                                                                                                   purchasing, project
                                                                                                    accounting, order
                                                                                                  processing, inventory and
                                                                                                       fixed assets

PowerCerv Sales Force               2Q95                   V7.0             Starts at $35,000     Sales force automation
Automation (formerly                                       4Q97                                   and contact management
called ADAPTlication for
Sales Force Automation)

PowerCerv Customer Support          3Q95                   V7.0             Starts at $27,000       Customer support,
(formerly called                                           4Q97                                     including problem
ADAPTlication for Customer                                                                        management and tracking
Support)


PowerCerv Customer Asset            3Q95                   V7.0             Starts at $50,000      Combined, integrated
Management (formerly                                       4Q97                                    package of PowerCerv
called ADAPTlication for                                                                          Sales Force Automation
Customer Asset Management)                                                                         and PowerCerv Customer
                                                                                                           Support


POWERCERV SOFTWARE
DEVELOPMENT TOOLS

PowerTOOL                           4Q93                   V5.0                $1,200 per         Object-oriented class
                                                           4Q96                 developer              library for
                                                                                                    PowerBuilder-based
                                                                                                       applications

PADLock                             3Q95                   V5.0             $2,300 per server      Data and application
                                                           4Q96                                     access control for
                                                                                                    PowerBuilder-based
                                                                                                       applications

AppSync                             2Q96                   V3.0               $80 per seat          Software and file
                                                           1Q97                                      distribution and
                                                                                                     synchronization


PFCtool                             4Q96                   V5.5            $695 per developer       Class library for
                                                           1Q97                                     PowerBuilder using
                                                                                                  Powersoft's PFC product


PowerCerv Application Products

         The Company's application products are robust graphical client/server systems that are based on open industry standard development tools that generally can be integrated with other industry standard applications and utilities. PowerCerv's application products, which by a name change and a new functional release in October 1997 replaced the Company's ADAPTlication Series, may be installed without modification, but were designed and built with extensibility in mind. (When originally released, the Company referred to its application products as the EnPower Series; however, this reference was phased out in September 1996.) The Company employs a modular, object-based architecture built upon industry standard development tools. This object-extensible architecture, in conjunction with the Company's methodology, permits developers to modify and extend the Company's application products without affecting the underlying integrity of the unmodified portions of the application. In this manner, the Company's customers gain the ability to customize and extend the application, while maintaining the benefits of a supported and enhanced application.

         The Company refers to its full suite of integrated ERP/back-office and front-office application products as its Customer Lifecycle Management (CLM) Solution. The Company's ERP application products consist of PowerCerv Manufacturing, PowerCerv Distribution and PowerCerv Financials. The Company's front-office application products consist of PowerCerv Sales Force Automation and PowerCerv Customer Support and, when combined, are also referred to as PowerCerv Customer Asset Management.

         The Company's application products are licensed with or without source code to customers for internal use based on a maximum number of servers and users. Customers may select one or more of PowerCerv's application products and may install them on a stand-alone basis or as part of an integrated suite of products. PowerCerv's application products consist of the following six business software applications and the PowerCerv Application Integration Server (AIS):

         PowerCerv Manufacturing. PowerCerv Manufacturing is a full-feature, multi-module manufacturing resource planning system and manufacturing execution system for discrete manufacturing companies. This application product contains multiple modules that address manufacturing resource planning, scheduling, shop floor control, configuration management and performance management. PowerCerv Manufacturing has a robust feature set that provides an efficient supply-side management tool. PowerCerv Manufacturing, combined with PowerCerv Distribution and PowerCerv Financials, allows the Company to deliver a complete Enterprise Resource Planning (ERP) Solution.

         PowerCerv Distribution. Distribution is a full-feature customer order management system that allows mid-size organizations to expand and improve their customer order management and distribution efforts by integrating technology with customer-oriented concepts. This application product includes multiple modules that address order processing, returned goods processing, quotation processing, customer profiling, marketing and sales, pricing, shipping, freight, invoicing and inventory/warehouse management. PowerCerv Distribution's robust feature set is targeted to meet the complex order management needs of manufacturing companies and other mid-size industrial organizations.

         PowerCerv Financials. Financials is a comprehensive suite of financial/accounting and business management modules designed to automate administration and improve information flow. PowerCerv Financials consists of a suite of modules including General Ledger, Purchasing, Accounts Payable, Accounts Receivable, Project Accounting, Order Entry, Inventory Control and Fixed Assets. The Company developed and uses an automated, time and expense system with remote accessing capabilities for its internal operations, and is considering releasing this as a separate product or a PowerCerv Financials module.

         PowerCerv Sales Force Automation (SFA). SFA provides an enterprise-level solution to the contact management and sales force automation needs of sales and marketing organizations. PowerCerv SFA is designed to allow professional sales organizations to manage their prospect and customer databases pro-actively, track the complex sales cycle, capture and leverage sales and marketing trend data and thus improve productivity of sales personnel, while delivering summary information to management.

         PowerCerv Customer Support. Customer Support is an enterprise-level solution to the problem management/tracking needs of internal or external support organizations. PowerCerv Customer Support is designed to provide support organizations with increased productivity and improved responsiveness, and allows them to use trend data to improve overall company quality performance and caller satisfaction.

         PowerCerv Customer Asset Management. Customer Asset Management is an enterprise-level, integrated solution that supports the automation needs of an organization's sales and support services. PowerCerv Customer Asset Management integrates the Company's SFA and Customer Support application products into an integrated sales and support solution via a common database architecture.

               PowerCerv Application Integration Server (AIS). AIS provides a distributed, message-based environment for integrating multiple application products. AIS may link multiple PowerCerv application products or alternatively PowerCerv application products and non-PowerCerv application products. The AIS software engine permits the end user to distribute logical components on one or more physical servers that may be in different geographic locations or use different relational database engines.

POWERCERV SOFTWARE DEVELOPMENT TOOLS

         The Company's software development tools extend the functionality of PowerBuilder(R) and are designed to assist PowerBuilder(R) developers in more quickly building applications that contain fewer defects, run faster and are easier to maintain. The Company's software development tool products are:

         PowerTOOL (PowerBuilder(R) Template Object-Oriented Library). Object class libraries assist software development teams in efficiently developing and maintaining medium- to large-sized applications written with object-oriented development tools. PowerTOOL, the Company's award-winning object class library for the PowerBuilder(R) development environment, addresses these complex development needs. PowerTOOL directly and seamlessly extends the PowerBuilder(R) development environment and includes programming standards, reusable visual interface components (e.g., menus, windows, data windows, command buttons), reusable non-visual processing objects, error handling objects, communication objects and pre-written window and application templates. PowerTOOL facilitates accelerated development, while promoting consistency and enforcing programming standards. The typical PowerTOOL license configuration includes a PowerTOOL development license for each PowerBuilder(R) development license owned.

         PADLock (PowerBuilder(R) Application and Data Locking). Data and application access control in any mid-to large-size client/server application usually involves significant design and development time. PADLock is a data-driven security methodology and software product that provides object, window, row or column level security to any existing or new PowerBuilder(R)-based application. The typical PADLock license configuration includes a development server license for developing and testing application and user access and a deployment server license for each server where a PADLock-secured application is deployed.

         AppSync (Application Distribution and Synchronization Tool). AppSync is an automated software distribution and file synchronization system for client/server computing environments. AppSync automatically distributes entire applications, updated versions of software, or files of any type using a local area network (LAN), wide area network (WAN) or the internet. AppSync licensing configurations are based on the number of end users accessing and using the software.

         PFCtool (Object Class Library for the PowerBuilder(R) Foundation Class Product). PFCtool is a class library that extends the base functionality of Sybase's release of the PowerBuilder(R) Foundation Class Library (PFC), a library of objects which provide software developers with a starting point for building PowerBuilder(R) based applications. PFCtool is used by developers who choose to use PFC's service-based architecture for application development. PFCtool provides advanced services, template objects, and inheritable windows, menus, and controls for efficient and productive application development. The typical PFCtool license configuration includes a PFCtool development license for each PowerBuilder(R) development licensed owned.

         TECHNOLOGY RESALES

         The Company resells industry-leading client/server development tools that complement the Company's own development tools and, when installed and utilized in conjunction with the Company's development tools, can provide a comprehensive client/server development environment as well as an internet development environment. These tools include the tools necessary for data model design, process and object-oriented modeling, application and database development, data warehousing, documentation development and quality testing. These tools include PowerBuilder(R), Apptivity(TM), Smart Encyclopedia(TM), Hahtsite(TM), Rational Rose(R), SQA Team Test(TM), PVCS(TM), Erwin(R), SQL Builder(TM), Sybase IQ(TM) and relational databases from Microsoft(TM), Sybase(TM) and Oracle(TM).

         SERVICES

         The Company's service offerings from its Professional Services Organization (PSO) consist of the following:

         Consulting Services. The Company provides a wide range of professional technical and business consulting services for the Company's application products. Application product services include a full complement of services that allow the Company's customers to maximize the benefits of the Company's application products. These services include application analysis, detailed pre-implementation consulting, project management, application customization and modification, integration programming, system implementation and deployment, and application education and training services. PowerCerv consulting services are not included in the price of its software.

         The Company also offers a variety of other professional consulting services, including client/server architecture consulting, application design and application development, Internet consulting and general deployment application consulting. Client/server architecture consulting involves analyzing the customer's existing technology infrastructure and assessing the customer's business needs as well as time and resource constraints to determine whether the customer should build and deploy a custom application, deploy a pre-written application or deploy the Company's pre-written application products. Design and development services include relational data modeling, process and object-oriented modeling, application and database development and customization, data warehousing and quality testing. Internet consulting includes designing, developing and modifying applications to use the internet capabilities to promote and/or operate a business organization. General deployment consulting involves providing installation and implementation assistance necessary to install the Company's application products selected by the customer.

         In order to be responsive to the specific needs of each customer, the Company offers three service options, representing varied levels of customer and Company involvement. The first option is technical mentoring, whereby the customer retains primary responsibility for the project. A senior Company consultant occasionally visits the customer site, assisting on the most difficult aspects of a project. The second option is co-development, whereby Company consultants work side-by-side with a customer's technical staff. This is a popular option with customers because there is a significant transfer of knowledge to the customer. The third option, popular when the customer lacks the time or resources to participate in the project, is the "Software Factory," whereby the Company assigns the work to its internal design and development center, which the Company calls the "Software Factory." Under this option, the work is performed at the Company's facility by the Company's technical consultants, and typically upon project completion the customer's technical personnel are briefed so that they may provide on-going support if they so desire.

         The Company's services are provided to end-user customers pursuant to written service agreements which, among other things, detail the scope of the consulting services, to be provided and the applicable billing rates via written "statements of work" require separate change orders for any modifications to a statement of work, generally name project management personnel responsible for overseeing each project and require weekly and/or monthly status meetings between PowerCerv and its customers. PowerCerv consulting services are generally billed on a time and materials (including travel and living expenses) basis.

         Education Services. Education services consist of end-user education on the Company's application products and technical training on third party resale products and the Company's development tools. End-user education involves providing comprehensive education and training classes for end-users on the implementation and use of the PowerCerv application products in an efficient and cost-effective manner. Customized education and training programs are also available to meet the end-user customers' specific requirements. Technical training involves providing comprehensive education and training classes to assist the customer's technical staff in implementing and using client/server development tools licensed or resold by the Company. The Company provides its end-user customers classroom training in nine classrooms in eight cities across the U.S. In addition, training courses are frequently provided at customer sites, using customer facilities and equipment, with the Company providing the instructor and class materials. Some classes are offered on a per-student basis and other classes are offered on a negotiated fixed-fee basis.

         Maintenance Services. PowerCerv is committed to providing timely, high quality support and maintenance on its products. Maintenance services are generally provided pursuant to maintenance agreements between the Company and its end-user customers. These agreements entitle customers to hotline telephone support during extended business hours, notification of product enhancements and upgrades, the enhancements and upgrades, functional releases and maintenance releases, technical bulletins, replacement of damaged products and access to the Company's World Wide Web site (http://www.powercerv.com) and electronic bulletin board. The Company currently charges a percentage of its product license fee for renewable one-year to three-year maintenance agreements.
Maintenance fees are generally billed annually in advance.

CUSTOMERS

         Since its inception, the Company has more than 3,000 customers worldwide for its products and services. The Company's customers include Allied Signal Corporation, Cavalier Homes, Inc., Chatsworth Products, Inc., Compaq Computer

Corporation, Ellett Brothers, Inc., F.X. Coughlin Company, JBB (Asia-Pacific) Pty Ltd., Monaco Coach Corporation, Reliance Electric, Ltd., Rohm and Haas Company, Silicon Valley Bank, SNS Bank Groep N.V., Sony Pictures Entertainment, Inc., Southern Indiana Gas & Electric, Textron Financial Corporation, Unit Parts Company, and Wellington Leisure Products, Inc. The Company recently narrowed its marketing and sales focus primarily on mid-size U.S. discrete manufacturing companies with annual revenues between $25 and $500 million.

MARKETING, SALES AND DISTRIBUTION

         The Company markets and sells its full suite of open, modifiable ERP/back-office and front-office enterprise application software solutions to mid-size U.S. discrete manufacturing companies with annual revenues between $25 million and $500 million. The Company's application products and development tools are sold through a direct sales force and through a network of VARs, distributors and teaming partners who generally serve in their respective capacities on a nonexclusive basis. As of December 31, 1997, the Company's sales and marketing organizations had 60 full-time employees.

         As a result of the Company's assessment of the markets and the Company's products and strengths, in January 1998, the Company announced its intent to concentrate its sales and marketing efforts on U.S. discrete manufacturing companies. At that time, and in connection with a work force reduction, the Company folded two of its sales groups (Business Development Group and Client/Server Migration Group) into its direct sales force and closed its international headquarters in Amsterdam. Prior to January 1998, the Company addressed a broad range of sales opportunities within a market consisting of mid-size organizations (with annual revenues up to $1 billion) and government entities, and relied on the coordinated efforts of its U.S. direct sales force, international sales force, corporate marketing and corporate telesales groups, together with its Business Development Group and Client/Server Migration Group.

         The Company utilizes a direct sales force to sell its enterprise application software solutions. The sales force is geographically dispersed across three regions in the United States. The charter of the Company's direct sales force is to identify manufacturers in the target market and engage those accounts in a sales campaign once a target company has acknowledged its interest in the Company's enterprise software solutions. The Company's sales force uses a structured sales methodology to maximize the efficiency of its sales resources and maximize its competitiveness. The sales force consists of twelve sales representatives reporting into three regional sales vice presidents. The sales regions have application product specialists responsible for detailed product demonstrations during qualified sales campaigns.

         In the United States, the Company also utilizes VARs and channel partners to sell its application products to manufacturing companies generally with annual revenues below $25 million or into other market segments that the Company does not directly focus on. VARs (or valued added resellers) are authorized to promote and assist in connection with licensing the Company's products, and generally provide professional consulting services and some level of customer support following implementation and deployment. Channel partners generally identify qualified sales opportunities for the Company's direct sales organization to address and close, and subsequent to product delivery are involved in providing professional consulting services. Internationally, the Company utilizes distributors and channel partners to sell and support its products. VARs, distributors and channel partners typically have expertise in particular vertical markets and geographic ties to their target markets. Additionally, the Company's VARs, channel partners and international distributors receive training and support in the Company's enterprise application software solutions.

         The Company employs application consultants and technical consultants to assist the direct sales force as may be necessary in competitive sales opportunities, though these consultants' primary function is to provide customers with billable services related to installing, customizing, supporting and maintaining its products. The Company employs application and technical consultants that are experienced professionals with in-depth knowledge of their particular field of expertise.

         The Company actively and regularly conducts marketing activities designed to increase its market awareness. These marketing activities include advertising in trade publications such as "Manufacturing Systems Magazine", public relations activities to gain valuable press exposure, trade shows that target manufacturing companies, telemarketing activities designed to generate leads for the direct sales organization, direct mail campaigns and on-line seminars for product demonstrations. Additionally, the Company updates industry analysts regularly with announcements including new customers and updated product features. The Company maintains a World Wide Web site that serves as a marketing communication vehicle. The Company also publishes all of its product and service information on its World Wide Web site, including a full color version of its product literature, recent press releases, selected reprinted press coverage, the Company's training and trade show schedule and other relevant information pertaining to its full suite of products and services.

         Products are generally shipped as orders are received and, accordingly, the Company has historically operated with little or no backlog. Because of the generally short cycle between order and shipment, the Company does not believe that its backlog as of any particular date is meaningful.

PRODUCT DEVELOPMENT

         The Company made substantial investments in internal research and development in 1997, and in prior years made substantial investments through both internal development and technology acquisitions. The Company's product development efforts are focused primarily on continued enhancement of its ERP and front-office enterprise application products to meet the needs and requirements of mid-size discrete manufacturing companies. The Company believes its future performance will depend in large part on its ability to maintain and enhance its current product line to meet the needs of this target market, its development of new application products as well as exploiting emerging technologies. As of December 31, 1997, the Company had 57 full-time employees in product development group. The Company opened a new 15,000 square foot facility in Anderson, South Carolina on March 23, 1998. Research and development expenses consist primarily of salaries for employees in the product development group and a portion of the related overhead. Research and development expenses are charged to operations as incurred. Research and development expenditures were approximately $5.8 million in 1997 and $6.7 million in 1996.

         In October 1997, the Company released version 7.0 of its enterprise application products on schedule as planned. The new release added additional functionality and features including a Web-based push technology for distributing information both inside and outside a customer organization, integration of PowerCerv Sales Force Automation with Microsoft Outlook(TM), serialization and lot control options for tracking inventory and a new workflow management facility to expedite change management and customer returns. Version
7.0 also increased the integration among the Company's ERP and front-office application products.

         The Company plans to continue to enhance its ERP and front-office enterprise application products to address the evolving needs of mid-sized discrete manufacturing companies. In particular, the Company intends to continue pursing improved functionality on its existing application products, and to make changes to the base products to suit specific customer requirements. The objectives of the product development group include taking advantage of features in the Company's underlying core technologies. These features include multiple hardware platform support, database independence, multiple network support and support for various operating systems (primarily Microsoft Windows, Microsoft Windows NT and various versions of UNIX), while offering a broad and robust product function and feature set that may be extended and modified as needed by the customer.

         The client/server enterprise software application market is highly influenced by rapid technological change, adoption of new industry standards, frequent new product introductions and changing customer demands that can render existing products unmarketable and obsolete. The Company's future success will depend upon its ability to enhance its current products and develop and introduce new products that keep pace with technological developments, respond to evolving customer requirements and achieve market acceptance. In particular, the Company believes it must continue to respond quickly to its customers' needs for functionality. In the past, the Company has experienced delays in the introduction of new products and product enhancements. There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements, addressing changing customer demands or the adoption of new industry standards, or that the Company will not experience significant delays in the introduction of new products or product enhancements in the future, any of which could have a material adverse effect on the Company's results of operations.

STRATEGIC ALLIANCES

         An element of the Company's strategy is the continued creation and development of strategic alliances with notable industry participants. The Company's goals in establishing these relationships are to create marketing alliances that will endorse and promote the Company's products to a larger potential customer base than can be reached through the Company's direct marketing efforts and to assist the Company in developing a supply of aftermarket service providers, who will train personnel to implement the Company's products, thereby leveraging the Company's resources and reach. The Company seeks strategic alliances with companies that have maximum penetration and leading reputations for quality with the Company's target customers. Many of these relationships are in the early stages of development and have not yet resulted in material revenue for the Company. Generally, existing agreements outlining the Company's alliances do not impose significant financial obligations or liabilities on either party and have terms no longer than one year. There can be no assurance that these relationships will successfully develop to the extent that they will contribute materially to the Company's financial results in the future.

         To date, the Company's significant alliances include the following organizations:

         Microsoft Corporation. The Company has entered into an agreement with Microsoft that permits the Company to resell Microsoft's products as a "Microsoft Solution Provider." In addition, the Company receives frequent briefings on Microsoft's strategic and technical product direction, participates in joint marketing activities, and receives early access to new software releases. The Company's entire suite of products operate in conjunction with Microsoft SQL Server, Windows NT Workstation, Windows NT Server and Windows 95, and have received the important Microsoft back-office certification.

         Sybase, Inc. The Company has entered into a strategic marketing relationship with Sybase. The relationship includes joint sponsorship of seminars highlighting the Company's applications, press releases announcing the availability and performance of the Company's products on Sybase platforms, publications of joint success stories and other items of a similar nature. The Company also packages and resells Sybase's database products and provides formal Sybase training. Sybase includes the Company's application products in its listing of products available on the PowerBuilder platform, and frequently conducts joint product seminars with the Company in the United States. Recently, the Company provided training to a group of Sybase telemarketing sales representatives on the Company's application products and on identifying joint Sybase/PowerCerv sales opportunities.

         SBT Accounting Systems, Inc. SBT Accounting Systems, Inc. ("SBT") is a leading provider of accounting software in the small-to-medium enterprise market and has established a network of approximately 2,000 value-added resellers. The Company entered into a partnering agreement providing SBT with OEM license rights on the PowerCerv Financials (formerly referred to as ADAPTlications for Financials). In addition, SBT and its VARs will be able to resell the Company's other application products in the United States. The Company anticipates that some of SBT's VAR's will begin selling the Company's other application products to their customers in 1998. In December 1996, the Company had purchased a five percent ownership interest (which, as of December 1997, was four percent) in SBT's parent organization, Software Business Technologies.

         In addition to those strategic alliances referenced above, the Company has entered into agreements and relationships with several of the "big six" accounting firms on a regional basis. Under these agreements and relationships, representatives of the accounting firms promote the Company's application products to their client base. The Company provides training to individuals from these firms on product implementation.

         Competition could develop between the Company and certain of the parties with which it has strategic alliances. There can be no assurance that the Company would be able to effectively compete with any such parties in such circumstances.

COMPETITION

         The market for enterprise software application products and services is intensely competitive, rapidly changing and significantly affected by new product offerings and other market activities. A number of companies offer products similar to the Company's products and services, which are targeted at mid-size discrete manufacturers. In addition, the Company's market has no proprietary barriers to entry, which would limit competitors from developing similar products or selling competing products. Many of the Company's existing competitors, as well as a number of potential competitors, have longer operating history, more established marketing and sales organizations, greater name recognition, larger R&D and technical organizations, significantly greater financial and technical resources and a larger installed based of customers than the Company. As a result, these competitors may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than can the Company. There can be no assurance that the Company will be able to compete successfully with existing or new competitors or that such competitors will not offer or develop products that are superior to the Company's products or that achieve greater market acceptance.

         The Company competes in the enterprise software application products and services market on the following merits: a focus on the mid-size discrete manufacturing market, product functionality, integrated ERP and CAM solution, modification and customization capabilities, single-source implementation solution, time to benefit, technology, service and cost. The Company currently competes primarily with (i) other vendors of software focused on the specific needs of mid-size discrete manufacturing companies, which include DataWorks Corporation, J.D. Edwards World Solutions Company, QAD Inc., PivotPoint Inc. and Symix Computer Systems, Inc., and (ii) VARs and system integrators of the larger enterprise software companies, including SAP AG, Baan Company N.V., Peoplesoft, Inc., Oracle Corporation, targeting mid-size discrete manufacturing companies with annual revenues below $500 million. In addition, customers who have a large installed base of legacy systems may resist committing the time and resources necessary to convert to an open systems, client/server-based software suite of products. Further, as the client/server market continues to develop, companies with significantly greater resources than the Company may attempt to increase their presence in the target market where the Company is focused by acquiring or forming strategic alliances with competitors of the Company. Increased competition is likely to result in price reductions and related reductions in gross margins and market share, any one of which could materially adversely affect the Company's business, results of operations and financial condition.

         For the Company's consulting services business, the competition is primarily based on the type of project or the type of service being rendered. When the services are related to the Company's products, generally there is less competition. The Company also provides client/server design and development services on client/server software development projects where the Company's products have little or no material contribution to the project. In this circumstance, the Company competes with a large number of consulting service providers, both large and small in size, and price pressure is more intense.

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

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY TECHNOLOGY

         The Company regards its products as proprietary trade secrets and confidential information. The Company relies on a combination of copyright, trademark and trade secrets laws, employee and third-party nondisclosure agreements and other industry standard methods for protecting ownership of its products. The Company has no patents. There can be no assurance, however, that in spite of these precautions, an unauthorized third party will not use, copy or reverse engineer portions of the Company's products. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the methods used by the Company to protect its products will be adequate or that the Company's competitors will not independently develop products that are substantially equivalent or superior to the Company's products.

         The Company licenses its application products and development tool products to customers under non-transferable, non-exclusive license agreements which are generally in standard form, although application licenses are individually negotiated and may contain variations. The standard form application license agreement allows customers to use the Company's products solely for internal purposes and specifies the maximum number of servers and concurrent users that may use the products. The Company licenses the source code for its application products to enable its customers to customize the software to meet particular requirements. The disclosure of source code increases the likelihood of misappropriation or other misuse of the Company's proprietary rights. The Company's standard form application license contains confidentiality provisions protecting the products. In the event of termination of the license, the customer remains responsible for any unpaid license fees and the confidentiality obligations. However, there can be no assurance that such customers will take adequate precautions to protect the Company's proprietary trade secrets and confidential information. For development tool license agreements, which are also generally provided in source code form, the Company relies on both "shrink wrap" license and negotiated license agreements, depending on various factors including the size of the transaction, the number of programs, and the level of support or customization. A shrink wrap license is a printed agreement included in the product packaging that purports to bind the licensee when the package is opened. It is not signed by a customer and, therefore, may be unenforceable under the laws of certain jurisdictions. There can be no assurance that the Company's means of protecting its proprietary rights and confidential information will be adequate.

         The Company believes that it has all necessary rights to market its software products and development tool products, although there can be no assurance that third parties will not assert infringement claims against the Company in the future. The Company expects that, as the number of products increase and the functionality of these products further overlaps, the likelihood of third parties asserting infringement claims against the Company will increase. Any claim, whether or not it has merit, could result in costly litigation, and require the Company to enter into royalty or other license arrangement. Such royalty or other license arrangement, if required, may not be available on terms acceptable to the Company or at all.

         Although the Company's competitive position may be affected by its ability to protect its proprietary rights and confidential information, the Company believes that the rapid pace of technological change in the industry will cause other factors, such as the technological and creative skills of the Company's management and technical personnel, name recognition, the ability to develop, produce, enhance and market innovative products and services, the timeliness and quality of support services, and strategic relationships in the industry, to be more important in establishing and maintaining a leading position within the industry than are copyright, trademark and other legal protections for intellectual property.

EMPLOYEES

         As of December 31, 1997, the Company had 372 full-time employees. These employees include 60 in sales, marketing and related activities, 57 in research and development, 208 in customer support, training and consulting services, and 47 in finance, administration and human resources. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company believes that its relations with employees are good. The loss of certain key employees or the Company's inability to attract and retain other qualified employees could have a material adverse effect on the Company's business and operations.

         Based on the Company's December 1997 plan to significantly reduce operating expenses and minimize the usage of cash, the Company underwent a reduction in work force of approximately 50 persons through January 1998. The Company's execution of this plan resulted in a work force reduction and other charge of $1,010,000, which was recorded in the fourth quarter of fiscal 1997. This charge included expenses related to work force reductions, severance payments, impairment of property and equipment and other costs.

ITEM 2.  PROPERTIES

         The Company's corporate headquarters are located in Tampa, Florida in a 24,000 square foot facility, including office space and customer training facilities, occupied under a lease expiring in September 2000. The Company leases additional office space in two other Florida cities, and in Alabama, California, Georgia, Illinois, Michigan, Minnesota, North Carolina, Pennsylvania, South Carolina, Texas, Virginia and Washington. The Company believes that its existing offices and facilities are adequate to support its current needs, and that suitable additional facilities will be available, when needed, on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

         In December 1995, the Company, Synergistic Technologies Business Systems, Inc. ("STI") and the sole shareholder of STI were named as defendants in a lawsuit filed by a former STI employee in the Fourth Judicial District Court of the State of Minnesota. The Company acquired substantially all of the assets and assumed certain specific liabilities of STI on November 1, 1995. On March 25, 1998, the Court issued an order on summary judgment that dismissed all claims against the Company and STI. The suit had alleged employment discrimination and tort, contract and equitable claims arising from the plaintiff's employment with STI prior to the Company's acquisition of STI's assets. The liabilities expressly assumed by the Company did not include any of the claims raised by the plaintiff in the suit. The plaintiff had alleged that the Company was nonetheless liable as a successor corporation for the claims asserted in the complaint. In addition, the plaintiff had alleged tortious interference with a prospective business relationship and conversion against the Company. The complaint sought, among other things, compensatory and punitive damages, and other legal and equitable relief. The Company had denied the plaintiff's assertion and, in addition, STI and its sole shareholder have agreed to indemnify the Company from the plaintiff's claims. One remaining claim against the sole shareholder of STI is scheduled to go to trial on March 30, 1998. The plaintiff will have the right to appeal the Court's summary judgment decision after final judgment is entered. If an appeal is filed, the Company intends to defend its position vigorously.

         A complaint was filed on July 24, 1997 in the United States District Court for the Middle District of Florida, captioned J. Conrad Lifsey vs. Harold
R. Ross, Gerald R. Wicker, Marc J. Fratello, Roy E. Crippen, III, Donald B. Hebb, Jr., Thomas S. Roberts, PowerCerv Corporation, Alex Brown & Sons, Inc., Robertson, Stephens & Company, ABS Capital Partners, L.P., Summit investors II, L.P., and Summit Ventures III, L.P. The complaint purports to be a class action on behalf of those persons who purchased shares of the Company's common stock from March 1, 1996 (the date of the Company's initial public stock offering) through July 24, 1996. The complaint alleges, among other things, that the defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Company's initial public offering of stock and in its subsequent securities filings, press releases and other public statements. The plaintiff seeks damages of an unspecified amount, rescission of certain securities sales and certain other remedies. On March 19, 1998, the defendants filed their motions to dismiss this complaint. An effect of this motion filing is to postpone any discovery on this case until after the motions are ruled on by the Court. No ruling has yet been handed down. The defendants deny any wrongdoing and intend to contest the suit vigorously.

         The Company had previously reported legal proceedings with Crown Paper Co. ("Crown") arising from two June 1997 complaints, one filed by Crown in the United States District Court for the Northern District of California and a second complaint filed by the Company in the Thirteenth Judicial Circuit, Hillsborough County, Florida, Civil Division. During a November 1997 mediation, both the Company and Crown agreed to settle all claims asserted against the other, the effect of which had no material adverse impact on the Company's consolidated financial position. The parties finalized the binding settlement documents on January 28, 1998, and all legal proceedings between the Company and Crown were subsequently dismissed.

         A complaint was filed on August 29, 1997 in the United States District Court for the Northern District of Ohio, captioned Automated Packaging Systems, Inc. vs. PowerCerv Corporation. The plaintiff sought a declaratory judgement with respect to its rights and obligations on a 1995 software license and service agreement and a development agreement. The complaint also alleged breach of contract, breach of certain warranties and fraudulent inducement. The plaintiff sought compensatory damages in excess of $75,000, punitive damages in excess of $1 million and other relief. The Company had claims against the plaintiff including its failure to pay outstanding invoices of approximately $420,000. In December 1997, the Company filed a motion to dismiss certain claims in this matter. On March 26, 1998, the plaintiff and the Company agreed in principal to settle this case. The Company believes that the final resolution of this matter will occur in early April 1998, and that the proposed settlement will have no material adverse impact on the Company's consolidated financial position.

         The Company is also subject to miscellaneous legal proceedings in the normal course of business. The Company is currently defending these proceedings and claims, and anticipates that it will be able to resolve these matters in a manner that will not have a material adverse effect on the Company's consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.

                                     PART II
                                     -------


ITEM 5.  MARKET VALUE OF THE REGISTRANT'S COMMON STOCK

         The Company's Common Stock, $.001 par value ("Common Stock"), is traded on the Nasdaq National Market under the symbol "PCRV." Prior to the Company's March 1, 1996 initial public offering ("IPO"), there was no established public trading market for the Common Stock. The following table sets forth the range of high and low sales prices on the National Market for the Common Stock since the IPO, as reported by Nasdaq. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

         Fiscal 1996                                          High              Low
         -----------                                        -------          --------

         1st Quarter (subsequent to March 1, 1996)          $ 18.00          $  14.00
         2nd Quarter                                          19.50             11.25
         3rd Quarter                                          13.25             3.125
         4th Quarter                                          5.625             2.875

         Fiscal 1997                                          High              Low
         -----------                                        -------          --------

         1st Quarter                                        $ 6.875          $  3.250
         2nd Quarter                                          4.250             2.750
         3rd Quarter                                          3.875             2.125
         4th Quarter                                          3.750             1.750

         As of December 31, 1997, the Company had approximately 79 shareholders of record, and the Company believes there are more than 1,781 beneficial shareholders. The Company declared no dividends in respect of its Common Stock in 1996 and 1997. The Company intends to retain any earnings for use in the business for the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

         The following historical selected consolidated financial data of the Company is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The balance sheet data set forth below for the years ended December 31, 1997 and 1996 and the statement of operations data for the years in the three-year period ended December 31, 1997 are derived from the Consolidated Financial Statements of the Company audited by KPMG Peat Marwick LLP, independent certified public accountants appearing elsewhere in this report on Form 10-K. The statement of operations data set forth below with respect to the fiscal years ended December 31, 1994 and 1993, and the balance sheet data as of December 31, 1995, 1994 and 1993 are derived from the audited financial statements not included in this Form 10-K.

                                                                            YEARS ENDED
                                                                           DECEMBER 31,
                                                      --------------------------------------------------------
                                                         1997       1996        1995       1994        1993
                                                      ---------  ----------  ---------- ----------  ----------
                                                               (In thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
Revenue:
   License fees                                       $  6,434      11,324       8,258      2,280          439
   Technology resales                                    2,385       2,860       3,368      2,399        2,159
   Service fees                                         24,268      23,172      16,573      8,453        2,405
                                                      --------   ---------   ---------  ---------   ----------
      Total revenue                                     33,087      37,356      28,199     13,132        5,003
                                                      --------   ---------   ---------  ---------   ----------

Costs and expenses:
   Cost of licenses                                      2,975       1,319         439        445            -
   Cost of technology resales                            1,871       2,337       2,651      1,802        1,692
   Cost of services                                     19,635      15,973      10,341      4,614        1,058
   General and administrative                            7,687       5,256       4,761      2,441          542
   Sales and marketing                                  11,075      10,730       4,829      1,826          543
   Research and development                              5,788       6,688       3,082        481        -
   Work force reduction and other                        1,010       -           -          -            -
   In-process research and development                    -            100       6,913      -            -
                                                      --------   ---------   ---------  ---------   ----------

      Total costs and expenses                          50,041      42,403      33,016     11,609        3,835
                                                      --------   ---------   ---------  ---------   ----------
Operating income (loss)                                (16,954)     (5,047)     (4,817)     1,523        1,168
Other income (expense)                                     578         674        (158)        (7)       -
                                                      --------   ---------   ---------  ---------   ----------
Income (loss) before income taxes                      (16,376)     (4,373)     (4,975)     1,516        1,168
Income tax expense (benefit)                             1,711      (1,658)      -           -           -
                                                      --------   ---------   ---------  ---------   ----------
Net income (loss)                                     $(18,087)     (2,715)     (4,975)     1,516        1,168
                                                      ========   =========   =========  =========   ==========
Basic and diluted net loss per share                  $  (1.31)      (0.21)
                                                      ========   =========
Shares used in computing basic and diluted
   net loss per share                                   13,839      12,950
                                                      ========   =========

Pro forma (1):
   Income (loss) before income taxes as reported                             $  (4,975)     1,516        1,168
   Income tax expense (benefit)                                                   (550)       605          450
                                                                             ---------  ---------   ----------
   Net income (loss)                                                         $  (4,425)       911          718
                                                                             =========  =========   ==========
   Basic and diluted net income (loss) per share                             $   (0.52)      0.11         0.09
                                                                             =========  =========   ==========
   Shares used in computing basic and diluted
        net income (loss) per share                                              8,451      8,400        8,400
                                                                             =========  =========   ==========

                                                                              DECEMBER 31,
                                                         --------------------------------------------------------
                                                            1997        1996       1995        1994       1993
                                                         ----------  ---------  ----------  ---------  ----------
                                                                          (Table in thousands)

BALANCE SHEET DATA:
Cash and cash equivalents                                  $ 6,360     14,637           1         87           2
Working capital                                              7,885     21,619      (1,308)     1,368         760
Total assets                                                19,242     36,351      15,292      4,630       1,844
Long-term debt, less current portion                             -          -       8,932          -           -
Convertible preferred stock                                      -          -       5,500          -           -
Redeemable preferred stock                                       -          -       5,500          -           -
Retained earnings (accumulated deficit)                    (37,921)   (19,834)    (17,119)     2,015         930
Shareholders' equity (deficit)                              12,957     30,992     (15,990)     2,024         938


(1) Prior to May 15, 1995, the Company had elected to be treated as a small business corporation (S Corporation) for income tax purposes. The pro forma income taxes have been calculated using the statutory tax rates in effect during the applicable periods, as if the Company was taxable as a C Corporation. The pro forma income taxes also assume the adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, for all periods presented above. The basic net income (loss) per share and the shares used in computing basic and diluted net income (loss) per share were computed in accordance with the statement of Financial Accounting Standards No. 128, Earnings Per Share, which the Company adopted during the year ended December 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company's revenues consist primarily of software license fees, resales of software products developed by other independent software vendors ("technology resales") and fees for services, including consulting, education and maintenance. The Company was organized in April 1992, and through calendar year 1994 a substantial part of the Company's revenue was derived from technology resales and consulting and education services. The Company began selling its own license product in the fourth quarter of 1993. Since then, the Company has brought several additional tools and applications to the market. Service fees remain the Company's largest single revenue source, although the Company's strategy is to seek to increase revenue generated by licensing its application products as a percentage of total revenue.

         The discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company's future actual results may differ materially from the results discussed herein and including those in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those risks discussed in this section under "Forward Looking Statements and Associated Considerations".

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

         In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2: Software Revenue Recognition ("SOP 97-2") which is effective for software transactions entered into in fiscal years beginning after December 15, 1997. Accordingly, the Company adopted SOP 97-2 beginning in fiscal 1998. The Company has evaluated the effect of SOP 97-2, and does not anticipate that it will have a material impact on its operating results. Revenue is recognized from licenses of the Company's software products when the contract has been executed, the product(s) has been shipped, collectibility is probable and the software license fees are fixed or determinable. The Company generally accounts for consulting services separate from software license fees for those arrangements where services are separately stated on a time and materials basis and are not essential to the customer's functionality requirements. If any portion of the software license fees is subject to forfeiture or refund, the Company will postpone revenue recognition until the contingency has been removed. Revenues from consulting services are recognized as those services are performed. Revenues from maintenance and support are recognized ratably over the term of the maintenance period.

         During December 1997, the Company recorded a charge of $1,010,000 for work force reductions and other charges with the intent to significantly reduce operating expenses and the usage of cash. The charge included severance and related costs associated with 50 employees, a charge for impairment of property and equipment, costs related to office downsizing or closings and other costs.

         On March 1, 1996, the Company completed its initial public offering ("IPO") and issued 2,900,000 shares of its common stock at a price of $14.00 per share and on April 3, 1996 the underwriter exercised the over-allotment option and the Company issued 495,000 additional shares of its Common Stock. The total cash received was approximately $43.3 million net of offering costs, underwriting discounts and commissions. See "Liquidity and Capital Resources" for a discussion on the use of the IPO proceeds.

         Effective November 1, 1995, the Company completed the acquisition of substantially all of the net assets of STI, including intellectual property rights to its accounting software application product. Effective December 6, 1995, the Company also completed the acquisition of the intellectual property rights related to manufacturing and customer order software applications owned by Reliance Electric Industrial Company ("Reliance"). These acquisitions allowed the Company to enhance its suite of application products, resulting in the Company's ability to offer its customers a broader range of client/server application products. Effective January 1, 1996, the Company expanded its sales and consulting force and acquired rights to a client/server development tool by the completion of the acquisition of substantially all of the net assets of Visual Systems Development Group of Michigan, Inc. The Company is not currently considering additional significant acquisitions of complementary businesses, products or technologies, although it may do so in the future.

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

RESULTS OF OPERATIONS

          The following table sets forth, for the periods indicated, certain financial data regarding the Company's revenues derived from license fees, technology resales and service fees:

Revenue:                                                 FOR THE YEAR ENDED DECEMBER 31,
                                    ---------------------------------------------------------------------
                                                               ($'s in thousands)
                                         1997         Change         1996        Change         1995
--------------------------------    ------------- ------------- ------------- ------------ --------------
License fees                            $6,434        (43)%        $11,324         37%          $8,258
Percentage of total revenue                 20%                         30%                         29%
--------------------------------    ------------- ------------- ------------- ------------ --------------
Technology resales                      $2,385        (17)%         $2,860        (15)%         $3,368
Percentage of total revenue                  7%                          8%                         12%
--------------------------------    ------------- ------------- ------------- ------------ --------------
Service fees                           $24,268          5%         $23,172         40%         $16,573
Percentage of total revenue                 73%                         62%                         59%
--------------------------------    ------------- ------------- ------------- ------------ --------------

         License Fees. The Company's license fees are derived from licensing the Company's application products and development tools. The Company establishes its licensing fees using a tiered pricing approach based on the number of concurrent servers and users. Source code licenses are available at an additional cost.

         License fees increased 37% from 1995 to 1996 due primarily to an increase in the number of licenses sold as well as increased transaction size, OEM license fees, and increased market acceptance of the Company's application products. Increased OEM license fees includes a $2 million license fee from a channel partner in which the Company subsequently acquired a four-five percent ownership interest for $1.5 million. The Company believes that its release of enhancements for its application products at the end of the third quarter of 1996 which was later than originally planned negatively impacted the Company's 1996 license fees.

         The Company's license fees decreased 43% from 1996 to 1997 due to lower product application and development tools sales. Lower sales in part were a result of the early 1997 restructuring of the Company's direct sales force and sales management and the Company's continuing efforts to increase the number and caliber of its direct sales force. Given that the typical application sales cycle is at least four to nine months long, there is a corresponding lag before the Company will see the effect, if any, of the increased sales force on its license sales. During late December 1997 and through January 1998, the Company implemented a new plan and strategy to increase license revenues from its application products. Under this plan, the Company has focused its marketing and sales efforts on licensing its ERP/back-office and front-office application products to mid-size U.S. discrete manufacturing companies with annual revenues between $25 million and $500 million. The decision to implement this new plan is the result of the Company's assessment of the market for enterprise application software solutions, the Company's products and its strengths. Pursuant to this new plan, the Company approved and implemented a financial operating plan associated with its marketing and sales focus, hired a president/COO with relevant industry experience to assist in connection with executing this plan, and promoted its director of international sales to the new position of senior vice president of worldwide sales. The plan also includes continued enhancement of the Company's application products, recruiting and training additional marketing and sales professionals and recruiting and training additional consulting personnel. Management believes this new plan will assist the Company in attempting to accomplish its strategic objective to increase license revenues from its application products; however, there can be no assurance that the Company will achieve this objective or that the Company's license revenues will increase in accordance with its expectations.

         Sales of the Company's development tools decreased $1,359,000 for the year ended December 31, 1997 compared to 1996 due to increased competition in the software development tools market and the Company's decision to focus its sales, marketing and development resources on its application products. In addition, the second quarter 1996 release of Sybase's PowerBuilder(R) version
5.0 software created a certain amount of client/server class library market indecisiveness which negatively impacted revenues associated with one of the Company's software development tools. Although the Company released a new version of its class library development tool in the first quarter of 1997, the Company believes this negative impact is expected to continue on its development tools sales.

         Technology resales. Technology resales are derived from licensing complementary client/server and Internet development tools developed by other independent software vendors. Technology resales and related services are more susceptible to change based on the price for such products and services than the Company's application license fees and related services. Technology resales revenue decreased 15% from 1995 to 1996 and

17% from 1996 to 1997 due to the Company's increased focus on sales of its own application products and development tools and increased market competition for technology resale products. The Company believes that 1998 technology resales revenue, as a percentage of total revenue, will be less than in prior year periods.

         Service fees. The Company's service fees consist of revenue from consulting, education and maintenance services. Consulting services are primarily provided on a time and material basis, educational services are generally priced on a per student basis and annual maintenance service fees are based on a percentage of the related license fees. During 1996, service fees grew 40% over 1995 due primarily to the increase in the number of consulting personnel, increase in the realized consulting hourly rates and the additional maintenance revenue provided by the Company's product licensing activities. During 1997, service fees grew 5% over 1996 due primarily to the increase in the realized consulting hourly rates, increase in education revenue and the additional maintenance revenue provided by the Company's product licensing activities. During 1997 as compared to 1996, consulting fees increased 3%, education fees increased 5% and maintenance fees increased 26%.

COSTS AND EXPENSES

         The following table sets forth, for the periods indicated, certain financial data regarding the Company's costs associated with its license fees, technology resales and services:

Cost of revenue:                                        FOR THE YEAR ENDED DECEMBER 31,
                                   ----------------------------------------------------------------------
                                                              ($'s in thousands)
                                       1997          Change         1996         Change         1995
-------------------------------    -------------- ------------- ------------- ------------- -------------
Cost of licenses                     $ 2,975         126 %       $ 1,319         200 %        $   439
Gross profit percentage                   54%                         88%                          95%
-------------------------------    -------------- ------------- ------------- ------------- -------------
Cost of technology resales           $ 1,871         (20)%       $ 2,337         (12)%        $ 2,651
Gross profit percentage                   22%                         18%                          21%
-------------------------------    -------------- ------------- ------------- ------------- -------------
Cost of services                     $19,635          23 %       $15,973          54 %        $10,341
Gross profit percentage                   19%                         31%                          38%
-------------------------------    -------------- ------------- ------------- ------------- -------------

         Cost of Licenses. The cost of licenses consists primarily of production costs, royalties associated with a module of one of the Company's application products, and the amortization of intangible assets. The cost of licenses increased 200% from 1995 to 1996 and 126% from 1996 to 1997 due to the amortization of intangible assets acquired in the STI, Visual and Reliance acquisitions. Additionally, in 1997 the cost of licenses increased compared to 1996 as a result of a charge of approximately $1,300,000 to reduce the intangible assets acquired in the STI, Visual and Reliance acquisitions to their net realizable value. The gross profit percentage decreased from 95% during 1995 to 88% during 1996 as a result of the increased amortization of intangibles discussed above, and to 54% during 1997 due to the reduction in intangible assets of approximately $1,300,000 and the decrease in 1997 license fee revenue compared to the license fee revenue recorded in 1996. The Company will incur an annual amortization expense of approximately $400,000 during 1998, $300,000 during 1999 and $100,000 for the three years thereafter.

         Cost of Technology Resales. The cost of technology resales consists primarily of costs associated with resales of complementary client/server and Internet development tools developed by independent software vendors. The cost of technology resales decreased in 1997 and 1996 compared to the prior year because of a decrease in technology resales revenue. This decrease in revenue is due to an increased focus on sales of its own software development tools and application products and increased market competition for technology resale products.

         Cost of Services. The cost of services consists primarily of compensation and travel costs associated with providing consulting, product support, technical services and education. The cost of services increased 54% from 1995 to 1996 and 23% from 1996 to 1997 primarily due to increased number of personnel, compensation and related expenses. The decrease in gross profit percentage from 38% during 1995 to 31% during 1996 and to 19% during 1997 resulted from providing certain services at reduced rates or on a "no charge" basis in connection with addressing customer issues, higher costs associated with recruiting and training a more experienced, and thus more expensive, consulting staff. Other factors that contributed to higher costs of services included higher than expected consultant turnover, lower utilization of the application consultants due to lower application license sales and delays associated with the redeployment of consultants from large projects that were completed.

          The following table sets forth, for the periods indicated, certain financial data regarding the Company's operating expenses:

Operating expenses                              FOR THE YEAR ENDED DECEMBER 31,
                                          -------------------------------------------
                                                       ($'s in thousands)
                                            1997    CHANGE    1996     CHANGE   1995
---------------------------------------   -------   ------   -------   ------  ------
General and administrative                $ 7,687      46%   $ 5,256     10%   $4,761
Percentage of total revenue                    23%                14%              17%
---------------------------------------   -------    ----    -------   ----    ------
Sales and marketing                       $11,075       3%   $10,730    122%   $4,829
Percentage of total revenue                    33%                29%              17%
---------------------------------------   -------    ----    -------   ----    ------
Research and development                  $ 5,788    (13)%   $ 6,688    117%   $3,082
Percentage of license fees revenue             90%                59%              37%
---------------------------------------   -------    ----    -------   ----    ------

          General and administrative ("G&A"). G&A expenses include compensation, communications, accounting, human resources, legal and related facilities expenses. The increase in G&A expenses in 1996 from 1995 of 10% was a result of the continued expansion of the Company's administrative staff to support its operations, and increased expenses associated with being a public company. The increase in G&A expenses in 1997 from 1996 of 46% was a result of an increased bad debt expense of approximately $1,700,000 and increased legal expenses primarily associated with litigation matters. As a result of the Company's implementation of the financial operating plan associated with its marketing and sales focus, and the work force reduction, the Company expects its G&A expenses to be lower during 1998 as compared to 1997.

          Sales and Marketing. Sales and marketing expenses primarily consist of compensation paid to sales and marketing personnel, costs of marketing, direct mail and telemarketing activities, costs of public relations, trade shows and conferences, and related communication costs. Sales and marketing expenses increased as a percentage of total revenue from 17% in 1995 to 29% in 1996 primarily due to the Company's investment in its direct and indirect sales force (including the Company's Business Development Group and Technology Deployment Group), its opening of an international office in The Netherlands and increased marketing expenses for the Company's products and services. During the third quarter of fiscal 1996, the Company restructured the sales management team from ten districts to three sales regions to reduce the number of layers between the customer and sales management as well as reduce the infrastructure costs. The sales and marketing expenses increased as a percentage of total revenue to 33% in 1997 as a result of the Company continuing to invest in its direct and indirect sales force, increased marketing expenses for the Company's products and services and increased costs associated with sales force turnover. As a result of the Company's implementation of the financial operating plan associated with its marketing and sales focus, and the work force reduction, the Company expects its sales and marketing expenses to be lower during 1998 as compared to 1997.

          Research and development ("R&D"). R&D costs consist primarily of compensation and related facilities and equipment costs associated with developing, maintaining and enhancing the Company's application products and development tools. Since inception, the Company has not capitalized any internal R&D costs as the costs incurred during the period between the point in time that technological feasibility is established and that a product is released to the market have been insignificant. R&D costs increased 117% from 1995 to 1996 primarily due to costs associated with additional R&D personnel necessary to expand and enhance the Company's application products and development tools. During the second and third quarters of fiscal 1996, the Company temporarily reassigned consulting personnel to R&D positions to facilitate new version releases of its application products. This temporary transfer not only increased R&D costs but also decreased service fees during those respective quarters. Following the Company's September 30, 1996 release of its ADAPTlication Series of products, the Company consolidated four separate application R&D centers into one facility to reduce costs and facilitate a more effective development environment. R&D costs decreased 13% from 1996 to 1997 primarily due to the temporary assignment of consulting personnel to R&D positions and the consolidation of R&D facilities as described above. Additionally in March 1997, the Company hired an experienced industry executive to manage the R&D organization. R&D costs as a percentage of license fees have increased from 37% in 1995 to 59% in 1996 as a result of higher R&D costs during 1996 compared to 1995. R&D costs as a percentage of license fees increased to 90% during 1997 as a result of lower license fee revenues during 1997 as compared to 1996. As a result of the Company's implementation of the financial operating plan associated with its marketing and sales focus, and the work force reduction, the Company expects its R&D expenses to be lower during 1998 as compared to 1997.

    WORK FORCE REDUCTION AND OTHER CHARGE

         During December 1997, the Company recorded a work force reduction and other charge totaling $1,010,000. In addition to severance and related costs of $411,000, it included a charge related to impairment of property and equipment of $192,000, costs of $113,000 related to office downsizing or closings and other costs totaling $294,000. The Company expects its G&A, R&D, and sales and marketing costs to be significantly lower during fiscal 1998 as a result of this work force reduction.

    IN-PROCESS RESEARCH AND DEVELOPMENT

         An aggregate expense of $6.9 million was recorded in the fourth quarter of 1995 as a result of the STI and Reliance intellectual property acquisition transactions and a $0.1 million expense was recorded in the first quarter of 1996 as a result of the Visual transaction related to the acquisition of in-process research and development. Such amounts have been recorded as an operating cost and a reduction of operating income.

    INCOME TAX EXPENSE (BENEFIT)

         Until May 1995, the Company was treated as an S Corporation for federal and state income tax purposes. Accordingly, federal income taxes on any earnings were payable by the Company's shareholders rather than the Company. On May 15, 1995, the Company terminated its S Corporation status and became subject to statutory corporate income taxes. During 1997, the Company increased its deferred income tax asset valuation allowance by $7.9 million to offset deferred tax benefits previously recorded and reduce the deferred tax asset balance to zero. The decision to fully reserve the deferred income tax asset was primarily the result of the Company's continued losses from operations. Any realization of the Company's net deferred tax asset will reduce the Company's effective tax rate in future periods.

    LIQUIDITY AND CAPITAL RESOURCES

         From the inception of the Company until the IPO, the Company financed its operations primarily through cash flow from operations, private sales of equity securities, shareholder loans and borrowings under a commercial line of credit. In May 1995, the Company sold a total of 55,000 shares of its Redeemable Preferred Stock and 1,600,000 shares of its Convertible Preferred Stock to certain institutional investors for a total price of $11.0 million. During 1995, prior to termination of its S Corporation status, the Company made approximately $14.1 million of distributions to its founding shareholders in the form of cash and notes. In December 1995, the Company borrowed a total of $1.0 million from the Company's three founding shareholders pursuant to promissory notes bearing interest at the rate of 8% per annum.

         The Company's IPO resulted in net proceeds of approximately $43.3 million. The Company used these IPO proceeds to repay the $7.1 million promissory note issued to Reliance in connection with the acquisition of certain software from Reliance; redeem all outstanding shares of the Company's Redeemable Preferred Stock of approximately $5.5 million; repay promissory notes from the Company to the three founding shareholders of the Company of approximately $3.4 million; repay the outstanding bank line of credit balances; and repay the $1.0 million working capital notes from the three founding shareholders of the Company. The remaining proceeds from the IPO were invested in short-term investments and are being used to provide working capital and capital resources as needed.

         At December 31, 1997, 1996 and 1995, the Company had available cash and cash equivalents of $6,360,249, $14,637,168 and $500 respectively, and working capital of $7.9 million, $21.6 million, and $(1.3) million, respectively. At December 31, 1997, the Company had approximately $7.5 million of accounts receivable.

         The Company has an unsecured $5 million revolving line of credit with a commercial bank for working capital and other purposes. The line of credit expires February 15, 1999 and bears interest at a rate equal to the 90 day floating LIBOR rate plus 150 or 200 basis points, based on the Company's tangible net worth. The line of credit requires the Company to maintain certain financial ratios. At December 31, 1997, no balance was outstanding on the line of credit. On

January 26, 1998, the Company and its bank amended the terms of this line of credit providing for the application of a $300,000 sublimit for the purpose of supporting letters of credit.

         Net cash provided by financing activities for the years ended December 31, 1997, 1996 and 1995 was $0.1 million, $22.8 million and $4.6 million, respectively.

         Net cash used in operating activities for the years ended December 31, 1997, 1996 and 1995 was $7.6 million, $4.8 million and $0.9 million, respectively. In 1997 and 1996, uses of cash increased as a result of increased expenditures in research and development associated with the October 1997 and September 1996 application product releases and increased marketing and sales costs due to the Company's increased investment in its sales force and marketing organizations.

         Net cash used in investing activities for the years ended December 31, 1997, 1996 and 1995 was $0.7 million, $3.4 million and $3.8 million, respectively. Such uses were for purchases of furniture, fixtures, and communication and computer equipment. In 1995, such uses included $2.3 million associated with the STI and Reliance transactions and in 1996 included $1.5 million for an investment in a non-public third party and $0.1 million related to the STI transaction.

         To date, inflation has not had a material effect on the Company's financial results. There can be no assurance, however, that inflation may not adversely affect the Company's financial results in the future.

         If the Company is not successful in achieving targeted license and service revenues, the Company may be required to take further actions to align its operating expenses with its revenues, such as further reductions in work force or other cost cutting measures. The Company is dependent upon its ability to generate cash flows from its license and service fees, as well as the collection of its outstanding accounts receivable, to maintain its current liquidity levels.

    The Company believes that, based upon its projected revenues and the operating expense reductions associated with the recent work force reduction, that funds generated from operations, existing cash and cash equivalents and its short-term accounts receivable together with the availability of the line of credit, will be sufficient to finance the Company's operations for at least the next twelve months.

YEAR 2000 COMPLIANCE

         The Company has reviewed its computer information systems to identify any systems that could be affected by the "Year 2000" issue. Year 2000 problems typically arise from computer programs using two characters rather than four to define the applicable year. This could result in system failure or miscalculations. The Company presently believes that its software systems which include its application products and other internally-developed software, its relational data base management system, and its information systems hardware used in connection with managing the Company's operations are Year 2000 compliant.

         The Company has not assessed fully the impact of the Year 2000 compliance issue on the entities with whom the Company interacts, such as its channel partners, resellers, distributors, suppliers, manufacturers and customers. The Company has issued, however, a Year 2000 position statement for those entities with which the Company does business. The Company also has not verified that its non-information systems equipment is Year 2000 compliant.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED CONSIDERATIONS

         This report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "estimate," "expect," "intend," "anticipate" and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. In addition, the Company may from time to time make oral forward looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Such statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations; (ii) the industry in which the Company operates; (iii) the Company's business and growth strategies; and (iv) other matters. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements. Factors to consider in evaluating any forward-looking statements and the other information contained herein include the following:

          Ability to Manage Change. The Company was incorporated in April 1992 and commercially shipped its initial products in late 1993. Since inception and through fiscal 1996, the Company experienced rapid growth in its revenue, the number of its employees and the scope of its operations. The number of Company employees, for example, has fluctuated from 11 on December 31, 1992, to 420 as of December 31, 1996, and to 372 as of December 31, 1997. The Company's rapid growth has resulted in, and is expected to continue to create, new and increased responsibilities for management personnel, as well as additional demands on the Company's operating and financial systems, including addressing and reducing employee turnover. The Company's business and future growth will depend on the efforts of key management personnel and the Company's ability to attract and retain qualified management personnel. The Company's business plan will also require it to recruit additional qualified technical personnel, to enhance its managerial systems for its operations, and to successfully integrate new employees and systems into its existing operations. If the Company is unable to manage change effectively, the Company's business, financial condition and results of operations could be materially adversely affected.

          The Company began operations primarily as a value-added reseller of client/server software development tools developed by third parties and as a provider of related consulting services. For each fiscal quarter since that time, including the quarter ended December 31, 1997, revenue from services has accounted for at least a majority of the Company's revenue. Although the Company's initial development tool, PowerTOOL, became commercially available in the fourth quarter of 1993, the Company's other development tool offerings were commercially introduced in the second half of 1995 or the first quarter of 1996. The Company's first application product, PowerCerv Manufacturing (previously known as Adaptlication for manufacturing), was commercially introduced in the third quarter of 1994, but the Company's remaining application product offerings were commercially introduced or acquired in the second and third quarters of 1995. The Company's strategy is to seek to increase its revenue from the sale of the Company's software products (primarily its application products) as a percentage of total revenue. However, selling, distributing and supporting computer software may demand different sales, technological and management skills than providing software consulting services. To be successful, the Company and its management will be required to adapt to the changing nature of the Company's business. Any failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

          As a result of its growth, the Company has significantly increased its operating expenses in recent periods as it has continued to expand its organization to support sales growth and product development. There can be no assurance that the Company will be able to increase its levels of revenue or achieve profitability in the future.

          During fiscal 1997, the Company's revenues totaled approximately $33 million or approximately $4 million less than fiscal 1996. In addition, the Company posted an $18 million loss during fiscal 1997. In response, in late 1997 the Company embarked on a corporate-wide initiative to focus its efforts on ERP/back-office and front-office enterprise application solutions for mid-size U.S. discrete manufacturers with annual revenues between $25 million and $500 million. The Company also initiated a search for an experienced executive to focus on executing this strategy, which search was successfully completed in February 1998 with the hiring of its new President/COO. In addition, to reduce operating expenses and minimize the usage of cash, the Company underwent a reduction in work force of approximately 50 persons through January 1998. This plan resulted in a work force reduction and other charges of $1,010,000.00 which was recorded in the fourth quarter of fiscal 1997. This charge included expenses related to work force reductions, severance payments, impairment of property and equipment, office closings and other costs. The Company believes that this strategy and these accomplishments will positively impact the business and financial condition of the Company; however, there can be no assurance that the Company will achieve those objectives sought in connection with this ERP/back-office and front-office sales and marketing focus.

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

          Liquidity. The Company's cash and cash equivalents decreased from $14,637,168 at December 31, 1996 to $6,360,249 at December 31, 1997, principally due to cash used in operations. Net cash used in operating activities was $7,590,328 for the year ended December 31, 1997, and $4,809,310 for the year ended December 31, 1996. In 1997 and 1996, uses of cash increased as a result of increased expenditures in research and development associated with the October 1997 and September 1996 application product releases and increased marketing and sales costs due to the Company's increased investment in its sales force and marketing organizations. To reduce operating expenses and minimize the usage of cash, the Company underwent a reduction in work force of approximately 50 persons. This plan resulted in a work force reduction and other charge of $1,010,000, which was recorded in the fourth quarter of fiscal 1997. This charge included expenses related to work force reductions, severance payments, impairment of property and equipment, office closings and other costs. If the Company is not successful in achieving targeted license and services revenues or positive cash flow, the Company may be required to take further actions to align its operating expenses with its revenues, such as further reductions in work force or other expense cutting measures.

         Fluctuations in Quarterly Activities and Results of Operations. The Company has experienced significant fluctuations in its revenues and operating results from quarter to quarter and anticipates that it will continue to experience such quarterly fluctuations. Factors that may contribute to such fluctuations include, among others, the number of new orders and product shipments; the size and timing of new orders; overall market demand for the Company's products and services; seasonal factors that generally influence purchasing decisions of computer software; the timing and significance of new product announcements by the Company and its competitors; the ability of the Company to develop, market and ship existing, new and enhanced versions of the Company's products on a timely basis; competition and pricing in the software industry; reduction in demand for existing products and shortening of product life cycles as a result of new product introductions by competitors; product quality problems; customer order deferrals in anticipation of new products; changes in customer budgets; changes in the mix between the Company's products, technology and resale products and services; the mix of direct and indirect sales; reassignment of consultants from providing billable services to research and development positions; changes in the Company's sales incentive strategy; changes in the Company's strategy; changes in the Company's operating expenses; personnel changes; the evolving nature of the client/server marketplace; conditions or events in the manufacturing industry; and general economic factors. Any one or more of these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. The potential occurrence of any one or more of these factors makes the prediction of revenue and results of operations on a quarterly basis difficult.

         License revenues for the Company's applications products generally reflect a relatively high amount of revenue per order. The loss or delay of individual orders for these products, therefore, could have a more significant impact on the revenues and quarterly results of the Company than on those of companies with higher sales volumes and lower revenues per order. The Company's software products generally are shipped as orders are received (generally are no significant order backlog exists); and revenues are recognized as software products are shipped if collection is probable and the remaining Company obligations are insignificant. As a result, software license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. The timing of license revenues derived from sales of the Company's application products is difficult to predict because of the length of the sales cycle for these products, which is typically at least four to nine months long. In addition, the Company's license revenues occur predominantly in the third month of each quarter and tend to be concentrated in the last weeks or days of a quarter. Accordingly, the Company's quarterly results of operations are difficult to predict and delays in product delivery or in closings of license sales near the end of a quarter could cause quarterly revenues and, to a greater degree, net income, to fall substantially short of anticipated levels. Since the Company's operating expenses are based on anticipated revenue trends and because a high percentage of the Company's expenses are relatively fixed, a delay in the recognition of revenue from a limited number of application license transactions could cause significant variations in the Company's operating results from quarter to quarter and could result in losses. To the extent such expenses precede, or are not subsequently followed by, increased revenues, the Company's operating results would be materially adversely affected. In addition, the achievement of anticipated revenues is substantially dependent on the ability of the Company to attract, on a timely basis, and retain skilled personnel, especially sales and service personnel. As a result of these factors, revenues for any quarter are subject to significant variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Fluctuations in operating results may also result in volatility in the price of the Company's Common Stock.

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

          Dependence on Product Development; and Associated Risks. The client/server software market is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. The Company's future success will depend upon its ability to enhance its current products and to develop and introduce new products on a timely basis that keep pace with technological developments, respond to evolving customer requirements and achieve market acceptance. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness or revenue. In the recent past, the Company has experienced unexpected delays in the introduction of certain of its products, which has had an adverse impact on the Company's revenue. Also, new products, when first released by the Company, may contain undetected difficulties or defects that, despite testing by the Company, are discovered only after they have been installed and used by customers. There can be no assurance that such difficulties will not be discovered in the future, causing significant customer relations issues, delays in product introduction and shipments, or requiring design modifications that could adversely affect the Company's competitive position, business, financial condition and results off operations. In addition, there can be no assurance that new products or product enhancements developed by the Company will achieve market acceptance, in which case the Company's business, financial condition and results of operations could be adversely affected. See "Business - Product Development."

          Competition. The market for enterprise software application products and services is intensely competitive, rapidly changing and significantly affected by new product offerings and other market activities. A number of companies offer products similar to the Company's products and services, which are targeted at mid-size discrete manufacturers. In addition, the Company's market has no proprietary barriers to entry, which would limit competitors from developing similar products or selling competing products. Many of the Company's existing competitors, as well as a number of potential competitors, have longer operating history, more established marketing and sales organizations, greater name recognition, larger R&D and technical organizations, significantly greater financial and technical resources and a larger installed based of customers than the Company. As a result, these competitors may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than can the Company. There can be no assurance that the Company will be able to compete successfully with existing or new competitors or that such competitors will not offer or develop products that are superior to the Company's products or that achieve greater market acceptance.

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

          Dependence on PowerBuilder(R) and Other Third-Party Products. The Company currently derives substantially all its revenue from (i) sales of its application products written using PowerBuilder(R) software and various relational database management software products available from Microsoft, Sybase, and (ii) consulting, education and maintenance services related to all of these products. As a result, any factor adversely affecting demand for or use of PowerBuilder(R) or, to a lesser extent, the other technology resale products sold by the Company, or adversely affecting the Company's relationship with Sybase, Inc. and Powersoft Corporation, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, Powersoft could in the future release development tools competitive with the Company's development tools. Moreover, any changes in or new versions of PowerBuilder that require changes to the Company's products could materially adversely affect the Company's business, financial condition and results of operations if the Company were not able to successfully develop or implement such changes in a timely fashion. The Company's future financial performance will also depend in part on the successful development and introduction of new and enhanced versions of PowerBuilder(R) and other products, and customer acceptance of such new and enhanced products. See "Business - Products and Services."

         Dependence on Proprietary Technology; Risks of Third-Party Claims for Infringement. The Company regards its products as proprietary trade secrets and confidential information. The Company relies on a combination of copyright, trademark and trade secrets laws, employee and third-party nondisclosure agreements and other industry standard methods for protecting ownership of its products. There can be no assurance, however, that in spite of these precautions, an unauthorized third party will not use, copy or reverse engineer portions of the Company's products. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the methods used by the Company to protect its products will be adequate or that the Company's competitors will not independently develop products that are substantially equivalent or superior to the Company's products.

         The Company believes that it has all necessary rights to market its software products and development tool products, although there can be no assurance that third parties will not assert infringement claims against the Company in the future. The Company expects that, as the number of products increase and the functionality of these products further overlaps, the likelihood of third parties asserting infringement claims against the Company will increase. Any claim, whether or not it has merit, could result in costly litigation, divert management attention, and require the Company to enter into royalty or other license arrangement. Such royalty or other license arrangement, if required, may not be available on terms acceptable to the Company or at all.

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

          Expansion of Indirect Channels; Potential for Channel Conflict. The Company markets its development tools, application products and services directly through both a direct sales force and telesales, and indirectly through marketing channels such as VARs, OEMs, channel partners and distributors. Although VARs, OEMs, channel partners and distributors accounted for an insignificant percentage of the Company's total revenue in 1995 and a growing percentage in 1996 and 1997, the Company is increasing resources dedicated to developing and expanding indirect marketing channels. There can be no assurance that the Company will be able to attract and retain a sufficient number of qualified VARs, OEMs, teaming partners and distributors to market successfully the Company's tools and applications. The failure to retain its VARs, OEMs, channel partners and distributors could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Selling through indirect channels may limit the Company's contacts with its customers. As a result, the Company's ability to accurately forecast sales, evaluate customer satisfaction and recognize emerging customer requirements may be hindered. The Company's strategy of marketing its products directly to end-users and indirectly through VARs, OEMs, teaming partners and distributors may result in distribution channel conflicts. The Company's direct sales efforts may compete with those of its indirect channels and, to the extent different resellers target the same customers, resellers may also come into conflict with each other. Although the Company has attempted to manage its distribution channels in a manner to avoid potential conflicts, there can be no assurance that channel conflicts will not materially adversely affect its relationships with existing VARs, OEMs, teaming partners or distributors or adversely affect its ability to attract new VARs, OEMs, teaming partners and distributors. See "Business - Marketing, Sales and Distribution."

          Voting Control by Management. The executive officers and directors of the Company beneficially own approximately 56% of the outstanding Common Stock as of March 10, 1998. As a result, while there is no agreement or understanding among the officers and directors of the Company with respect to the voting of their Common Stock, if they vote together, they will effectively be able to control the outcome of matters requiring a shareholder vote, including the election of directors, adopting or amending provisions of the Company's Articles of Incorporation and Bylaws, and approving mergers or other similar transactions, such as sales of substantially all the Company's assets. Control by the officers and directors may have the effect of discouraging certain types of transactions involving an actual or potential change of control of the Company, including transactions in which the holders of Common Stock might otherwise receive a premium for their shares over then-current market prices. In addition, the possibility of such persons exercising such control may limit the price that certain investors may be willing to pay in the future for shares of the Company's Common Stock. Moreover, the Company is not prohibited from engaging in transactions with its management and principal shareholders, or with entities in which such persons are interested. The Company's Articles of Incorporation do not provide for cumulative voting in the election of directors.

          Dependence on Key Personnel. The Company's success depends to a significant extent upon a number of key management and technical personnel, including its Chief Executive Officer, Marc J. Fratello, its Vice Chairman and Chief Technology Officer, Roy E. Crippen, III, and its President and Chief Operating Officer, Michael J. Simmons, the loss of one or more of whom could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that its future success will also depend in large part upon its ability to attract and retain highly skilled technical, management, sales and marketing personnel. Competition for such personnel in the computer software industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Departures and additions of key personnel may be disruptive to the Company's business and could have a materials adverse effect on the Company's business, financial condition and results of operations.

         Possible Volatility of Stock Price. The Company's stock price has fluctuated substantially since its March 1, 1996 initial public offering. The market price of the Common Stock is subject to significant fluctuations in response to quarterly and annual operating results of the Company, the gain or loss of significant customer orders, announcements of technological improvements or new products by the Company or its competitors, changes in financial estimates by securities analysts, changes in general conditions in the economy, the financial markets or the computer software industry, or other developments affecting the Company, its customers or its competitors, some of which may be unrelated to the Company's performance and beyond the Company's control. The stock of many technology companies has experienced extreme price and volume fluctuations unrelated to the operating performance of those companies. These market fluctuations have adversely affected and may continue to adversely affect the market price of the Company's Common Stock.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's Consolidated Financial Statements and Notes thereto and the report of KPMG Peat Marwick LLP, the Company's independent auditors, are set forth on the pages indicated in Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in or disagreements with respect to the Company's independent accountants during fiscal 1997.

                                    PART III

         Certain information required by Part III is omitted from this Report on Form 10-K since the Company will file a definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 2, 1998, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


     (a)  The following documents are filed as part of this Report:


          1.  Financial Statements, with Independent Auditors' Report                             PAGE

                Independent Auditors' Report ...................................................   37
                Consolidated Balance Sheets as of December 31, 1997 and 1996 ...................   38
                Consolidated Statements of Operations for each of the years in the
                    three year period ended December 31, 1997 ..................................   39
                Consolidated Statements of Shareholders' Equity for each of
                    the years in the three year period ended December 31, 1997 .................   40
                Consolidated Statements of Cash Flows for each of the years in the
                    three year period ended December 31, 1997 ..................................   41
                Notes to Consolidated Financial Statements .....................................   42

          2.  Financial Statement Schedules

                Schedule II - Schedule of Valuation and Qualifying Accounts for each
                    of the years in the three year period ended December 31, 1997...............   59


          3.  Exhibits


EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

    3.1 -- Articles of Incorporation of the Company effective as of January 1, 1996, as amended by the Articles of Amendment dated as of January 9, 1996 (incorporated herein by reference to Exhibit
             Number 3.1 to the Company's Registration Statement on Form S-1
             (File No. 333-00250)).

    3.2 -- Bylaws of the Company (incorporated herein by reference to Exhibit Number 3.2 to the Company's Registration Statement on Form
             S-1 (File No. 333-00250)).

   10.1 -- Management Services Agreement, dated as of January 1, 1996, between the Company and PowerCerv Technologies Corporation
             (incorporated herein by reference to Exhibit Number 10.25 to the Pre-Effective Amendment No. 1 to the Company's Registration
             Statement on Form S-1 (File No.
             333-00250)).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------

   10.2 -- Loan Agreement and related promissory note, security agreements and guarantees, each dated October 31, 1996, among NationsBank, N.A. (South) and the Company, for a $5,000,000 revolving line of credit (incorporated herein by reference from Exhibit Number 10.3 to the Company's Annual Report on Form 10-K for the year ended
             December 31, 1996).

   10.3 -- NationsBank Commitment Letter dated October 9, 1997, and related promissory note, dated October 22, 1997, extending the maturity of the Company's $5,000,000 revolving line of credit (filed herewith).

   10.4  --  Amendment to Loan Agreement, dated January 26, 1998, among
             NationsBank, N.A. and the Company, related to the Company's
             $5,000,000 revolving line of credit (filed herewith).

   10.5  --  Employment, Noncompetition, Development and Confidentiality
             Agreement, dated April 10, 1997, between PowerCerv Corporation and
             Marc J. Fratello (incorporated herein by reference from Exhibit
             Number 10.2 to the Company's Quarterly Report on Form 10-Q for the calendar quarter ended March 31, 1997).

   10.6  --  Employment, Noncompetition, Development and Confidentiality
             Agreement, dated April 10, 1997, between PowerCerv Corporation and
             Roy E. Crippen III (incorporated herein by reference from Exhibit
             Number 10.3 to the Company's Quarterly Report on Form 10-Q for the calendar quarter ended March 31, 1997).

   22    --  Subsidiary of the Registrant (incorporated herein by reference from Exhibit No. 21 to the Company's Registration Statement on
             Form S-1 (file no. 333-00250)).

   23.1  --  Independent Auditors' Consent.

   27.1  --  Financial Data Schedule.

     (b)  Reports on Form 8-K

          The Company filed a current report on Form 8-K dated November 24, 1997, to report under Item 5, Other Events, the resignation Harold Ross, the Company's Chairman and CEO and the promotion of Marc Fratello from his former role as President and COO to the Company's Chairman and CEO. In addition, the Company filed a current report on Form 8-K dated February 25, 1998, to report under Item 5, Other Events, the hiring of Michael Simmons as President and COO of the company.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PowerCerv Corporation and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

         As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1995.






         Tampa, Florida
         January 26, 1998, except with respect to Notes 9(c) and 10(c) which are as of February 25th, 1998

                              POWERCERV CORPORATION

                           Consolidated Balance Sheets

                           December 31, 1997 and 1996


                                                                                                         1997          1996
                                                                                                    ------------    ----------
                                     ASSETS
                                     ------
Current assets:
     Cash and cash equivalents                                                                      $  6,360,249    14,637,168
     Accounts receivable, net of allowance of $2,000,000 in 1997 and $550,000 in 1996                  7,480,350    11,474,968
     Inventories                                                                                         155,026       260,689
     Other current assets                                                                                173,478       405,460
                                                                                                    ------------    ----------

                  TOTAL CURRENT ASSETS                                                                14,169,103    26,778,285

Property and equipment, net                                                                            2,527,060     3,110,942
Intangible assets, net                                                                                   974,631     3,243,278
Investment in third-party                                                                              1,500,000     1,500,000
Deposits and other                                                                                        70,812        60,879
Deferred tax asset                                                                                                   1,657,700
                                                                                                    ------------    ----------

                  Total assets                                                                      $ 19,241,606    36,351,084
                                                                                                    ============    ==========


                      Liabilities and Shareholders' Equity
                      ------------------------------------
Current liabilities:
     Accounts payable                                                                               $  1,362,711     1,070,512
     Accrued expenses                                                                                  2,874,690     1,754,930
     Deferred revenue                                                                                  2,047,073     2,333,369
                                                                                                    ------------    ----------

                  Total current liabilities                                                            6,284,474     5,158,811

Common stock with redemption rights, $.001 par value, 50,000 shares issued and outstanding in 1996                     200,000

Shareholders' equity:
     Common stock, $.001 par value, 45,000,000 shares authorized; 13,797,000 shares and 13,783,000 shares (excluding those with redemption rights) issued and outstanding at
         December 31, 1997 and 1996, respectively                                                         13,797        13,783
     Additional paid-in capital                                                                       50,864,262    50,812,156
     Accumulated deficit                                                                             (37,920,927)  (19,833,666)
                                                                                                    ------------    ----------

                  Total shareholders' equity                                                          12,957,132    30,992,273

Commitments, contingencies and related party transactions
                                                                                                    ------------    ----------


                  Total liabilities and shareholders' equity                                        $ 19,241,606    36,351,084
                                                                                                    ============    ==========


See accompanying notes to consolidated financial statements.

                              POWERCERV CORPORATION

                      Consolidated Statements of Operations

                  Years ended December 31, 1997, 1996 and 1995

                                                                                 1997             1996              1995
                                                                           -------------        ----------       ----------
Revenue:
     License fees                                                          $   6,433,813        11,323,848        8,258,312
     Technology resales                                                        2,385,028         2,860,481        3,367,457
     Service fees                                                             24,267,886        23,171,986       16,572,746
                                                                           -------------        ----------       ----------

                  Total revenue                                               33,086,727        37,356,315       28,198,515
                                                                           -------------        ----------       ----------

Costs and expenses:
     Cost of licenses                                                          2,975,425         1,319,021          438,326
     Cost of technology resales                                                1,871,046         2,336,958        2,650,687
     Cost of services                                                         19,634,554        15,972,901       10,341,068
     General and administrative                                                7,686,842         5,255,869        4,761,271
     Sales and marketing                                                      11,075,102        10,730,429        4,829,125
     Research and development                                                  5,787,529         6,688,520        3,082,017
     Work force reduction and other                                            1,010,000             -                -
     In-process research and development                                           -               100,000        6,913,300
                                                                           -------------        ----------       ----------

                  Total costs and expenses                                    50,040,498        42,403,698       33,015,794
                                                                           -------------        ----------       ----------

                  Operating loss                                             (16,953,771)       (5,047,383)      (4,817,279)
                                                                           -------------        ----------       ----------

Other income (expense):
     Interest expense                                                            (13,966)         (177,687)        (222,296)
     Interest income                                                             615,126           859,459           67,073
     Miscellaneous expense                                                       (23,150)           (7,154)          (2,400)
                                                                           -------------        ----------       ----------

                  Total other income (expense)                                   578,010           674,618         (157,623)
                                                                           -------------        ----------       ----------

                  Loss before income taxes                                   (16,375,761)       (4,372,765)      (4,974,902)

Income tax expense (benefit)                                                   1,711,500        (1,657,700)           -
                                                                           -------------        ----------       ----------

                  Net loss                                                 $ (18,087,261)       (2,715,065)      (4,974,902)
                                                                           =============        ==========       ==========

Basic and diluted net loss per share                                       $       (1.31)            (0.21)
                                                                           =============        ==========

Weighted average shares outstanding                                           13,839,000        12,950,000
                                                                           =============        ==========

Pro forma net loss data:
     Loss before income taxes                                                                                   $(4,974,902)

     Pro forma income tax benefit                                                                                  (550,000)
                                                                                                                -----------

     Pro forma net loss                                                                                        $ (4,424,902)
                                                                                                                ===========

     Pro forma basic and diluted net loss per share                                                            $       (.52)
                                                                                                                ===========

     Pro forma weighted average shares outstanding                                                                8,451,000
                                                                                                                ===========

See accompanying notes to consolidated financial statements.

                              POWERCERV CORPORATION

                 Consolidated Statements of Shareholders' Equity

                  Years ended December 31, 1997, 1996 and 1995




                                        COMMON STOCK       ADDITIONAL                      TOTAL
                                   ---------------------    PAID-IN     ACCUMULATED     SHAREHOLDERS'
                                     SHARES    PAR VALUE    CAPITAL       DEFICIT     EQUITY (DEFICIT)
                                   --------    ---------   --------     -----------   ----------------
Balance, December 31, 1994         8,400,000   $  8,400          --       2,015,132     2,023,532

Issuance expenses of
     redeemable preferred
     stock and convertible
     preferred stock                    --         --            --         (74,710)      (74,710)

Issuance of common stock             280,000        280     1,119,720          --       1,120,000

Shareholders' distributions             --         --            --     (14,084,121)  (14,084,121)

Net loss                                --         --            --      (4,974,902)   (4,974,902)
                                  ----------   --------    ----------    ----------    ----------

Balance, December 31, 1995         8,680,000      8,680     1,119,720   (17,118,601)  (15,990,201)

Preferred stock conversion         1,600,000      1,600     5,498,400          --       5,500,000

Issuance of common stock,
     net of offering costs         3,553,000      3,553    44,393,986          --      44,397,539

Granting of redemption
     privileges on common stock      (50,000)       (50)     (199,950)         --        (200,000)

Net loss                                --         --            --      (2,715,065)   (2,715,065)
                                  ----------   --------    ----------    ----------    ----------

Balance, December 31, 1996        13,783,000     13,783    50,812,156   (19,833,666)   30,992,273

Issuance of common stock              14,000         14        52,106          --          52,120

Net loss                                --         --            --     (18,087,261)  (18,087,261)
                                  ----------   --------    ----------    ----------    ----------

Balance, December 31, 1997        13,797,000   $ 13,797    50,864,262   (37,920,927)   12,957,132
                                  ==========   ========    ==========    ==========    ==========



See accompanying notes to consolidated financial statements.

                              POWERCERV CORPORATION

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1997, 1996 and 1995




                                                                                1997               1996             1995
                                                                           -------------        ----------        ---------

Cash flows from operating activities:
     Net loss                                                              $  (18,087,261)       (2,715,065)      (4,974,902)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
              Depreciation and amortization                                    3,420,837         1,594,000          398,448
              Accretion of imputed interest                                       -                140,674           40,295
              Write-off of in-process research and development                    -                100,000        6,913,300
              Deferred income taxes                                            1,657,700          (462,700)      (1,195,000)
              Deferred revenue                                                  (286,296)          873,973        1,146,699
              Provision for uncollectible accounts                             2,011,453           268,000          259,000
              Changes in assets and liabilities, net of effect of acquisition:
                  Accounts receivable                                          1,783,165        (3,268,454)      (4,480,553)
                  Refundable income taxes                                        103,170           703,723         (823,000)
                  Inventories                                                    105,663          (213,715)         165,531
                  Deposits and other                                             (12,873)         (145,884)        (179,455)
                  Accounts payable and accrued expenses                        1,714,114          (477,519)         679,422
                  Due to affiliate                                                -                (11,343)         (45,884)
                  Noncurrent income taxes payable                                 -             (1,195,000)       1,195,000
                                                                           -------------        ----------        ---------

                      Net cash used in operating activities                   (7,590,328)       (4,809,310)        (901,099)
                                                                           -------------        ----------        ---------

Cash flows from investing activities:
     Purchases of property and equipment, net                                   (738,711)       (1,731,889)      (1,461,309)
     Investment in third-party                                                    -             (1,500,000)          -
     Acquisition of assets, net of cash received                                  -               (126,386)      (2,348,740)
                                                                           -------------        ----------        ---------

                      Net cash used in investing activities                     (738,711)       (3,358,275)      (3,810,049)
                                                                           -------------        ----------        ---------

Cash flows from financing activities:
     Net borrowings (repayments) on lines of credit                               -             (3,617,673)       3,171,513
     Proceeds from notes payable                                                  -                 -             1,000,000
     Repayments on notes payable                                                  -            (11,540,613)        (300,000)
     Net proceeds from issuance of preferred stock                                -                 -            10,925,290
     Redemption of preferred stock                                                -             (5,500,000)           -
     Net proceeds from issuance of common stock, net of offering costs            52,120        43,462,539          200,000
     Shareholders' distributions                                                  -                 -           (10,372,121)
                                                                           -------------        ----------        ---------

                      Net cash provided by financing activities                   52,120        22,804,253        4,624,682
                                                                           -------------        ----------        ---------

Net increase (decrease) in cash and cash equivalents                          (8,276,919)       14,636,668          (86,466)

Cash and cash equivalents, beginning of year                                  14,637,168               500           86,966
                                                                           -------------        ----------        ---------

Cash and cash equivalents, end of year                                     $   6,360,249        14,637,168              500
                                                                           =============        ==========        =========


See accompanying notes to consolidated financial statements.

                              POWERCERV CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996


(1)    ORGANIZATION AND OPERATIONS

       PowerCerv Corporation was formed as a Florida holding company and, in a share exchange effected as of January 1, 1996, acquired the stock of PowerCerv Technologies Corporation (the "Operating Subsidiary"). The Operating Subsidiary was organized in April 1992, and develops, markets, licenses, implements, and supports open modifiable "ERP/back-office" and "front-office" enterprise application software solutions to mid-size U.S. discrete manufacturing companies. In addition, PowerCerv provides a wide range of professional and business consulting services as well as software development tools and third party resale products to its customers. The Operating Subsidiary has offices throughout the United States and markets its software products outside the United States through distributors. PowerCerv Corporation and the Operating Subsidiary are herein referred to as the "Company".

       On March 1, 1996, the Company completed an initial public offering ("IPO") of its common stock (see Note 8).


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

              Significant estimates contained in the accompanying consolidated financial statements include management's estimate of the allowance for uncollectible accounts receivable and the recoverability of long term assets including investments, property and equipment and intangible assets.

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

              During the fourth quarter of 1997, the Company implemented actions to reduce its work force. As a result of these actions, certain property and equipment was determined to be impaired and was written down to its estimated net realizable value (see Note 3).

                              POWERCERV CORPORATION

                   Notes to Consolidated Financial Statements


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

              The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants' Statement of Position 91-1, Software Revenue Recognition ("SOP 91-1"). Software license fees are recognized upon shipment to the customer if collection is probable and remaining Company obligations are insignificant. The Company provides for potential product returns and allowances at the time of shipment. Historically, product returns and allowances have been immaterial. Technology resales are recognized at the time of product shipments. Consulting and education revenue is recognized as services are performed. Revenue for maintenance is recognized ratably over the term of the support period. Unrecognized amounts are recorded as deferred revenue in the accompanying consolidated balance sheet.

              On October 31, 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2") which supersedes SOP 91-1. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997 (see Note 14).

       (e)    SOFTWARE DEVELOPMENT COSTS

              Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Costs associated with the planning and design phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as research and development and expensed as incurred. Once technological feasibility has been determined, additional costs incurred in development, including coding, testing, and product quality assurance, are capitalized when material. During the years ended December 31, 1997, 1996 and 1995, the Company did not capitalize any internal software development costs.

              In connection with the Synergistic Technologies Business Systems, Inc. ("STI"), Reliance Electric Industrial Company ("Reliance") and Visual Systems Development Group of Michigan, Inc. ("Visual") transactions (see Note 13), the Company acquired software technology. The acquired software technology is being amortized, on a product-by-product basis, at the greater of the straight-line basis utilizing the estimated economic life, generally three to five years, or the ratio of the current product revenue to total expected revenue over the life of the product.

              The Company periodically reviews the carrying value of its software development costs and the remaining life to determine if impairment has occurred. This review and assessment is done by comparing the net book value of the intangible assets to the undiscounted net cash flows of the related assets.

                              POWERCERV CORPORATION

                   Notes to Consolidated Financial Statements


        Acquired software technology and its amortization are summarized as follows:

                                                        AMORTIZATION               ACCUMULATED
               YEAR                 COST                   EXPENSE                AMORTIZATION
               ----                 ----                ------------              -------------

              1997              $    2,907,000            1,555,000                2,445,000
              1996                   2,907,000              759,000                  890,000
              1995                   2,907,000              131,000                  131,000

              During the fourth quarter of 1997, the Company recorded an additional $808,000 in amortization expense to reduce the carrying value of the acquired software technology to its net realizable value.

       (f)    GOODWILL AND OTHER INTANGIBLE ASSETS

              The Company amortizes goodwill and other intangible assets on a straight-line basis over a seven-year period. The Company periodically reviews the value of goodwill and other intangible assets and their remaining life to determine if impairment has occurred. This review and assessment is done by comparing the net book value of the intangible assets to the undiscounted future net cash flows of the related assets.

              Goodwill and other intangible assets and amortization amounts are summarized as follows:

                                                        AMORTIZATION               ACCUMULATED
               YEAR                 COST                   EXPENSE                AMORTIZATION
               ----                 ----                ------------              ------------

              1997              $    1,453,000              736,000                  941,000
              1996                   1,431,000              196,000                  205,000
              1995                     426,000                9,000                    9,000

              During the fourth quarter of 1997, the Company recorded an additional $530,000 in amortization expense to reduce the carrying value of goodwill to its net realizable value.

       (g)    INVESTMENT IN THIRD-PARTY

              During December 1996, the Company acquired a 5% fully-diluted equity interest in a closely-held entity, through a $1,500,000 investment in the entity's Series B convertible preferred stock. The cost of the investment was based upon a valuation of the entity done for the Company by an independent firm. During the year ended December 31, 1997, the Company's investment interest was diluted to approximately 4% as a result of additional equity transactions by the investee company. The investee company develops, markets and licenses accounting software. Based upon management's evaluations of the investee company's projection of undiscounted future cash flows, the Company is of the opinion that its investment is recorded at the lower of cost or market value as of December 31, 1997.

                              POWERCERV CORPORATION

                   Notes to Consolidated Financial Statements


              In a separate transaction with this entity, the Company entered into a partnering agreement in June 1996. Under this agreement, the Company granted this entity original equipment manufacturer
              (OEM) development and distribution rights to one of its application products in exchange for a license fee of $2,000,000. In addition to the OEM license fee, the Company is entitled to royalties based upon future licensing of the OEM products. The partnering agreement also provided for the entity to have value-added reseller rights for certain of the Company's other products. During December 1997, the Company amended the partnering agreement by expanding the OEM license rights for a license fee of $250,000. This amendment also provides evaluation license rights to other application products of the Company and reduces the total royalties due under the partnering agreement to $1.75 million from $2 million.

       (h)    INCOME TAXES

              Prior to May 15, 1995, the Company had elected to be treated as a small business corporation ("S Corporation") for income tax purposes. Accordingly, the Company's taxable income and all tax credits were reportable by the shareholders on their individual tax returns.

              Effective May 15, 1995, the Company converted to a C Corporation, and adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("Statement 109"). Statement 109 requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

              The pro forma income tax benefit presented in the 1995 consolidated statement of operations has been calculated using the statutory tax rate in effect during the period, as if the Company was taxable as a C Corporation. For pro forma income tax purposes, it was assumed that the adoption of Statement 109 occurred as of April 20, 1992 (the date of the Company's inception).

       (i)    CONCENTRATIONS OF CREDIT RISK

              Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable from customers. This risk, however, is limited due to the large number of customers comprising the Company's customer base and their dispersion.


       (j)    STOCK BASED COMPENSATION

              Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. As such, compensation expense would be recorded on the date of granting of stock options only if the current market price of the underlying stock exceeded the exercise price. Effective as of January 1, 1996, the Company adopted

                              POWERCERV CORPORATION

                   Notes to Consolidated Financial Statements


              Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"), which stipulates that entities recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, Statement 123 allows entities to continue to apply the provisions of APB 25 and provide pro forma net income and pro forma net earnings per share disclosures for employee stock options granted in 1995 and subsequent years as if the fair-value-based method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure information required by Statement 123.

       (k)    NET LOSS PER SHARE

              During the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, which sets forth the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly-held common stock.

              The basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted-average number of common shares outstanding. Common stock equivalents in each of the years in the three year period ended December 31, 1997 were anti-dilutive due to the net losses sustained by the Company, thus the diluted net loss per share in these years is the same as the basic net loss per share.

       (l)     SUPPLEMENTAL CASH FLOW INFORMATION

              The Company considers all highly liquid investments with maturity dates at date of purchase of three months or less to be cash equivalents. At December 31, 1997 and 1996, cash equivalents totaled approximately $4,986,000 and $13,343,000, respectively.

              In May 1995, the Company declared a $3,712,000 distribution to shareholders, which was paid by issuance of promissory notes.

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

              Interest paid during the years ended December 31, 1997, 1996 and 1995 was approximately $14,000, $240,600 and $148,500, respectively.

                              POWERCERV CORPORATION

                   Notes to Consolidated Financial Statements


              Income taxes paid during the years ended December 31, 1997, 1996 and 1995 were approximately $37,000, $4,000 and $825,400, respectively. Income tax refunds totaled approximately $89,000 and $708,000 during the years ended December 31, 1997 and 1996, respectively.

(3)     WORK FORCE REDUCTION AND OTHER CHARGE

        During the fourth quarter of 1997, the Company initiated actions to reduce its work force and undertook additional cost cutting measures in line with its objective to return to profitability. The other measures included, but were not limited to, the closing of the Company's international office in Amsterdam. As a result, the Company recorded a charge totaling $1,010,000 in its consolidated statement of operations for the year ended December 31, 1997, which consists of the following:

              Severance and related costs (50 employees)                            $  411,000
              Office closing costs                                                     113,000
              Impairment of property and equipment primarily related to
                assets used by severed employees                                       192,000
              Other costs, primarily related to previous contractual commitments       294,000
                                                                                    ----------

                                                                                    $1,010,000
                                                                                    ==========

                The above actions were initiated by the Company during the fourth quarter of 1997. Office closings and certain other actions are anticipated to be completed during the early part of the year ending December 31, 1998.

(4)     PROPERTY AND EQUIPMENT

       Property and equipment consists of the following at December 31, 1997 and 1996:

                                                                                               Estimated
                                                                                             useful lives
                                                            1997              1996              (years)
                                                            ----              ----              -------

          Leasehold improvements                      $    101,276            97,088             3
          Furniture and fixtures                           707,603           682,075           5 - 7
          Computer equipment                             3,548,248         2,860,960           3 - 7
          Equipment                                        493,160           480,561           5 - 7
                                                      ------------         ---------

                                                         4,850,287         4,120,684
          Less accumulated depreciation
              and amortization                           2,323,227         1,009,742
                                                      ------------         ---------

                                                      $  2,527,060         3,110,942
                                                      ============         =========


       Depreciation and amortization expense was approximately $1,131,000, $639,000 and $258,000 during the years ended December 31, 1997, 1996, and 1995, respectively.

                              POWERCERV CORPORATION

                   Notes to Consolidated Financial Statements


(5)    LINES OF CREDIT AND NOTES PAYABLE

       The Company entered into a $5,000,000 unsecured revolving bank line of credit that expires on February 15, 1999. The line of credit has an interest rate equal to the 90 day floating LIBOR rate plus 150 to 200 basis points depending on a ratio of the Company's total liabilities to tangible net worth, as defined (7.22% and 7.06% at December 31, 1997 and 1996, respectively). The line of credit agreement requires the Company to adhere to certain restrictive financial ratios. The Company was in compliance with these financial ratios at December 31, 1997. There were no outstanding balances on the line of credit as of December 31, 1997 and 1996. During January, 1998, the Company and its bank amended the terms of this line of credit providing for the application of a $300,000 sublimit for the purpose of supporting letters of credit.

(6)    ACCRUED EXPENSES

       Accrued expenses consist of the following at December 31, 1997 and 1996:

                                                                    1997                 1996
                                                                    ----                 ----

                Compensation                                  $    1,369,603           1,268,511
                Severance and related costs                          411,000               -
                Other                                              1,094,087             486,419
                                                              --------------           ---------
                                                              $    2,874,690           1,754,930
                                                              ==============           =========


(7)    INCOME TAXES

       As discussed in Note 2, the Company adopted Statement 109 as of May 15, 1995. The effect of the adoption of Statement 109 was $850,000, and has been reported as a component of income taxes for the year ended December 31, 1995.

       Income tax expense (benefit) for the years ended December 31, 1997, 1996 and 1995 consists of the following:

                                                           1997            1996            1995
                                                           ----            ----            ----

             Current:
                Federal                                $   45,300       (1,005,000)        1,005,000
                State                                       8,500         (190,000)          190,000
                                                       ----------        ---------         ---------

                                                           53,800       (1,195,000)        1,195,000
                                                       ----------        ---------         ---------

             Deferred:
                Federal                                 1,395,700         (390,700)       (1,005,000)
                State                                     262,000          (72,000)         (190,000)
                                                       ----------        ---------         ---------

                                                        1,657,700         (462,700)       (1,195,000)
                                                       ----------        ---------         ---------

             Total income tax expense (benefit)        $1,711,500       (1,657,700)            -
                                                       ==========        =========         =========

                              POWERCERV CORPORATION

                   Notes to Consolidated Financial Statements


       Income tax expense (benefit) for the years ended December 31, 1997, 1996 and 1995 differed from the amount computed by applying the U.S. federal income tax rate of 34 percent to loss before income taxes as a result of the following:

                                                                  1997             1996              1995
                                                             -----------         ---------        ---------

        "Expected" income tax benefit                        $(5,568,000)       (1,487,000)      (1,691,000)
        State taxes exclusive of effect of conversion
              to C Corporation, net of federal benefit          (648,000)         (173,000)        (224,000)
        Effect of S Corporation earnings                               -                 -         (260,000)
        Effect of conversion to C Corporation                          -                 -          850,000
        Change in the valuation allowance
             for deferred tax assets                           7,936,000                 -        1,295,000
        Other, net                                                (8,500)            2,300           30,000
                                                             -----------         ---------        ---------

                                                             $ 1,711,500        (1,657,700)               -
                                                             ===========         =========        =========

       The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                                                                1997             1996
                                                                             ----------       ---------

        Deferred tax assets:
           Deferred revenue                                                  $  271,000         406,000
           Provision for uncollectible accounts                                    -            209,000
           Accrued expenses                                                     171,000         133,000
           Operating losses                                                   6,146,000         144,000
           Intangible assets                                                  3,192,000       2,766,700
                                                                             ----------       ---------

               Total gross deferred tax assets                                9,780,000       3,658,700

               Less valuation allowance                                      (9,231,000)     (1,295,000)
                                                                             ----------       ---------

               Net deferred tax assets                                          549,000       2,363,700
                                                                             ----------       ---------

        Deferred tax liabilities:
           Section 481 cash to accrual conversion                               292,000         544,000
           Depreciation and amortization of property and equipment              257,000         162,000
                                                                             ----------       ---------

             Gross deferred tax liabilities                                     549,000         706,000

             Total net deferred tax assets                                   $    -           1,657,700
                                                                             ==========       =========

                              POWERCERV CORPORATION

                   Notes to Consolidated Financial Statements


       The Company increased its deferred income tax asset valuation allowance by $7,936,000 during the year ended December 31, 1997 to offset deferred tax benefits previously recognized and reduce the deferred tax asset balance to zero. The decision to fully reserve the deferred income tax asset was primarily the result of the Company's continued losses from operations. At December 31, 1997, the Company has a net operating loss carryforward of approximately $16,174,000 for federal income tax purposes that expires at various times from years 2010 to 2012.

       The Company's Federal income tax returns for the years ended December 31, 1996 and 1995 are currently subject to a routine examination by the Internal Revenue Service. Management of the Company is of the opinion that the ultimate outcome of this examination will have no impact on the consolidated financial position of the Company reported as of December 31, 1997.

(8)    SHAREHOLDERS' EQUITY

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

       During 1995, the Company sold 50,000 shares of common stock along with registration rights, at a price of $4 per share, to a then officer of the Company. In 1996, these shares were used to secure a note receivable related to a $200,000 advance made to this individual at the time of his separation from the Company. In exchange for the former officer foregoing his registration rights on these shares at the time of his departure he was granted a right to require the Company to repurchase these shares at a price equal to fair value as defined, until November 1, 1997. In September 1997, this individual exercised this right and the Company repurchased the shares for approximately $189,000. In 1997, the Company also considered the former officer to have provided consulting services to the Company in the amount of approximately $11,000. This repurchase of the shares and the compensation for the consulting services provided were used to offset and repay in 1997 the former officer's outstanding note receivable.

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

                              POWERCERV CORPORATION

                   Notes to Consolidated Financial Statements


(9)    COMMITMENTS AND CONTINGENCIES

       (a)    LEASES

              The Company conducts its operations in leased facilities. The lease terms range from one month to five years. Rental expenses under operating leases approximated $1,167,000, $1,020,000 and $520,000, during the years ended December 31, 1997, 1996 and 1995, respectively.

              Future minimum lease payments under noncancelable operating lease agreements during the years following December 31, 1997 are as follows:

                 YEAR ENDING
                DECEMBER 31,                     COMMITMENT
                ------------                     ----------

                   1998                          $  866,000
                   1999                             828,000
                   2000                             503,000
                   2001                              83,000
                   2002                              83,000
                Thereafter                           24,000
                                                 ----------

                                                 $2,387,000
                                                 ==========

       (b)    LITIGATION

              A complaint was filed on July 24, 1997 in the United States District Court for the Middle District of Florida, captioned J. Conrad Lifsey vs. Harold R. Ross, Gerald R. Wicker, Marc J. Fratello, Roy E. Crippen, III, Donald B. Hebb, Jr., Thomas S. Roberts, PowerCerv Corporation, Alex Brown & Sons, Inc., Robertson, Stephens & Company, ABS Capital Partners, L.P., Summit Investors II, L.P., and Summit Ventures III, L.P. The complaint

                              POWERCERV CORPORATION

                   Notes to Consolidated Financial Statements


              purports to be a class action on behalf of those persons who purchased shares of the Company's common stock from March 1, 1996 (the date of the Company's IPO) through July 24, 1996. The complaint alleges, among other things, that the defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Company's IPO and in its subsequent securities filings, press releases and other public statements. The plaintiff seeks damages of an unspecified amount, rescission of certain securities sales and certain other remedies. On March 19, 1998, the defendants filed their motions to dismiss this complaint. An effect of this motion filing is to postpone any discovery on this case until after the motions are ruled on by the Court. No ruling has yet been handed down. The defendants deny any wrongdoing and intend to contest the suit vigorously.

       (c)    EMPLOYMENT AGREEMENTS

              Effective April 10, 1997, each of Harold Ross (a co-founder of the Company who, in April 1997, was Chairman and CEO), Marc Fratello (a co-founder of the Company who, in April 1997, was the President and COO, and is currently the Chairman and CEO) and Roy E. Crippen III (a co-founder of the Company who, in April 1997, was the Chief Technology Officer, and is currently the Vice Chairman and Chief Technology Officer) entered into an Employment, Noncompetition, Development and Confidentiality Agreement with the Company. Each of these agreements is for a period of one year plus renewable one-year extensions subject to either the Company's or the executive's right of cancellation. These agreements provide for an annual base salary of $180,000, target annual bonus of up to $120,000, and certain other benefits. These agreements also provide certain piggy-back registration rights to each of these executives. In addition, the Company agreed to pay the executives twelve months of severance pay, including base salary and bonus, in the event their employment is terminated (i) by mutual agreement of the executive and the Company, (ii) by either party after the agreements' twelve month term has elapsed, (iii) by the Company following a disability determination of the executive, or following the Company's early termination of the agreement on certain notice, or (iv) by the executive if the Company breaches the agreement, upon certain changes of control of the Company, or following the executive's formal notice of termination during or after April 1998. Each of these agreements also contains a one-year non-compete provision following its expiration or earlier termination. Effective December 31, 1997, Harold Ross retired as the Chairman and CEO of the Company. Mr. Ross remained in his capacity as a member of the Board of Directors. The Company is obligated under an employment termination agreement with Mr. Ross to pay him a severance of $300,000 during fiscal 1998, which amount was expensed during December 1997. Effective January 1, 1998 and

                              POWERCERV CORPORATION

                   Notes to Consolidated Financial Statements


              for the entirety of the Company's 1998 fiscal year, the Company and Messrs. Fratello and Crippen each amended their employment agreements whereby each of the executive's annual salary during 1998 was reduced to $80,000. Messrs. Fratello and Crippen received a stock option from the Company for 200,000 shares of the Company's common stock in connection with their salary reductions.

              Effective December 16, 1996, Stephen Wagman (who, in December 1996, was Senior Vice President, Administration, General Counsel, Treasurer and Secretary, and subsequent to December 31, 1997 was named as the Company's Chief Financial Officer) entered into an employment agreement with the Company. The term of this agreement runs through December 31, 1998, plus renewable one-year extensions subject to either the Company's or the executive's right of cancellation. The agreement provides for an annual base salary of $120,000, a discretionary bonus and certain other benefits. In addition, the Company agreed to pay the executive twelve months base salary and vest his outstanding stock options if (i) the Company is merged or acquired resulting in the elimination of his role, (ii) he is terminated without cause, or (iii) he is constructively terminated. Mr. Wagman's employment agreement was amended as of December 16, 1997 to provide for an annual base salary of $150,000, a $50,000 target bonus, and certain other benefits.

              On February 25, 1997, the Company entered into an employment agreement with Ronald Nall to serve in the capacity of Senior Vice President of Research and Development of the Company. The employment agreement is for a period of one year plus renewable one-year extensions subject to either the Company's or Mr. Nall's right of cancellation. In addition to a stock option award, the agreement provides for an annual base salary of $175,000, an annual draw of $20,000, an annual target bonus of $125,000, and certain other benefits. In addition, the Company agreed to pay Mr. Nall twelve months base salary and extend the expiration of his stock options for one year as follows: (i) upon a change of control where Mr. Nall is not offered an equal or better position and compensation package, (ii) if the Company terminated Mr. Nall without cause, or (iii) if Mr. Nall were constructively terminated by the Company. This employment agreement also contains a one-year non-compete provision. On January 14, 1998, the Company and Mr. Nall entered into an amendment to his employment agreement pursuant to which Mr. Nall was promoted to the position of Senior Vice President of Services and Products. Also pursuant to this amendment, the terms of Mr. Nall's annual target bonus were made consistent with other members of the Company's executive management team and Mr. Nall received additional stock options.

              On February 19, 1998, the Company entered into an employment agreement with Michael J. Simmons to serve in the capacity of President and Chief Operating Officer. The employment agreement is for a period commencing in March 1998 and expiring December 31, 2000, plus renewable one-year extensions subject to either the Company's or Mr. Simmons' right of cancellation. In addition to the stock options granted to Mr. Simmons, the agreement provides for an annual base salary of $175,000 in fiscal 1998, and $225,000 in each of fiscal 1999 and 2000, an annual target bonus of $200,000 (of which the Company is obligated to pay a minimum of $50,000 in fiscal 1998), and certain other benefis. The terms of Mr. Simmons' annual target bonus are consistent with other members of the Company's executive management team. In addition, the Company agreed to pay Mr. Simmons twelve months base salary and vest certain of his outstanding stock options as follows: (i) upon a change of control where Mr. Simmons is not offered an equal or better position and compensation package,
              (ii) if the Company terminated Mr. Simmons without "cause," or
              (iii) if Mr. Simmons were constructively terminated by the Company. This employment agreement also contains a one-year non-compete provision.

(10)   EMPLOYEE BENEFIT PLANS

       (a)    DEFINED CONTRIBUTION PLAN

              The Company has a 401(k) plan covering employees who meet established eligibility requirements. Under the plan provisions, the Company may match participant contributions. During
              1997, 1996 and 1995, the Company matched 50% of participant contributions to a maximum matching amount of 6% of participant base compensation. Total Company contributions were approximately $342,000, $257,000 and $195,000, during the years ended December 31, 1997, 1996 and 1995, respectively. During the year ended December 31, 1997, this match occurred in the form of Company common stock purchased in the open market.

              Effective January 1, 1998, the Company's matching policy was changed to a formula which is based upon the Company's revenues and performance.

       (b)    STOCK OPTION PLAN

              In June 1995, the Company established a stock option plan, which provides for the granting of both incentive stock options and non-statutory stock options. Only employees are eligible to receive grants of incentive stock options.

              Generally, options granted under this stock option plan expire 10 years after the date of grant, are exercisable over a four-year period and are granted at fair market value on the date of the grant. A total of 800,000 shares were originally reserved for issuance under the plan. In January 1996, the Company increased the number of shares reserved to 1,250,000 and in January 1997, the Company increased the number of shares reserved to 2,250,000.

                              POWERCERV CORPORATION

                   Notes to Consolidated Financial Statements


              Activity with respect to stock options is summarized as follows:

                                                                               OPTIONS OUTSTANDING
                                                                           -----------------------------
                                                                                        WEIGHTED-AVERAGE
                                                                                             OPTION
                                                                                            PRICE PER
                                                                             SHARES          SHARE
                                                                           --------     ----------------

              Balance at December 31, 1994                                   -                  -

                  Options granted                                            672,033          $3.61
                  Options canceled                                           (12,400)         $3.50
                                                                           ---------

              Balance at December 31, 1995                                   659,633          $3.61

                  Options granted                                            474,812          $6.69
                  Options exercised                                          (47,809)         $3.50
                  Options canceled                                          (165,714)         $4.76
                                                                           ---------

              Balance at December 31, 1996                                   920,922          $5.00

                  Options granted                                            835,014          $3.28
                  Options exercised                                          (13,958)         $3.73
                  Options canceled                                          (439,576)         $5.15
                                                                           ---------

              Balance at December 31, 1997                                 1,302,402          $3.86
                                                                           =========



              Subsequent to December 31, 1997, the Company granted options to purchase 797,000 shares of common stock (excluding those discussed in Note 10 (c)) and cancelled 240,000 options that had been outstanding at December 31, 1997.

              The range of exercise prices, shares, weighted-average contractual life and weighted-average exercise price for the options outstanding at December 31, 1997 is presented below:

                  Range of                                     Weighted-average         Weighted-average
              exercise prices              Shares              contractual life          exercise price
              ---------------              ------              ----------------          --------------

               $ 2.00 - 4.00              1,075,946                 9 yrs                       $3.22
                 4.25 - 5.75                146,681                 9 yrs                        4.94
                 7.00 - 10.00                59,225                 8 yrs                        9.33
                12.75 - 16.75                20,550                 8 yrs                       13.98
                                          ---------
                 2.00 - 16.75             1,302,402                 9 yrs                        3.86
                                          =========

                              POWERCERV CORPORATION

                   Notes to Consolidated Financial Statements


              The range of exercise prices, shares and weighted-average exercise price for the options exercisable at December 31, 1997 are presented below:

                 Range of                   Shares              Weighted-average
              exercise prices            exercisable             exercise price
              ---------------            -----------            ----------------

              $ 2.00 -  4.00                 281,475                   $3.49
                4.25 -  5.75                  36,915                    4.91
                7.00 - 10.00                  33,833                    9.43
               12.75 - 16.75                   6,662                   13.89
                                             -------
                2.00 - 16.75                 358,885                    4.39
                                             =======


              The per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $1.63, $2.34 and $1.28, respectively on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997 - expected dividend yield of 0%, risk-free interest rate of 5.8%, expected volatility rate of 103%, and an expected life of 3.5 years; 1996 - expected dividend yield of 0%, risk-free interest rate of 6.4%, expected volatility rate of 135%, and an expected life of 3.5 years; 1995 - expected dividend yield of 0%, risk-free interest rate of 6.5%, expected volatility rate of 135%, and an expected life of 4.0 years.

              The Company applies APB 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company's net loss would have been as follows:

                                                  1997                     1996                   1995
                                        ------------------------   --------------------    ---------------------
                                                          NET                    NET                      NET
                                              NET       LOSS PER      NET      LOSS PER       NET       LOSS PER
                                             LOSS        SHARE       LOSS        SHARE       LOSS        SHARE
                                        -------------   --------   ----------  --------    ----------   --------

              As reported                $(18,087,261)   (1.31)    (2,715,065)   (0.21)    (4,424,902)*  (0.52)*

              Statement 123
               compensation, net of tax      (849,000)   (0.06)      (437,000)   (0.03)      (187,000)   (0.03)
                                         ------------    -----     ----------    -----     ----------    -----

              Pro forma disclosure       $(18,936,261)   (1.37)    (3,152,065)   (0.24)    (4,611,902)   (0.55)
                                         ============    =====     ==========    =====     ==========    =====


              *     Pro forma with respect to income taxes (See Note 7)

        (c)   OTHER STOCK OPTIONS GRANTS

              During February 1998, the Company granted stock options for 1,000,000 shares of common stock at fair value in conjunction with the hiring of its President/COO.

                              POWERCERV CORPORATION

                   Notes to Consolidated Financial Statements


(11)   RELATED PARTY TRANSACTIONS

       The Company has used the services of an entity owned by the Company's three founding shareholders to recruit sales and consulting personnel for the Company. The expense incurred by the Company for these services approximated $319,000, $414,000 and $301,000, respectively, during the years ended December 31, 1997, 1996 and 1995.

       During the year ended December 31, 1996, an officer of the Company was appointed to the Board of Directors of the investee company discussed in
       Note 2(g).

       As discussed in Note 8, during the year ended December 31, 1997, the Company repurchased common stock from, and was provided consulting services by a former officer. The amount paid for this stock and services was $200,000 in total and was used to offset and repay a note receivable in the same amount from the former officer.

(12)   PREFERRED STOCK

       The Company's Articles of Incorporation authorize and permit the Company's Board of Directors to issue up to 5,000,000 shares of preferred stock (par value of $.001 per share) in one or more series, and to fix the relative rights, preferences and limitations of each series.

       On May 15, 1995, the Company authorized the creation of two series of preferred stock, consisting of 55,000 shares of Series A Redeemable Preferred Stock (Series A Stock) and 1,600,000 shares of Series B Convertible Preferred Stock (Series B Stock). The series of preferred stock were then sold to two investors for an aggregate price of $11,000,000. The net proceeds to the Company, after issuance expenses, were approximately $10,925,000.

       The Series A Stock was redeemed at $100 per share, which totaled $5,500,000 after the completion of the Company's IPO. The Series B Stock was converted to common stock at a ratio of one-to-one at the same time as the Company's IPO.

(13)   ACQUISITIONS

       In November 1995, the Company acquired substantially all of the net assets of STI, including intellectual property rights to its accounting software application product. The purchase consideration was $2,250,000 in cash and 230,000 shares of the Company's common stock (valued at $4.00 per share). In addition, the Company granted options to purchase 100,000 shares of the Company's common stock to certain employees of STI in connection with their employment with the Company. The exercise price for the options was equal to the IPO price. During the year ended December 31, 1996 the Company paid approximately $106,000 representing additional consideration for STI.

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

                              POWERCERV CORPORATION

                   Notes to Consolidated Financial Statements


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

       The aforementioned transactions also resulted in the acquisition of software technology, goodwill and other intangible assets, all of which have been capitalized. The STI and Reliance transactions resulted in the acquisition of software technology totaling approximately $2,907,000 and goodwill and other intangible assets in the amount of $534,000. The Visual transaction resulted in goodwill and other intangible assets of approximately $893,000.

       Remaining net assets of Visual acquired were as follows (in thousands):

                      Accounts receivable                           $   518
                      Property and equipment                            162
                      Other assets                                       52
                      Lines of credit                                   125
                      Notes payable                                     176
                      Accounts payable and accrued expenses             365
                      Deferred revenue                                   26

(14)    NEW ACCOUNTING PRONOUNCEMENTS

       During 1997, the Financial Accounting Standards Board ("FASB") issued certain Statements of Financial Accounting Standards ("Statements") which are pending implementation by the Company. They are as follows:

       Statement 130 - Reporting Comprehensive Income. Statement 130 establishes standards for reporting comprehensive income. The Statement defines comprehensive income as the change in equity of an enterprise except for those changes resulting from shareholder transactions. All components of comprehensive income are required to be reported in a new financial statement that is displayed with equal prominence as existing financial statements. The Company will be required to adopt this Statement as of January 1, 1998. As the Statement addresses reporting and presentation issues only, there will be no impact on earnings from its adoption.

       Statement 131 - Disclosures about Segments of an Enterprise and Related Information. Statement 131 establishes standards for disclosures about products and services, geographic areas, and major customers.

                              POWERCERV CORPORATION

                   Notes to Consolidated Financial Statements


       The Company has identified its operating segments as its services and its license products segments. The Company will be required to adopt this Statement for the 1998 fiscal year. As the Statement addresses reporting and presentation issues only, there will be no impact on earnings from adoption.

       In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2: Software Revenue Recognition ("SOP 97-2") which is effective for software transactions entered into in fiscal years beginning after December 15, 1997. Accordingly, the Company adopted SOP 97-2 beginning in fiscal 1998. The Company has evaluated the effect of SOP 97-2, and does not anticipate that it will have a material impact on its operating results. Revenue is recognized from licenses of the Company's software products when the contract has been executed, the product(s) has been shipped, collectibility is probable and the software license fees are fixed or determinable. The Company generally accounts for consulting services separate from software license fees for those arrangements where services are separately stated on a time and materials basis and are not essential to the customer's functionality requirements. If any portion of the software license fees is subject to forfeiture or refund, the Company will postpone revenue recognition until the contingency has been removed. Revenues from consulting services are recognized as those services are performed. Revenues from maintenance and support are recognized ratably over the term of the maintenance period.

                                                                     Schedule II


                 SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS


                                                                 ADDITIONS
                                                                 CHARGED TO
                                             BALANCE AT          COSTS AND                          BALANCE AT END OF
                                          BEGINNING OF YEAR       EXPENSES          WRITE-OFFS             YEAR
                                          ------------------  -----------------  -----------------  ------------------
                                                                        (In Thousands)

Allowance For Uncollectible Accounts
   Year ended December 31, 1997                $   550             $2,011           $  (561)              $2,000
   Year ended December 31, 1996                $   425             $  268           $  (143)              $  550
   Year ended December 31, 1995                $   250             $  259           $   (84)              $  425

































                                    * * * * *


INTERGY and ADAPTlications are registered trademarks of the Company, and AppSync, BatchBuilder, EnPower Series, GrowthPlan, PADlock, PFCtool, PowerCOM, PowerMAN, PowerPerformance Series, PowerTOOL, Response, Xceed and the PowerCerv logo are trademarks of the Company. This Form 10-K also includes product names, trade names and marks of companies other than the Company. All other company or product names are trademarks or registered trademarks of their respective owners.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Tampa, State of Florida, on March 31, 1998.

                                       POWERCERV CORPORATION


                                       By: /s/ Marc J. Fratello
                                          -----------------------------------
                                          Marc J. Fratello
                                          Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant and in the capacities and on the dates indicated.

         SIGNATURE                                            TITLE                              DATE
         ---------                                            -----                              ----

/s/ MARC J. FRATELLO
----------------------------------                         Chairman,                        March 31, 1998
MARC J. FRATELLO                                   Chief Executive Officer and
                                                            Director
                                                     (Principal Executive Officer)

/s/ STEPHEN M. WAGMAN
----------------------------------                   Chief Financial Officer                March 31, 1998
STEPHEN M. WAGMAN                                 (Principal Financial Officer)

/s/ MICHAEL J. SIMMONS
----------------------------------                      President, Chief                    March 31, 1998
MICHAEL J. SIMMONS                                    Operating Officer and
                                                            Director

/s/ ROY E. CRIPPEN, III
----------------------------------                       Vice Chairman,                     March 31, 1998
ROY E. CRIPPEN, III                                Chief Technology Officer,
                                                          and Director

/s/ O.G. GREENE
----------------------------------                          Director                        March 31, 1998
O.G. GREENE

/s/ STUART C. JOHNSON
----------------------------------                          Director                        March 31, 1998
STUART C. JOHNSON

/s/HAROLD R. ROSS
----------------------------------                          Director                        March 31, 1998
HAROLD R. ROSS