Form 10-Q
period 1998-03-31
POWERCERV CORP
filed 1998-05-15
CIK 1005758

================================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            ______________________

                                  FORM 10-Q

           /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                       OR

           / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from  ____________  to  ______________

                            ______________________


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

As of May 8, 1998, there were 13,801,392 shares of the registrant's common stock, $.001 par value, outstanding.


================================================================================

                             POWERCERV CORPORATION
                                   FORM 10-Q



                                     Index



                                                                                                      PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

  Condensed Consolidated Balance Sheets as of March 31, 1998 (unaudited)
     and December 31, 1997 .........................................................................   2

  Condensed Consolidated Statements of Operations for the
     Three Months Ended March 31, 1998 and 1997 (unaudited) ........................................   3

  Condensed Consolidated Statements of Cash Flows for the Three Months Ended
     March 31, 1998 and 1997 (unaudited) ...........................................................   4

  Notes to Condensed Consolidated Financial Statements (unaudited)..................................   5

Item 2.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations.....................................................................   8

  Accountants' Review Report .......................................................................  19



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings..........................................................................  20

Item 6.  Exhibits and Reports on Form 8-K ..........................................................  20



Signatures .........................................................................................  21





ADAPTlications and INTERGY are registered trademarks of the registrant and the PowerCerv logo, "ERP Plus" and design and "The Plus Your Enterprise Needs" are trademarks of the registrant. All other trademarks and company names mentioned are the property of their respective owners.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             POWERCERV CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                    MARCH 31, 1998        DECEMBER 31, 1997
                                                                  ----------------        -----------------
                                                                    (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                      $          6,472       $           6,360
   Accounts receivable, net of allowance of $1,900 and
      $2,000, respectively                                                   6,473                   7,480
   Other current assets                                                        304                     329
                                                                  ----------------       -----------------
        Total current assets                                                13,249                  14,169

Property and equipment, net                                                  2,553                   2,527
Intangible assets, net                                                         869                     975
Investment in third party                                                    1,500                   1,500
Deposits and other assets                                                       81                      71
                                                                  ----------------       -----------------
        Total assets                                              $         18,252       $          19,242
                                                                  ================       =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                               $            852       $           1,363
   Accrued expenses                                                          2,945                   2,875
   Deferred revenue                                                          2,606                   2,047
                                                                  ----------------       -----------------
        Total current liabilities                                            6,403                   6,285

Shareholders' equity                                                        11,849                  12,957
                                                                  ----------------       -----------------
        Total liabilities and shareholders' equity                $         18,252       $          19,242
                                                                  ================       =================

    See accompanying review report of KPMG Peat Marwick LLP and notes to condensed consolidated financial statements.

                             POWERCERV CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                    THREE MONTHS ENDED MARCH 31,
                                                          -------------------------------------------------
                                                               1998                               1997
                                                          ----------------                    -------------
Revenues:
   License fees                                           $          1,362                     $       1,659
   Technology resales                                                  383                               477
   Service fees                                                      5,542                             6,620
                                                          ----------------                     -------------
      Total revenues                                                 7,287                             8,756
                                                          ----------------                     -------------
Costs and expenses:
   Cost of licenses                                                    178                               312
   Cost of technology resales                                          271                               352
   Cost of services                                                  4,505                             5,080
   General and administrative                                        1,128                             1,547
   Sales and marketing                                               1,440                             2,537
   Research and development                                            954                             1,442
                                                          ----------------                     -------------
      Total costs and expenses                                       8,476                            11,270
                                                          ----------------                     -------------
      Operating loss                                                (1,189)                           (2,514)

Interest income, net                                                    81                               184
                                                          ----------------                     -------------
      Loss before income taxes                                      (1,108)                           (2,330)

Income tax benefit                                                       -                              (886)
                                                          ----------------                     -------------

      Net loss and comprehensive loss                     $         (1,108)                    $      (1,444)
                                                          ================                     =============

Basic and diluted net loss per share                      $          (0.08)                    $       (0.10)
                                                          ================                     =============

Shares used in computing basic and
  diluted net loss per share                                        13,797                            13,842
                                                          ================                     =============




See accompanying review report of KPMG Peat Marwick LLP and notes to condensed consolidated financial statements.

                             POWERCERV CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                            THREE MONTHS ENDED MARCH 31,
                                                                     -----------------------------------------
                                                                             1998                   1997
                                                                     ------------------      -----------------
Cash flows from operating activities:
   Net loss                                                          $          (1,108)      $          (1,444)
   Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
      Depreciation and amortization                                                350                     525
      Deferred income taxes                                                          -                    (886)
      Deferred revenue                                                             559                     206
      Changes in assets and liabilities                                            581                    (209)
                                                                     -----------------       -----------------
             Net cash provided by (used in) operating activities                   382                  (1,808)
                                                                     -----------------       -----------------
Cash flows from investing activities:
   Purchases of property and equipment, net                                       (270)                   (253)
                                                                     -----------------       -----------------
             Net cash used in investing activities                                (270)                   (253)
                                                                     -----------------       -----------------
Cash flows from financing activities:
   Net proceeds from issuance of common stock                                        -                      47
                                                                     -----------------       -----------------
             Net cash provided by financing activities                               -                      47
                                                                     -----------------       -----------------
Net increase (decrease) in cash and cash equivalents                               112                  (2,014)
Cash and cash equivalents, beginning of period                                   6,360                  14,637
                                                                     -----------------       -----------------
Cash and cash equivalents, end of period                             $           6,472       $          12,623
                                                                     =================       =================



See accompanying review report of KPMG Peat Marwick LLP and notes to condensed consolidated financial statements.

                             POWERCERV CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


A.       BASIS OF PRESENTATION

         The condensed consolidated balance sheet of PowerCerv Corporation and its subsidiary (collectively, the "Company") as of March 31, 1998 and the condensed consolidated statements of operations for the three months ended March 31, 1998 and 1997 and the condensed consolidated statements of cash flows for the three months ended March 31, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1997 has been derived from the Company's audited consolidated financial statements at that date.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998.

         The results of operations for the three months ended March 31, 1998 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

B.       REVENUE RECOGNITION

         License fees represent revenue from the licensing of the Company's software application products and its development tools. License fees also include royalties earned on the Company's application products and related intellectual properties. Technology resales represent revenue from the Company's resale of various third-party software products. Service fees represent revenue from consulting services, education services and support and maintenance services.

         Beginning January 1, 1998, the Company has recognized revenue in accordance with the American Institute of Certified Public Accounts' Statement of Position 97-2, as amended, Software Revenue Recognition ("SOP 97-2").
Revenue is recognized from licenses of the Company's software products when the contract has been executed, the product(s) has been shipped, collectibility is probable and the software license fees are fixed or determinable. License revenue from sales of the Company's development tools and revenue from technology resales is recognized following the procedures above except generally the Company ships its development tools and technology resale products under a shrinkwrap license agreement upon the Company's receipt of a binding customer order as opposed to executing a negotiated contract. The Company generally accounts for consulting services separate from software license fees for those arrangements where services are separately stated on a time and materials basis and are not essential to the customer's functionality requirements. If any portion of the software license fees is subject to forfeiture or refund, the Company will postpone revenue recognition until the contingency has been removed. The Company provides for potential product returns and allowances at the time of shipment. Historically, product returns and allowances have been immaterial. Consulting and education revenue is recognized as the services are performed. Revenue from support and maintenance

                            POWERCERV CORPORATION

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


activities is recognized ratably over the term of the maintenance period and the unrecognized portion is recorded as deferred revenue. The Company's adoption of SOP 97-2 did not have a material effect on the Company's financial statements for the three month period ended March 31, 1998. Prior to January 1, 1998, the Company recognized revenue in accordance with the American Institute of Certified Public Accountants' Statement of Position 91-1, Software Revenue Recognition.

C.       NET LOSS PER SHARE

         During the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, which sets forth the requirements for the computation, presentation and disclosures regarding earnings per share for entities with publicly held common stock.

         The basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted-average number of common shares outstanding. Common stock equivalents in each of the three month periods ended March 31, 1998 and 1997 were anti-dilutive due to the net losses sustained by the Company during each of those periods, thus the diluted net loss per share in these periods is the same as the basic net loss per share.

D.       COMPREHENSIVE INCOME

         Beginning January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130, which defines comprehensive income as the change in equity of an enterprise except for those changes resulting from shareholder transactions, establishes standards for reporting comprehensive income. For the three months ended March 31, 1998 and 1997, the Company did not have any comprehensive income (loss) except for the net loss reported on the Condensed Consolidated Statement of Operations.

E.       ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                                (DOLLARS IN THOUSANDS)

                                                          MARCH 31,               DECEMBER 31,
                                                             1998                     1997
                                                       ----------------         ------------------
                      Compensation                     $          1,159         $           1,370
                      Severance and related costs                   238                       411
                      Other                                       1,548                     1,094
                                                       ----------------         -----------------
                                                       $          2,945         $           2,875
                                                       ===================      =================

F.       COMMITMENTS

         The Company has entered into employment agreements with certain of its executive officers. Information regarding these agreements is available in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998.

                            POWERCERV CORPORATION

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


G.       CONTINGENCIES

         A complaint was filed on July 24, 1997 in the United States District Court for the Middle District of Florida, captioned J. Conrad Lifsey vs. Harold
R. Ross, Gerald R. Wicker, Marc J. Fratello, Roy E. Crippen, III, Donald B. Hebb, Jr., Thomas S. Roberts, PowerCerv Corporation, Alex Brown & Sons, Inc., Robertson, Stephens & Company, ABS Capital Partners, L.P., Summit Investors II, L.P., and SummitVentures III, L.P. The complaint purports to be a class action on behalf of those persons who purchased shares of the Company's common stock from March 1, 1996 (the date of the Company's initial public offering of its common stock ("IPO")) through July 24, 1996. The complaint alleges, among other things, that the defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Company's IPO and in its subsequent securities filings, press releases and other public statements. The plaintiff seeks damages of an unspecified amount, rescission of certain securities sales and certain other remedies. On March 19, 1998, the defendants filed their motions to dismiss this complaint. An effect of this motion filing is to postpone any discovery on this case until after the motions are ruled on by the Court. No ruling has yet been handed down. On April 5, 1998, the Court ordered the parties to attend a mediation conference to be conducted on or before July 30, 1998. This conference is currently scheduled for July 30, 1998. The defendants deny any wrongdoing and intend to contest the suit vigorously.

H.       INCOME TAXES

         The Company increased its deferred income tax asset valuation allowance by approximately $421,000 for the three month period ended March 31, 1998 to offset the tax benefit applicable to the loss incurred during the period. The decision to fully reserve the deferred income tax asset was primarily the result of the Company's continued losses from operations. For the three month period ended March 31, 1997, the Company recorded an income tax benefit at an estimated 38% rate.

                            POWERCERV CORPORATION

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (DOLLARS IN THOUSANDS)


OVERVIEW

         The primary mission of PowerCerv Corporation and its wholly-owned subsidiary, PowerCerv Technologies Corporation (collectively, the "Company" or "PowerCerv") is to develop, market, license, implement and support open, modifiable "ERP/back-office" and "front-office" enterprise application software solutions for mid-size U.S. discrete manufacturing companies with annual revenues between $25 million and $500 million. The Company's Enterprise Resource Planning (ERP) application products (which also may be referred to as "back office" products) facilitate the management of resources and information to allow manufacturers to reduce order fulfillment times, improve operating efficiencies and measure critical company performance against defined objectives. The Company's front-office application products increase the effectiveness of sales organizations and customer support centers by providing opportunity management for maximum sales efficiency and problem tracking and resolution management. The Company also provides a wide range of professional technical and business consulting services, including application analysis, design, development, modification and integration programming, training and deployment for its application products. Separately, the Company provides a wide range of consulting services to companies who use PowerBuilder(R), a leading development tool of Sybase, Inc., for client/server systems development. The Company also provides complementary development tool products used to enhance or accelerate the implementation and ongoing maintenance of its application products, and resells third party technology resale products to complement the Company's products and services offering.

         The discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company's future actual results may differ materially from the results discussed herein and including those in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this report, and the risks discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements and Associated Considerations" in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998. These risks include, but are not limited to, matters related to the Company's ability to manage change, liquidity, fluctuations in the Company's quarterly activities and results of operations, the availability of qualified consulting personnel, dependence on product development and its new products, competition, dependence on client/server environment and dependence on key personnel. Due to these factors, among others, it is possible that the Company's results of operations may be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be adversely affected.

         The Company's revenues consist primarily of software license fees, resales of software products developed by third party software vendors ("technology resales") and fees for services, including consulting, education and support and maintenance. For the quarter ended March 31, 1998, service fees remain the Company's largest single revenue source, although the Company's strategy is to seek to increase revenue generated by licensing its products as a percentage of total revenue.

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


         Beginning January 1, 1998, the Company has recognized revenue in accordance with the American Institute of Certified Public Accounts' Statement of Position 97-2, as amended, Software Revenue Recognition ("SOP 97-2").
Revenue is recognized from licenses of the Company's software products when the contract has been executed, the product(s) has been shipped, collectibility is probable and the software license fees are fixed or determinable. License revenue from sales of the Company's development tools and revenue from technology resales is recognized following the procedures above except generally the Company ships its development tools and technology resale products under a shrinkwrap license agreement upon the Company's receipt of a binding customer order as opposed to executing a negotiated contract. The Company generally accounts for consulting services separate from software license fees for those arrangements where services are separately stated on a time and materials basis and are not essential to the customer's functionality requirements. If any portion of the software license fees is subject to forfeiture or refund, the Company will postpone revenue recognition until the contingency has been removed. The Company provides for potential product returns and allowances at the time of shipment. Historically, product returns and allowances have been immaterial. Consulting and education revenue is recognized as the services are performed. Revenue from support and maintenance activities is recognized ratably over the term of the maintenance period and the unrecognized portion is recorded as deferred revenue. The Company's adoption of SOP 97-2 did not have a material effect on the Company's financial statements for the three month period ended March 31, 1998.

         The Company's primary objective is to increase its license revenues and market share in the middle market. The Company believes that its ERP/back-office and front-office suite of application products effectively meet the needs of mid-size manufacturing companies based on technology platforms, functionality, agility and integration capabilities. The Company also believes that the market for enterprise application vendors is growing rapidly based on, among other factors, the continuing acceptance of client/server technology, the migration from mainframe computers and year 2000 concerns. The Company is focused on trying to successfully increase its license revenues while closely managing its operating costs. If these objectives are achieved, this is intended to result in improved earnings performance. To achieve the Company's strategy to increase license revenue and market share, the Company will have to continue to enhance its products, recruit and train additional consulting staff and recruit and train sales and marketing professionals. There can be no assurance that the Company will be able to achieve this strategy and to successfully compete against current and future competitors.

         The Company believes that it was the first enterprise software application company to provide integrated client/server solutions for both ERP/back-office and front-office systems from one vendor with a consistent development methodology, under a common technical architecture and a common look and feel. The Company's full suite of integrated ERP/back-office and front-office enterprise application products is referred to as its Customer Lifecycle Management (CLM) Solution. In early November 1997, the Company released version 7.0 of its suite of application products. The Company believes this release enhances its prior product offering. The Company believes that its CLM Solution, including its 7.0 release, is a competitive advantage. In late 1997 and early 1998 and pursuant to a marketing and sales plan, the Company has focused its marketing and sales efforts, together with other resources, on a much narrower target market than in 1997 and prior years. As a result, the Company has reduced its focus on its development tools and sale of third party resale products. Management believes the Company is positioned to leverage the strength of its products and services for mid-size U.S. discrete manufacturing

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) (DOLLARS IN THOUSANDS, EXCEPT REFERENCES TO THE COMPANY'S TARGET MARKET)


companies with annual revenues between $25 million and $500 million. There can be no assurance that the market will accept the Company's business strategy and version 7.0 release of its suite of application products, or if it does, that the Company will be able to successfully compete against other firms also implementing this or a similar strategy.

         In connection with the business strategy discussed above, the Company also approved and implemented a financial operating plan associated with its marketing and sales focus, hired a president/COO with relevant industry experience to assist in connection with executing this plan, and promoted its director of international sales to a new position of senior vice president of worldwide sales. The plan also includes continued enhancement of the Company's application products, recruiting and training additional marketing and sales professionals and recruiting and training additional consulting personnel. Management believes this new plan will assist the Company in attempting to accomplish its strategic objective to increase license revenues from its application products; however, there can be no assurance that the Company will achieve this objective or that the Company's license revenues will increase in accordance with its plans. Implementation of the Company's strategy to expand the license sales has in the past, and may in the future, cause the Company's quarterly results to fluctuate.

         The Company's financial operating plan is also designed to significantly reduce the Company's operating expenses and minimize the usage of cash. Based upon the financial operating plan, the Company initiated a reduction in work force of approximately 50 persons from late 1997 through January 1998. The Company's execution of this plan resulted in a work force reduction and other charge of $1,010, which was recorded in the fourth quarter of fiscal 1997. As a result of the Company's implementation of this financial operating plan, the Company expects its general and administrative, sales and marketing and research and development operating expenses to be lower during 1998 as compared to 1997.

         In general, revenues are difficult to forecast because the market for client/server software is evolving rapidly and the Company's sales cycle, from the customer's initial evaluation through purchase of licenses and the related support and maintenance services, varies substantially from customer to customer and from product to product. License fee revenue from quarter to quarter is difficult to forecast as no significant order backlog exists at the end of any quarter because the Company's products typically are shipped upon receipt of customers' orders. The Company in the past has realized a substantial portion of its revenue in the last month of a quarter, with this revenue concentrated in the last weeks or days of a quarter.

         A substantial portion of the Company's operating expenses is related to personnel, facilities, sales and marketing programs. The level of spending for such expenses cannot be adjusted quickly and is therefore fixed in the short term. The Company's expense levels for personnel, facilities and marketing programs are based, in significant part, on the Company's expectations of future revenue. If actual revenue levels on a quarterly basis are below management's expectations, results of operations are likely to be adversely affected by a similar amount because a relatively small amount of the Company's operating expenses varies with its revenues in the short term.

                            POWERCERV CORPORATION

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


         The Company's strategy for increasing its license revenues also includes supplementing the marketing of its software products and services by its direct sales force group with indirect marketing channels. These indirect channels include value-added resellers ("VARs"), original equipment manufacturers ("OEMs"), strategic alliance partners assisting in generating product sales and providing consulting services to end users ("teaming partners") and international distributors. Selling through indirect channels may limit the Company's contacts with its customers. As a result, the Company's ability to accurately forecast sales, evaluate customer satisfaction and recognize emerging customer requirements may be hindered. The Company's strategy of marketing its products directly to end-users and indirectly through VARs, OEMs, teaming partners and international distributors may result in distribution channel conflicts. The Company's direct sales efforts may compete with those of its indirect channels and, to the extent different resellers target the same customers, resellers may also come into conflict with each other. Although the Company has attempted to manage its distribution channels to avoid potential conflicts, there can be no assurance that channel conflicts will not materially adversely affect its relationships with existing VARs, OEMs, teaming partners, or distributors or adversely affect its ability to attract new VARs, OEMs, teaming partners and international distributors.

         In addition, the Company's strategy is to provide its customers with a wide range of professional technical and business consulting services associated with implementing and customizing the Company's application products. Separately, the Company provides a wide range of general consulting services to companies who use PowerBuilder(R), a leading technology development tool of Sybase, Inc. for client/server systems development. The Company believes that if it is successful in increasing its application license revenue, its consulting services revenues associated with the Company's application products will increase. Conversely, lower application license revenues will negatively impact its consulting services revenues. With respect to its general consulting services, the Company plans to increase this portion of its service revenue by focusing on medium scale client/server projects. The market for these types of general consulting services is intensely competitive and the Company believes its ability to compete successfully depends upon a number of factors both within and beyond its control, including the quality of services, ability to recruit, hire, train and retain technical consultant personnel, and industry and general economic trends. The Company has experienced higher than expected turnover among its consultants, and if this continues, consulting services revenue and expenses will be negatively impacted. Although services remain the largest single revenue source for the Company, there can be no assurance that this strategy will succeed and that service revenues will increase.

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

         The market for enterprise software application products and services is intensely competitive, rapidly changing and significantly affected by new product offerings and other market activities. A number of companies offer products similar to the Company's products and services, which are targeted at mid-size discrete manufacturers. In addition, the Company's market has no proprietary barriers to entry, which would limit competitors from developing similar products or selling competing products. Many of the Company's existing competitors, as well as a number of potential competitors, have longer operating history, more established marketing and sales organizations, greater name recognition, larger research and development organizations, significantly greater financial and technical resources and a larger installed base of customers than the Company. As a result, these competitors may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than can the Company. There can be no assurance that the Company will be able to compete successfully with existing or new competitors or that such competitors will not offer or develop products that are superior to the Company's products or that achieve greater market acceptance. In addition, increased competition is likely to result in price reductions and related reductions in gross margins and market share, any one of which could materially adversely affect the Company's business, results of operations and financial condition.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain financial data regarding the Company's revenues derived from license fees, technology resales and service fees:


    REVENUES                                      THREE MONTHS ENDED MARCH 31,
                                              1998           CHANGE          1997
   ---------------------------------    -------------------------------------------
   License fees                          $1,362             (18%)            $1,659
   Percentage of total revenues              19%                                 19%
   ---------------------------------    -------------------------------------------
   Technology resales                       383             (20%)               477
   Percentage of total revenues               5%                                  5%
   ---------------------------------    -------------------------------------------
   Service fees                           5,542             (16%)             6,620
   Percentage of total revenues              76%                                 76%
   ---------------------------------    -------------------------------------------

         License fees. The Company's license fees are derived from licensing the Company's application products and development tools. In addition, any royalty fees earned are included in license fees. The Company establishes its licensing fees using a tiered pricing approach based on the number of concurrent servers and users. Source code licenses are available at an additional cost.

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) (DOLLARS IN THOUSANDS, EXCEPT REFERENCES TO THE COMPANY'S TARGET MARKET)


License fees revenue decreased for the three month period ended March 31, 1998 compared to the same period in 1997 primarily due a lower average dollar amount of the application transactions and slightly lower tools revenue. During late December 1997 and early January 1998, the Company initiated a new plan and strategy to increase license revenues from its applications products. Under this plan, the Company has focused its sales and marketing efforts on licensing its ERP/back-office and front-office application products to mid-size U.S. discrete manufacturing companies with annual revenues between $25 million and $500 million. The decision to implement this strategy is the result of the Company's assessment of the market for enterprise application software solutions, the Company's products and its strengths. Pursuant to this plan, the Company approved and implemented a financial operating plan associated with its marketing and sales focus, hired a president/COO with relevant industry experience to assist in connection with executing this plan, and promoted its director of international sales to a new position of senior vice president of worldwide sales. This plan also includes continued enhancement of the Company's application products, and recruiting and training additional marketing and sales professionals. Management believes this new plan will assist the Company in attempting to accomplish its strategic objective to increase license revenues from its application products; however, there can be no assurance that the company will achieve this objective or that the Company's license revenues will increase in accordance with its expectations.

         Sales of the Company's development tools will continue to decrease during 1998 due to increased competition in the software development tools market and the Company's decision to focus its sales, marketing and development resources on its application products.

         Technology resales. Technology resales are derived from licensing complementary client/server and Internet development tools developed by other independent software vendors. Technology resales and related services are more susceptible to change based on the price for such products and services than the Company's application license fees and related services. Technology resales revenue decreased 20% for the three month period ended March 31, 1998 compared to the three month period ended March 31, 1997 due to the Company's increased focus on sales of its own application products and increased market competition for technology resale products. The Company believes that the 1998 technology resales revenue, as a percentage of total revenue, will be less than prior year periods.

         Service fees. The Company's service fees consist of revenue from consulting, education and support/maintenance services. Consulting services are primarily provided on a time and materials basis, educational services are generally priced on a per student basis and annual support/maintenance service fees are based on a percentage of the related license fees. Service fees revenue decreased 16% for the three month period ended March 31, 1998 compared to the same period during 1997. This decrease was due mainly to a decrease in the number of consultants as a result of closing certain unprofitable service areas and the Company's December 1997 work force reduction. Also in conjunction with the work force reduction, employees who were transitioned from nonbillable to billable positions within the Company were not actually billable at customer sites until later in the quarter following additional education and training.

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


COSTS AND EXPENSES

         The following table sets forth, for the periods indicated, certain financial data regarding the Company's costs associated with its license fees, technology resales and services:


   COST OF REVENUES:                            THREE MONTHS ENDED MARCH 31,
                                        -------------------------------------------
                                              1998           CHANGE          1997
   ---------------------------------    -------------------------------------------
   Cost of licenses                      $  178             (43%)            $  312
   Gross profit percentage                   87%                                 81%
   ---------------------------------    -------------------------------------------
   Cost of technology resales               271             (23%)               352
   Gross profit percentage                   29%                                 26%
   ---------------------------------    -------------------------------------------
   Cost of services                       4,505             (11%)             5,080
   Gross profit percentage                   19%                                 23%
   ---------------------------------    -------------------------------------------


         Cost of licenses. The cost of licenses consists primarily of production costs, royalties associated with a module of one of the Company's application products, and the amortization of intangible assets. The cost of licenses decreased 43% for the three month period ended March 31, 1998 as compared to the same period in 1997 due to lower amortization of intangible assets. Management expects the cost of licenses to continue to be lower during 1998 as compared to 1997 as a result of the Company recording a charge of approximately $1.3 million during late 1997 to reduce the intangible assets acquired in certain 1996 and 1995 acquisitions to their net realizable value.

         Cost of technology resales. The cost of technology resales consists primarily of costs associated with resales of complementary client/server and Internet development tools developed by independent software vendors. Technology resales cost decreased 23% in the three month period ended March 31, 1998 as compared to the same period in the prior year due to decreased technology resales revenue. This decrease in technology resales revenue is due to an increased focus on sales of the Company's own software products and increased market competition for technology resale products.

         Cost of services. The cost of services consists primarily of compensation and travel costs associated with providing consulting, product support and maintenance, technical services and education. The cost of services decreased 11% for the first quarter in 1998 as compared to the same period in 1997 due to a decrease in the number of consultants as a result of closing certain unprofitable service areas and the Company's December 1997 work force reduction. The gross profit percentage decreased from 23% for the three month period ended March 31, 1997 to 19% for the three month period ended March 31, 1998 as a result of several factors including the impact of those events described above, transitioning some employees from nonbillable to billable positions within the Company and training these individuals, higher than expected consultant turnover, lower utilization of the application consultants due to lower application license sales, and higher costs associated with training the consulting staff.

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


         The following table sets forth, for the periods indicated, certain financial data regarding the Company's operating expenses:


   OPERATING EXPENSES:                          THREE MONTHS ENDED MARCH 31,
                                        -------------------------------------------
                                              1998           CHANGE          1997
   ---------------------------------    -------------------------------------------
   General and administrative            $1,128             (27%)            $1,547
   Percentage of total revenues              15%                                 18%
   ---------------------------------    -------------------------------------------
   Sales and marketing                    1,440             (43%)             2,537
   Percentage and total revenues             20%                                 29%
   ---------------------------------    -------------------------------------------
   Research and development                 954             (34%)             1,442
   Percentage of total revenues              13%                                 16%
   ---------------------------------    -------------------------------------------

         General and administrative ("G&A"). G&A expenses include compensation, communications, accounting, human resources, legal and related facilities expenses. The decrease in G&A expenses for the three month period ended March 31, 1998 compared to the three month period ended March 31, 1997 is primarily due to the Company's implementation of the financial operating plan associated with its marketing and sales focus which included a work force reduction. The Company expects its G&A expenses to continue to be lower during 1998 as compared to 1997 as a result of implementing and executing on its financial operating plan.

         Sales and marketing. Sales and marketing expenses primarily consist of compensation paid to sales and marketing personnel, costs of marketing, direct mail and telemarketing activities, costs of public relations, trade shows and conferences and related communications costs. Sales and marketing costs decreased 43% for the three month period ended March 31, 1998 as compared to the same period in 1997 as a result of the Company's implementation of the financial operating plan associated with its marketing and sales focus and continuing restructuring of its marketing and sales organizations. During the remainder of 1998, the Company may invest additional resources, possibly in excess of the amounts incurred during the first three months of 1998, on rebuilding and strengthening the Company's marketing and sales organizations and their respective programs and initiatives. Nevertheless, the Company expects its sales and marketing expenses to continue to be lower during 1998 as compared to 1997.

         Research and development ("R&D"). R&D costs consist primarily of compensation and related facilities and equipment costs associated with developing, maintaining and enhancing the Company's products. Since inception, the Company has not capitalized any internal R&D costs as the costs incurred during the period between the point in time that technological feasibility is established and that a product is released to the market have been insignificant. R&D costs decreased 34% for the three month period ended March 31, 1998 as compared to the same period in 1997 due to the Company's implementation of the financial operating plan associated with its marketing and sales focus. The Company expects its R&D expenses to continue to be lower during 1998 as compared to 1997 as a result of implementing and executing on its financial operating plan.

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


         Income taxes. For the three month period ended March 31, 1998, the Company increased its deferred income tax asset valuation allowance by approximately $421 to offset the tax benefit applicable to the loss incurred during the period. For the three months ended March 31, 1997, the Company recorded an income tax benefit at an estimated 38% rate.

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

LIQUIDITY AND CAPITAL RESOURCES

         The following table sets forth, for the periods indicated, certain financial data regarding the Company's working capital balances, cash and cash equivalents, cash used in operating activities and cash used in investing activities.


                                                   AS OF AND FOR THE
                                              THREE MONTHS ENDED MARCH 31,
                                        -------------------------------------------
                                          1998              CHANGE          1997
                                        ------             --------        --------
   Working capital                       $6,846             (65%)           $19,594
   Cash and cash equivalents              6,472             (49%)            12,623
   Cash provided by (used in)
      operating activities                  382             121%             (1,808)
   Cash used in investing activities       (270)              7%               (253)

         Working capital and cash and cash equivalents decreased as of March 31, 1998, compared to March 31, 1997, principally due to increased expenditures in research and development associated with the October 1997 application product release and increased infrastructure costs including its investment in its direct and indirect sales and marketing organizations during the last nine months of 1997.

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


         For the three month period ended March 31, 1998, cash provided by operating activities was $382 due to increased receivables collections, decreased operating expenses as a result of implementing and executing on the Company's financial operating plan, and certain one-time items including settlements of outstanding receivables matters. During the three months ended March 31, 1998, the Company paid approximately $350 in severance costs, office closing costs and other charges related to its work force reduction and cost cutting measures the Company began in late December 1997. For the three months ended March 31, 1997, the cash used in operating activities was $1,808 and was primarily due to increased investments in R&D, costs associated with being a public company and increased infrastructure costs including investments in sales and marketing organizations.

         The Company's cash used in investing activities remained relatively unchanged for the three month period ended March 31, 1998 as compared to March 31, 1997. For the three month period March 31, 1998, approximately $237 of the cash used in investing activities was spent on the Company's relocation of its product development group to a larger facility in Anderson, South Carolina. For the three month period ended March 31, 1997, the cash used in investing activities was spent primarily on computer equipment.

         At March 31, 1998, the Company's primary source of liquidity consisted of its cash and cash equivalents balance of $6,472 and its short-term accounts receivable balance of $6,473. In addition, the Company has an unsecured $5,000 line of credit with a commercial bank for working capital and other purposes. The interest rate on the line of credit is equal to LIBOR plus 150 or 200 basis points, based on the Company's tangible net worth. The line of credit, which has a February 15, 1999 maturity date, requires the Company to maintain certain financial ratios. As of March 31, 1998, no balance was outstanding under the line of credit. On January 26, 1998, the Company and its bank amended the terms of this line of credit by providing for the application of a $300 sublimit for the purpose of supporting letters of credit.

         During late 1997 and early 1998, the Company implemented a financial operating plan associated with its marketing and sales focus which included a work force reduction and cost cutting measures in line with its objective to return to profitability. If the Company is not successful in achieving its targeted license and service revenues and the projected reduction in costs, the Company may be required to take further actions to align its operating expenses with its revenues, such as further reductions in work force or other cost cutting measures. The Company is dependent upon its ability to generate cash flows from its license and service fees, as well as the collection of its outstanding accounts receivable, to maintain its current liquidity levels.

         The Company believes that, based upon its projected revenues and the operating expense reductions associated with the recent work force reduction and new financial plan, that funds generated from operations, existing cash and cash equivalents and its short-term accounts receivable, together with the availability of the line of credit, will be sufficient to finance the Company's operations for at least the next twelve months.

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement 131 establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has identified its operating segments as its services and license products. The Company will be required to adopt this standard for financial statements for the fiscal year ended December 31, 1998; however, Statement 131 need not be applied to interim financial statements in the initial year of its application. As the standard addresses reporting and disclosure issues only, there will be no impact on earnings from adoption of this standard.

                              ACCOUNTANTS' REPORT



The Board of Directors
PowerCerv Corporation

We have reviewed the condensed consolidated balance sheet of PowerCerv Corporation and subsidiary as of March 31, 1998, and the related condensed consolidated statements of operations and cash flows for the three months ended March 31, 1998 and 1997, as included in Part I/Item 1 of this quarterly report on Form 10-Q. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of PowerCerv Corporation and subsidiary as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows, for the year then ended (not presented herein); and in our report dated January 26, 1998, except with respect to notes 9 (c) and 10 (c), which are as of February 25, 1998, we expressed an unqualified opinion on those consolidated financial statements.
In our opinion, the information set forth in the condensed consolidated balance sheet as of December 31, 1997, as included in Part I/Item 1 of this quarterly report on Form 10-Q, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                  /s/ KPMG Peat Marwick LLP
                                  KPMG PEAT MARWICK LLP



Tampa, Florida
April 17, 1998

                             POWERCERV CORPORATION

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         A complaint was filed on July 24, 1997 in the United States District Court for the Middle District of Florida, captioned J. Conrad Lifsey vs. Harold
R. Ross, Gerald R. Wicker, Marc J. Fratello, Roy E. Crippen, III, Donald B. Hebb, Jr., Thomas S. Roberts, PowerCerv Corporation, Alex Brown & Sons, Inc., Robertson, Stephens & Company, ABS Capital Partners, L.P., Summit Investors II, L.P., and Summit Ventures III, L.P. The complaint purports to be a class action on behalf of those persons who purchased shares of the Company's common stock from March 1, 1996 (the date of the Company's initial public offering of its common stock ("IPO")) through July 24, 1996. The complaint alleges, among other things, that the defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Company's IPO and in its subsequent securities filings, press releases and other public statements. The plaintiff seeks damages of an unspecified amount, rescission of certain securities sales and certain other remedies. On March 19, 1998, the defendants filed their motions to dismiss this complaint. An effect of this motion filing is to postpone any discovery on this case until after the motions are ruled on by the Court. No ruling has yet been handed down. On April 5, 1998, the Court ordered the parties to attend a mediation conference to be conducted on or before July 30, 1998. This conference is currently scheduled for July 30, 1998. The defendants deny any wrongdoing and intend to contest the suit vigorously.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         15.1 Accountants' Letter regarding Unaudited Interim Financial Information.

         27.1    Financial Data Schedule.

(b)      Reports on Form 8-K

         The Company filed a current report on Form 8-K dated February 25, 1998, to report under Item 5, Other Events, the hiring of Michael J. Simmons as President and Chief Operating Officer of the Company.

                             POWERCERV CORPORATION

                                   FORM 10-Q

                (for the quarterly period ended March 31, 1998)


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   PowerCerv Corporation


                                                   /s/ Marc J. Fratello
Date:  May 15, 1998                                ------------------------
                                                   Marc J. Fratello,
                                                   Chief Executive Officer
                                                   (Duly Authorized Officer)


                                                   /s/ Stephen M. Wagman
Date:  May 15, 1998                                ------------------------
                                                   Stephen M. Wagman,
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)



                                                   /s/ Karen L. Surplus
Date:  May 15, 1998                                ------------------------
                                                   Karen L. Surplus,
                                                   Chief Accounting Officer