Form 10-Q
period 1998-06-30
POWERCERV CORP
filed 1998-08-14
CIK 1005758

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                  FORM 10-Q

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1998

                                     OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                to
                                        ------------      ------------

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

                               (813) 226-2600
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES X   NO
                                              ----   ----

As of August 7, 1998, there were 13,830,958 shares of the registrant's common stock, $.001 par value, outstanding.



================================================================================

                             POWERCERV CORPORATION
                                   FORM 10-Q


                                     INDEX


PART I.  FINANCIAL INFORMATION

                                                                                                          PAGE
Item 1.  Financial Statements
  Condensed Consolidated Balance Sheets as of June 30, 1998 (unaudited)
     and December 31, 1997 .................................................................................   2

  Condensed Consolidated Statements of Operations for the Three and Six-months Ended
     June 30, 1998 and 1997 (unaudited).....................................................................   3

  Condensed Consolidated Statements of Cash Flows for the Six-months Ended
     June 30, 1998 and 1997 (unaudited) ...................................................................    4

  Notes to Condensed Consolidated Financial Statements (unaudited)   ......................................    5

Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations.............................................................................    8

Accountants' Review Report  ...............................................................................   19



PART II.  OTHER INFORMATION

Item 1. Legal Proceedings..................................................................................   20

Item 4. Submission of Matters to a Vote of Security Holders................................................   20

Item 6. Exhibits and Reports on Form 8-K ..................................................................   21



Signatures ................................................................................................   22




ADAPTlications and INTERGY are registered trademarks of the registrant and the PowerCerv logo, "ERP Plus" and design and "The Plus Your Enterprise Needs" are trademarks of the registrant. All other trademarks and company names mentioned are the property of their respective owners.

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             POWERCERV CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         JUNE 30,             DECEMBER 31,
                                                                           1998                  1997
                                                                     ---------------         --------------
                                                                       (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                            $    7,028             $     6,360
   Accounts receivable, net of allowance of
      $1,791 and $2,000, respectively                                        4,296                   6,925
   Other current assets                                                        333                     329
                                                                        ----------             -----------

        Total current assets                                                11,657                  13,614

Property and equipment, net                                                  2,472                   2,527
Intangible assets, net                                                         763                     975
Investment in third party                                                    1,500                   1,500
Deposits and other assets                                                       84                      71
                                                                        ----------             -----------

        Total assets                                                    $   16,476             $    18,687
                                                                        ==========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                     $      596             $     1,363
   Accrued expenses                                                          2,939                   2,875
   Deferred revenue                                                          1,714                   1,492
                                                                        ----------             -----------

        Total current liabilities                                            5,249                   5,730

Shareholders' equity                                                        11,227                  12,957
                                                                        ----------             -----------


        Total liabilities and shareholders' equity                      $   16,476             $    18,687
                                                                        ==========             ===========


See accompanying notes to condensed consolidated financial statements.

                             POWERCERV CORPORATION

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               THREE-MONTHS ENDED JUNE 30,           SIX-MONTHS ENDED JUNE 30,
                                             ------------------------------       ------------------------------
                                                 1998              1997               1998               1997
                                             -----------       -----------        -----------        -----------
Revenues:
   License fees                               $    1,586        $    2,007         $    2,948         $    3,666
   Technology resales                                373               495                756                972
   Service fees                                    5,351             5,912             10,893             12,532
                                              ----------        ----------         ----------         ----------

      Total revenues                               7,310             8,414             14,597             17,170
                                              ----------        ----------         ----------         ----------

Costs and expenses:
   Cost of licenses                                  121               472                299                784
   Cost of technology resales                        251               397                522                749
   Cost of services                                4,187             4,982              8,692             10,062
   General and administrative                      1,121             1,544              2,249              3,091
   Sales and marketing                             1,533             2,653              2,973              5,190
   Research and development                          903             1,620              1,857              3,062
                                              ----------        ----------         ----------         ----------

      Total costs and expenses                     8,116            11,668             16,592             22,938
                                              ----------        ----------         ----------         ----------

      Operating loss                                (806)           (3,254)            (1,995)            (5,768)

Interest income, net                                  69               154                150                338
                                              ----------        ----------         ----------         ----------

      Loss before income taxes                      (737)           (3,100)            (1,845)            (5,430)

Income tax benefit                                    --                --                 --               (886)
                                              ----------        ----------         ----------         ----------

      Net loss and comprehensive loss         $     (737)       $   (3,100)        $   (1,845)        $   (4,544)
                                              ==========        ==========         ==========         ==========


Basic and diluted net loss per share          $    (0.05)       $    (0.22)        $    (0.13)        $    (0.33)
                                              ==========        ==========         ==========         ==========

Shares used in computing basic and
   diluted net loss per share                     13,806            13,846             13,799             13,844
                                              ==========        ==========         ==========         ==========



See accompanying notes to condensed consolidated financial statements.

                             POWERCERV CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)



                                                                              SIX-MONTHS ENDED JUNE 30,
                                                                     ----------------------------------------
                                                                           1998                    1997
                                                                     -----------------      ------------------
Cash flows from operating activities:
   Net loss                                                          $          (1,845)     $          (4,544)
   Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
      Depreciation and amortization                                                709                  1,049
      Deferred income taxes                                                          -                   (886)
      Deferred revenue                                                             222                     59
      Changes in assets and liabilities                                          1,909                  1,304
                                                                     -----------------      -----------------

      Net cash provided by (used in) operating activities                          995                 (3,018)
                                                                     -----------------      -----------------

Cash flows from investing activities:
   Purchases of property and equipment, net                                       (442)                  (440)
                                                                     -----------------      -----------------

             Net cash used in investing activities                                (442)                  (440)
                                                                     -----------------      -----------------

Cash flows from financing activities:
   Net proceeds from issuance of common stock                                      115                     52
                                                                     -----------------      -----------------

             Net cash provided by financing activities                             115                     52
                                                                     -----------------      -----------------


Net increase (decrease) in cash and cash equivalents                               668                 (3,406)
Cash and cash equivalents, beginning of period                                   6,360                 14,637
                                                                     -----------------      -----------------

Cash and cash equivalents, end of period                             $           7,028      $          11,231
                                                                     =================      =================


See accompanying notes to condensed consolidated financial statements.

                             POWERCERV CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


A.       BASIS OF PRESENTATION

         The condensed consolidated balance sheet of PowerCerv Corporation and its subsidiary (collectively, the "Company") as of June 30, 1998 and the condensed consolidated statements of operations for the three and six-months ended June 30, 1998 and 1997 and the condensed consolidated statements of cash flows for the six-months ended June 30, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1997 has been derived from the Company's audited consolidated financial statements at that date.

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

         Certain 1997 balance sheet amounts have been reclassified to conform to the 1998 financial statement presentation.

         The results of operations for the three and six-months ended June 30, 1998 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

         Beginning January 1, 1998, the Company has recognized revenue in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2, as amended, Software Revenue Recognition ("SOP 97-2"). Revenue is recognized from licenses of the Company's software products when the contract has been executed, the product(s) has been shipped, collectibility is probable and the software license fees are fixed or determinable. License revenue from sales of the Company's development tools and revenue from technology resales is recognized following the procedures above except generally the Company ships its development tools and technology resale products under a shrinkwrap license agreement upon the Company's receipt of a binding customer order as opposed to executing a negotiated contract. The Company generally accounts for consulting services separate from software license fees for those arrangements where services are separately stated on a time and materials basis and are not essential to the customer's functionality requirements. If any portion of the software license fees is subject to forfeiture or refund, the Company will postpone revenue recognition until the contingency has been removed. The Company provides for potential product returns and allowances at

                             POWERCERV CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


the time of shipment. Historically, product returns and allowances have been immaterial. Consulting and education revenue is recognized as the services are performed. Revenue from support and maintenance activities is recognized ratably over the term of the maintenance period and the unrecognized portion is recorded as deferred revenue. The Company's adoption of SOP 97-2 did not have a material effect on the Company's financial statements for the three and six-month period ended June 30, 1998. Prior to January 1, 1998, the Company recognized revenue in accordance with the American Institute of Certified Public Accountants' Statement of Position 91-1, Software Revenue Recognition.

C.       NET LOSS PER SHARE

         During the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, which sets forth the requirements for the computation, presentation and disclosures regarding earnings per share for entities with publicly held common stock.

         The basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted-average number of common shares outstanding. Common stock equivalents in each of the three and six-month periods ended June 30, 1998 and 1997 were anti-dilutive due to the net losses sustained by the Company during each of those periods, thus the diluted net loss per share in these periods is the same as the basic net loss per share.

D.       COMPREHENSIVE INCOME

         Beginning January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130, which defines comprehensive income as the change in equity of an enterprise except for those changes resulting from shareholder transactions, establishes standards for reporting comprehensive income. For the three and six-month periods ended June 30, 1998 and 1997, the Company did not have any comprehensive income (loss) except for the net loss reported on the Condensed Consolidated Statement of Operations.

E.       ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                        (DOLLARS IN THOUSANDS)

                                                     JUNE 30,         DECEMBER 31,
                                                       1998               1997
                                                   -----------       ------------
                Compensation                          $1,381              $1,370
                Severance and related costs              163                 411
                Other                                  1,395               1,094
                                                      ------              ------
                                                      $2,939              $2,875
                                                      ======              ======


                             POWERCERV CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


F.       CONTINGENCIES

         A complaint was filed on July 24, 1997 in the United States District Court for the Middle District of Florida, captioned J. Conrad Lifsey vs. Harold
R. Ross, Gerald R. Wicker, Marc J. Fratello, Roy E. Crippen, III, Donald B. Hebb, Jr., Thomas S. Roberts, PowerCerv Corporation, Alex Brown & Sons, Inc., Robertson, Stephens & Company, ABS Capital Partners, L.P., Summit Investors II, L.P., and Summit Ventures III, L.P. The complaint purports to be a class action on behalf of those persons who purchased shares of the Company's common stock from March 1, 1996 (the date of the Company's initial public offering of its common stock ("IPO")) through July 24, 1996. The complaint alleges, among other things, that the defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Company's IPO and in its subsequent securities filings, press releases and other public statements. The plaintiff seeks damages of an unspecified amount, rescission of certain securities sales and certain other remedies. On March 19, 1998, the defendants filed their motions to dismiss this complaint. An effect of this motion filing is to postpone any discovery on this case until after the motions are ruled on by the Court. No ruling has yet been handed down. On April 5, 1998, the Court ordered the parties to attend a mediation conference by July 30, 1998. The parties did not resolve this lawsuit in the mediation conference. The defendants continue to deny any wrongdoing and intend to contest the suit vigorously.

G.       INCOME TAXES

         The Company increased its deferred income tax asset valuation allowance by approximately $280,000 and $701,000 for the three and six-month periods ended June 30, 1998, respectively, to offset the tax benefit applicable to the loss incurred during the period. For the three and six-month period ended June 30, 1997, the Company increased its deferred income tax asset valuation allowance by approximately $1,178,000. The decision to fully reserve the deferred income tax asset was primarily the result of the Company's continued losses from operations.

                             POWERCERV CORPORATION

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    (DOLLARS IN THOUSANDS, EXCEPT REFERENCES TO THE COMPANY'S TARGET MARKET)


OVERVIEW

         The primary mission of PowerCerv Corporation and its wholly-owned subsidiary, PowerCerv Technologies Corporation (collectively, the "Company" or "PowerCerv") is to develop, market, license, implement and support open, modifiable "ERP/back-office" and "front-office" enterprise application software solutions for mid-size U.S. discrete manufacturing companies with annual revenues between $25 million and $500 million. The Company's Enterprise Resource Planning (ERP) application products (which also may be referred to as "back office" products) facilitate the management of resources and information to allow manufacturers to reduce order fulfillment times, improve operating efficiencies and measure critical company performance against defined objectives. The Company's front-office application products increase the effectiveness of sales organizations and customer support centers by providing opportunity management for maximum sales efficiency and problem tracking and resolution management. The Company also provides a wide range of professional technical and business consulting services, including application analysis, design, development, modification and integration programming, training and deployment for its application products. Separately, the Company provides a wide range of consulting services to companies who use PowerBuilder(R), a leading development tool of Sybase, Inc., for client/server systems development. The Company has also provided complementary development tool products used to enhance or accelerate the implementation and ongoing maintenance of its application products, and resells third party technology resale products to complement the Company's products and services offering.

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

         The Company's revenues consist primarily of software license fees, resales of software products developed by third party software vendors ("technology resales") and fees for services, including consulting, education and support and maintenance. For the quarter ended June 30, 1998, service fees remain the Company's largest single revenue source, although the Company's strategy is to seek to increase revenue generated by licensing its products as a percentage of total revenue.

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


         Beginning January 1, 1998, the Company has recognized revenue in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2, as amended, Software Revenue Recognition ("SOP 97-2"). Revenue is recognized from licenses of the Company's software products when the contract has been executed, the product(s) has been shipped, collectibility is probable and the software license fees are fixed or determinable. License revenue from sales of the Company's development tools and revenue from technology resales is recognized following the procedures above except generally the Company ships its development tools and technology resale products under a shrinkwrap license agreement upon the Company's receipt of a binding customer order as opposed to executing a negotiated contract. The Company generally accounts for consulting services separate from software license fees for those arrangements where services are separately stated on a time and materials basis and are not essential to the customer's functionality requirements. If any portion of the software license fees is subject to forfeiture or refund, the Company will postpone revenue recognition until the contingency has been removed. The Company provides for potential product returns and allowances at the time of shipment. Historically, product returns and allowances have been immaterial. Consulting and education revenue is recognized as the services are performed. Revenue from support and maintenance activities is recognized ratably over the term of the maintenance period and the unrecognized portion is recorded as deferred revenue. The Company's adoption of SOP 97-2 did not have a material effect on the Company's financial statements for the three and six-month periods ended June 30, 1998.

         The Company's primary objective is to increase its license revenues and market share in the middle market. The Company believes that its ERP/back-office and front-office enterprise application software solutions effectively meet the needs of mid-size manufacturing companies based on technology platforms, functionality, agility and integration capabilities. The Company also believes that the market for enterprise application vendors is growing rapidly based on, among other factors, the continuing acceptance of client/server technology, the migration from mainframe computers and year 2000 concerns. The Company is focused on trying to successfully increase its license revenues while closely managing its operating costs. If these objectives are achieved, this is intended to result in improved earnings performance. To achieve the Company's strategy to increase license revenue and market share, the Company will have to continue to enhance its products, recruit and train additional sales professionals and recruit and train additional application consultants. There can be no assurance that the Company will be able to achieve this strategy and to successfully compete against current and future competitors.

         The Company believes that it was the first enterprise software application company to provide integrated client/server solutions for both ERP/back-office and front-office systems from one vendor with a consistent development methodology, under a common technical architecture and a common look and feel. The Company's full suite of integrated ERP/back-office and front-office enterprise application software products is referred to as its Customer Lifecycle Management (CLM) Solution. In early 1998, the Company began referring to its CLM Solution as "ERP Plus", trademarked this reference, and has focused its marketing and sales efforts on this new mark combined with "The Plus Your Enterprise Needs". In early November 1997, the Company released version
7.0 of its suite of application products. The Company believes this release enhances its prior product offering. The Company believes that its ERP Plus product offering, including its 7.0 release, is a competitive advantage. In late 1997 and early 1998 and pursuant to a marketing and sales plan, the Company has focused its marketing and sales efforts, together with other resources, on a much narrower target market than in 1997 and prior years. As

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) (DOLLARS IN THOUSANDS, EXCEPT REFERENCES TO THE COMPANY'S TARGET MARKET)


a result, the Company has reduced its focus on its development tools and sale of third party resale products. On July 2, 1998, the Company announced that it will discontinue sales of its development tools. Management believes the Company is positioned to leverage the strength of its ERP Plus application products and related services for mid-size U.S. discrete manufacturing companies with annual revenues between $25 million and $500 million. There can be no assurance that the market will accept the Company's business strategy and version 7.0 release of its suite of application products, or if it does, that the Company will be able to successfully compete against other firms also implementing this or a similar strategy.

         In connection with the business strategy discussed above, the Company approved and implemented a financial operating plan associated with its marketing and sales focus and hired a president/COO in early March 1998 with relevant industry experience to assist in connection with executing this plan. The plan also includes continued enhancement of the Company's application products, recruiting and training additional marketing and sales professionals, centralizing the marketing organization in the Company's Tampa headquarters, increasing the number of regional sales offices and U.S. regional sales vice presidents, and recruiting and training additional consulting personnel. The new president/COO has recruited additional management personnel to strengthen the management team. This includes a senior vice president of marketing, senior vice president of direct sales and a vice president of corporate services. Management believes this new plan will assist the Company in attempting to accomplish its strategic objective to increase license revenues from its application products; however, there can be no assurance that the Company will achieve this objective or that the Company's license revenues will increase in accordance with its plans. Implementation of the Company's strategy to expand the license sales has in the past, and may in the future, cause the Company's quarterly results to fluctuate.

         The Company's financial operating plan is also designed to significantly reduce the Company's operating expenses from their fiscal 1997 levels and to minimize the usage of cash. Based upon the financial operating plan, the Company initiated a reduction in work force of approximately 50 persons from late 1997 through January 1998. The Company's execution of this plan resulted in a work force reduction and other charge of $1,010, which was recorded in the fourth quarter of fiscal 1997. As a result of the Company's implementation of this financial operating plan, the Company expects its general and administrative, sales and marketing and research and development operating expenses to be lower during 1998 as compared to 1997.

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

         In addition, the Company's strategy is to provide its customers with a wide range of professional technical and business consulting services associated with implementing and customizing the Company's application products (application consultants). Separately, the Company provides a wide range of general consulting services to companies who use PowerBuilder(R), a leading technology development tool of Sybase, Inc. for client/server systems development (general consultants). The Company believes that if it is successful in increasing its application license revenue, its consulting services revenues associated with the Company's application products will increase. Conversely, lower application license revenues will negatively impact its consulting services revenues. With respect to its general consulting services, the Company continues to focus on medium scale client/server projects. The market for these types of general consulting services is intensely competitive and the Company believes its ability to compete successfully depends upon a number of factors both within and beyond its control, including the quality of services, ability to recruit, hire, train and retain qualified technical consultant personnel, and industry and general economic trends. The Company has experienced higher than expected turnover among its consultants, and if this continues, consulting services revenue, costs and the resulting profit margins will be negatively impacted. Although services remain the largest single revenue source for the Company, there can be no assurance that this strategy will succeed and that service revenues will increase.

         The Company's quarterly revenue and results of operations have fluctuated significantly in the past and will likely fluctuate in the future. Causes of such fluctuations have included and may continue to

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


include, among others, the demand for the Company's products and services; the size and timing of orders; the number, timing and significance of new product and/or product release announcements by the Company and its competitors; the ability of the Company to develop, introduce, market, sell and ship existing, new and enhanced versions of the Company's products on a timely basis; reassignments of consultants from providing billable services to non-billable roles; the timing of hiring personnel; the level of product and price competition; changes in operating expenses; changes in average selling prices and mix between the Company's products, technology resale products and services; changes in the Company's sales incentive strategy; the mix of direct and indirect sales; seasonal decline in product sales; changes in customers' budget constraints and general economic factors. Any one or more of these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. The potential occurrence of any one or more of these factors makes the prediction of revenue and results of operations on a quarterly basis difficult.

         The market for enterprise software application products and services is intensely competitive, rapidly changing and significantly affected by new product offerings and other market activities. A number of companies offer products similar to the Company's products and services, which are targeted at mid-size discrete manufacturers. In addition, the Company's market has no proprietary barriers to entry which would limit competitors from developing similar products or selling competing products. Many of the Company's existing competitors, as well as a number of potential competitors, have longer operating history, more established marketing and sales organizations, greater name recognition, larger research and development organizations, significantly greater financial and technical resources and a larger installed base of customers than the Company. As a result, these competitors may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than can the Company. There can be no assurance that the Company will be able to compete successfully with existing or new competitors or that such competitors will not offer or develop products that are superior to the Company's products or that achieve greater market acceptance.
In addition, increased competition is likely to result in price reductions and related reductions in gross margins and market share, any one of which could materially adversely affect the Company's business, results of operations and financial condition.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain financial data regarding the Company's revenues derived from license fees, technology resales and service fees:




REVENUES                                  THREE-MONTHS ENDED JUNE 30,              SIX-MONTHS ENDED JUNE 30,
                                          ---------------------------              -------------------------
                                         1998        CHANGE       1997         1998         CHANGE         1997
---------------------------------     -------------------------------------------------------------------------
License fees                          $ 1,586          (21%)     $ 2,007      $ 2,948          (20%)     $ 3,666
Percentage of total revenues              22%                        24%          20%                        21%
---------------------------------     -------------------------------------------------------------------------
Technology resales                        373          (25%)         495          756          (22%)         972
Percentage of total revenues               5%                         6%           5%                         6%
---------------------------------     -------------------------------------------------------------------------
Service fees                            5,351           (9%)       5,912       10,893          (13%)      12,532
Percentage of total revenues              73%                        70%          75%                        73%
---------------------------------     -------------------------------------------------------------------------


                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) (DOLLARS IN THOUSANDS, EXCEPT REFERENCES TO THE COMPANY'S TARGET MARKET)


         License fees. The Company's license fees are derived primarily from licensing the Company's application products, and to a lesser extent, from licensing its development tools. In addition, any royalty fees earned are included in license fees. The Company establishes its licensing fees using a tiered pricing approach based on the number of concurrent servers and users. Source code licenses are available at an additional cost.

         License fees revenue decreased for the three and six-month periods ended June 30, 1998 compared to the same periods in 1997 primarily due to the fact that the Company is in the early stages of implementing its 1998 plan to focus its sales and marketing efforts on licensing ERP Plus application software solutions to a target market. Additionally, the Company is focusing on rebuilding its sales "pipeline" for this target market. The decrease in license fees revenue was also attributable to a lower average dollar amount of the application license transactions and lower tools license revenue. During late December 1997 and early January 1998, the Company initiated a new plan to increase license revenues from its applications products. Under this plan, the Company focused its sales and marketing efforts on licensing its ERP Plus solutions comprised of back-office and front-office application products to mid-size U.S. discrete manufacturing companies with annual revenues between $25 million and $500 million. The decision to implement this strategy was the result of the Company's assessment of the market for enterprise application software solutions, the Company's products and its strengths. Under this strategy, the Company approved and implemented a financial operating plan associated with its marketing and sales focus and hired a president/COO with relevant industry experience to assist with the execution of this plan. During the first six-months of 1998 and through mid-August 1998, the Company recruited a senior vice president of marketing and senior vice president of direct sales, transitioned a sales executive into senior vice president of channel sales, centralized its marketing organization in the Company's Tampa headquarters, and increased the number of U.S. regional sales offices and regional sales vice presidents from three to six. Management believes the Company's implementation of this new plan will assist the Company in attempting to accomplish its strategic objective to increase license revenues from its application products; however, there can be no assurance that the Company will achieve this objective or that the Company's license revenues will increase in accordance with management's expectations.

         The Company had been reducing its focus on its development tools due to increased competition in the software development tools market and the Company's decision to increase the focus on its ERP Plus enterprise application software solutions. License fees revenue from development tools has continued to decrease both in absolute dollars and as a percentage of total license fees. These and other factors led the Company to announce on July 2, 1998 that it was discontinuing sales of its development tools. The Company intends to continue to provide support/maintenance on two of its development tools to June 30, 1999.

         Technology resales. Technology resales are derived from licensing complementary client/server and Internet development tools developed by other independent software vendors. Technology resales and related services are more susceptible to change based on the price for such products and services than the Company's application license fees and related services. Technology resales revenue decreased 25% and 22% for the three and six-month periods ended June 30, 1998, respectively, compared to the comparable periods ended June 30, 1997 due to the Company's increased focus on the marketing and sales of its own ERP Plus application products and the increased market competition for technology resale products. The Company believes that the 1998 technology resales revenue, as a percentage of total revenue and in absolute dollars, will continue to be less than prior year periods.

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


         Service fees. The Company's service fees consist of revenue from consulting, education and support/maintenance services. Consulting services are primarily provided on a time and materials basis, educational services are generally priced on a per student basis and annual support/maintenance service fees are based on a percentage of the related license fees. Service fees revenue decreased 9% and 13% for the three and six-month periods ended June 30, 1998, respectively, compared to the same period during 1997. This decrease was due mainly to a decrease in the number of billable consultants as a result of closing certain unprofitable service areas, the Company's December 1997 work force reduction and higher than expected consultant turnover. Also in conjunction with the work force reduction, employees who were transitioned from non-billable to billable positions within the Company were not billable at customer sites until later during the March 31, 1998 quarter following additional education and training. An additional factor impacting revenue from service fees was the Company's ERP Plus internal application training program, which was undertaken during the three-month period ended June 30, 1998. The Company's application consultants who participated in this training program were not otherwise on billable assignments.

COSTS AND EXPENSES

         The following table sets forth, for the periods indicated, certain financial data regarding the Company's costs associated with its license fees, technology resales and services:



    COST OF REVENUES:                     THREE-MONTHS ENDED JUNE 30,              SIX-MONTHS ENDED JUNE 30,
                                        1998      CHANGE         1997          1998       CHANGE          1997
    ----------------------------     ---------------------------------------------------------------------------
    Cost of licenses                    $121       (74%)         $472          $299       (62%)            $784
    Gross profit percentage              92%                      76%           90%                         79%
    ----------------------------     ---------------------------------------------------------------------------
    Cost of technology resales           251       (37%)          397           522       (30%)             749
    Gross profit percentage              33%                      20%           31%                         23%
   ----------------------------     ---------------------------------------------------------------------------
    Cost of services                   4,187       (16%)        4,982         8,692       (14%)          10,062
    Gross profit percentage              22%                      16%           20%                         20%
   ----------------------------     ---------------------------------------------------------------------------

         Cost of licenses. The cost of licenses consists primarily of production costs, royalties associated with a module of the Company's application products, and the amortization of intangible assets. The cost of licenses decreased 74% and 62% for the three and six-month periods ended June 30, 1998, respectively, as compared to comparable periods in 1997 due primarily to lower amortization of intangible assets and lower royalties. Management expects the cost of licenses to continue to be lower during 1998 as compared to 1997 as a result of the Company recording a charge of approximately $1.3 million during late 1997 to reduce the intangible assets acquired in certain 1996 and 1995 acquisitions to their net realizable value. The Company also expects the royalty payments to be lower during 1998 as compared to 1997 as certain contractual royalty obligations have been satisfied.

         Cost of technology resales. The cost of technology resales consists primarily of costs associated with resales of complementary client/server and Internet development tools developed by independent

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


software vendors. Technology resales cost decreased 37% and 30% in the three and six-month periods ended June 30, 1998, respectively, as compared to comparable periods in the prior year due to decreased technology resales revenue. This decrease in technology resales revenue is due to an increased focus on sales of the Company's own software products and increased market competition for technology resale products.

         Cost of services. The cost of services consists primarily of compensation and travel costs associated with providing consulting, product support and maintenance, technical services and education. The cost of services decreased 16% and 14% for the three and six-month periods ended June 30, 1998, respectively as compared to the same periods in 1997 due to a decrease in the number of consultants as a result of closing certain unprofitable service areas and the Company's December 1997 work force reduction. The gross profit percentage increased from 16% for the three-month period ended June 30, 1997 to 22% for the three-month period ended June 30, 1998 as a result of several factors including higher utilization of application consultants and higher average consultant billable rates.

         The following table sets forth, for the periods indicated, certain financial data regarding the Company's operating expenses:



OPERATING EXPENSES:                       THREE-MONTHS ENDED JUNE 30,              SIX-MONTHS ENDED JUNE 30,
                                      ----------------------------------       --------------------------------
                                         1998       CHANGE        1997         1998        CHANGE         1997
---------------------------------     -------------------------------------------------------------------------
General and administrative             $1,121       (27%)        $1,544       $2,249       (27%)          $3,091
Percentage of total revenues              15%                       18%          15%                         18%
---------------------------------     -------------------------------------------------------------------------
Sales and marketing                     1,533       (42%)         2,653        2,973       (43%)           5,190
Percentage of total revenues              21%                       32%          20%                         30%
---------------------------------     -------------------------------------------------------------------------
Research and development                  903       (44%)         1,620        1,857       (39%)           3,062
Percentage of total revenues              12%                       19%          13%                         18%
---------------------------------     -------------------------------------------------------------------------


         General and administrative ("G&A"). G&A expenses include compensation, communications, accounting, human resources, legal and related facilities expenses. The decrease in G&A expenses for the three and six-month periods ended June 30, 1998 compared to the same periods ended June 30, 1997 is primarily due to the Company's implementation of the financial operating plan associated with its marketing and sales focus which included a work force reduction. The Company expects its G&A expenses to continue to be lower during 1998 as compared to 1997 as a result of implementing and executing on its financial operating plan.

         Sales and marketing. Sales and marketing expenses primarily consist of compensation paid to sales and marketing personnel, costs of marketing and related communications costs. Sales and marketing costs decreased 42% and 43% for the three and six-month periods ended June 30, 1998, respectively as compared to the same periods in 1997 as a result of the Company's implementation of the financial operating plan associated with its marketing and sales focus and continued restructuring of its marketing and sales organizations. During the first six months of 1998 and through mid-August 1998, the Company recruited a senior vice president of marketing and senior vice president of direct sales, transitioned a sales executive into senior vice president of channel sales, centralized its marketing organization in the Company's Tampa headquarters, and increased the number of U.S. regional sales offices and regional sales vice

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


presidents from three to six. During the remainder of 1998, the Company will invest additional resources, possibly in excess of the amounts incurred during the first six-months of 1998, on strengthening the Company's marketing and sales organizations and their respective programs and initiatives. Nevertheless, the Company expects its sales and marketing expenses to continue to be lower during 1998 as compared to 1997.

         Research and development ("R&D"). R&D costs consist primarily of compensation and related facilities and equipment costs associated with developing, maintaining and enhancing the Company's products. Since inception, the Company has not capitalized any internal R&D costs as the costs incurred during the period between the point in time that technological feasibility is established and that a product is released to the market have been insignificant. R&D costs decreased 44% and 39% for the three and six-month periods ended June 30, 1998, respectively, as compared to the same periods in 1997 due to the Company's implementation of the financial operating plan associated with its marketing and sales focus. The Company expects its R&D expenses to continue to be lower during 1998 as compared to 1997 as a result of implementing and executing on its financial operating plan.

         Income taxes. The Company increased its deferred income tax asset valuation allowance by approximately $280 and $701 for the three and six-month periods ended June 30, 1998, respectively, to offset the tax benefit applicable to the loss incurred during the period. For the three and six-month periods ended June 30, 1997, the Company increased its deferred income tax asset valuation allowance by approximately $1,178.

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

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

LIQUIDITY AND CAPITAL RESOURCES

         The following tables set forth, for the periods indicated, certain financial data regarding the Company's working capital balances, cash and cash equivalents, cash provided by (used in) operating activities, cash used in investing activities and cash provided by financing activities:

                                                                                     AS OF
                                                                  ---------------------------------------------
                                                                      June 30,                   December 31,
                                                                       1998          CHANGE          1997
                                                                  --------------- ------------- ---------------
             Working capital                                           $6,408        (19%)           $7,884
             Cash and cash equivalents                                  7,028         11%             6,360

                                                                                    FOR THE
                                                                           SIX-MONTHS ENDED JUNE 30,
                                                                  ---------------------------------------------
                                                                       1998          CHANGE          1997
                                                                  --------------- ------------- ---------------
             Cash provided by (used in) operating activities             $995         133%          $(3,018)
             Cash used in investing activities                           (442)         --              (440)
             Cash provided by financing activities                        115         121%               52



         Working capital decreased as of June 30, 1998, compared to December 31, 1997, principally due to the Company's net loss incurred during the first six-months of 1998. The cash and cash equivalents increased from December 31, 1997 to June 30, 1998 primarily due to increased accounts receivable collections during the first six-months of 1998 and, as it relates to the first three-months, certain items including settlements of outstanding receivables matters.

         For the six-month period ended June 30, 1998, cash provided by operating activities was $995 due to increased receivables collections, decreased operating expenses as a result of implementing and executing on the Company's financial operating plan and certain items including settlements of outstanding receivables matters. During the six-months ended June 30, 1998, the Company paid approximately $452 in severance costs, office closing costs and other charges related to its work force reduction and cost cutting measures the Company began in late December 1997. For the six-months ended June 30, 1997, the cash used in operating activities was $3,018 and was primarily due to increased investments in R&D, costs associated with being a public company and increased infrastructure costs including investments in sales and marketing organizations.

         The Company's cash used in investing activities remained relatively unchanged for the six-month period ended June 30, 1998 as compared to June 30, 1997. For the six-month period June 30, 1998, approximately $306 of the cash used in investing activities was spent on the Company's relocation of its product development group to a larger facility in Anderson, South Carolina. For the six-month period ended June 30, 1997, the cash used in investing activities was spent primarily on computer equipment.

         At June 30, 1998, the Company's primary source of liquidity consisted of its cash and cash equivalents balance of $7,028 and its short-term accounts receivable balance of $4,296. In addition, the

                             POWERCERV CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

Company has an unsecured $5,000 line of credit with a commercial bank for working capital and other purposes. The interest rate on the line of credit is equal to LIBOR plus 150 or 200 basis points, based on the Company's tangible net worth. The line of credit has a February 15, 1999 maturity date and requires the Company to maintain certain financial ratios. As of June 30, 1998, no balance was outstanding under the line of credit. On January 26, 1998, the Company and its bank amended the terms of this line of credit by providing for the application of a $300 sublimit for the purpose of supporting letters of credit.

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

         The Company believes that, based upon its projected revenues and the operating expense reductions associated with the recent work force reduction and new financial operating plan, that funds generated from operations, existing cash and cash equivalents and its short-term accounts receivable, together with the availability of the line of credit, will be sufficient to finance the Company's operations for at least the next twelve months.

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT




The Board of Directors
PowerCerv Corporation

We have reviewed the accompanying condensed consolidated balance sheet of PowerCerv Corporation and subsidiary as of June 30, 1998, and the related condensed consolidated statements of operations and cash flows for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management. The condensed consolidated balance sheet of PowerCerv Corporation and subsidiary as of June 30, 1997, and the related condensed consolidated statements of operations and cash flows for the three-month period and six-month periods then ended and the condensed consolidated statements of operations and cash flows for the three-month period ended March 31, 1998, not separately presented herein, were reviewed by other accountants whose reports (dated July 21, 1997, except for Note F which is July 24, 1997 and April 17, 1998, respectively) stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with generally accepted accounting principles.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements at June 30, 1998, and for the three-month and six-month periods then ended for them to be in conformity with generally accepted accounting principles.





Tampa, Florida
July 17, 1998

                             POWERCERV CORPORATION

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         A complaint was filed on July 24, 1997 in the United States District Court for the Middle District of Florida, captioned J. Conrad Lifsey vs. Harold
R. Ross, Gerald R. Wicker, Marc J. Fratello, Roy E. Crippen, III, Donald B. Hebb, Jr., Thomas S. Roberts, PowerCerv Corporation, Alex Brown & Sons, Inc., Robertson, Stephens & Company, ABS Capital Partners, L.P., Summit Investors II, L.P., and Summit Ventures III, L.P. The complaint purports to be a class action on behalf of those persons who purchased shares of the Company's common stock from March 1, 1996 (the date of the Company's initial public offering of its common stock ("IPO")) through July 24, 1996. The complaint alleges, among other things, that the defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Company's IPO and in its subsequent securities filings, press releases and other public statements. The plaintiff seeks damages of an unspecified amount, rescission of certain securities sales and certain other remedies. On March 19, 1998, the defendants filed their motions to dismiss this complaint. An effect of this motion filing is to postpone any discovery on this case until after the motions are ruled on by the Court. No ruling has yet been handed down. On April 5, 1998, the Court ordered the parties to attend a mediation conference to be conducted by July 30, 1998. The parties did not resolve this lawsuit in the mediation conference. The defendants continue to deny any wrongdoing and intend to contest the suit vigorously.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on June 2, 1998 ("1998 Annual Meeting"). At the 1998 Annual Meeting, the shareholders voted to elect Marc J. Fratello, Roy E. Crippen, III, Michael J. Simmons, O.G. Greene and Stuart C. Johnson as directors of the Company, to hold office until the Company's 1999 Annual Meeting and until their successors are elected and qualified or earlier resignation, removal from office or death. The shareholders also voted to approve a proposal to amend the Company's 1995 Stock Option Plan ("Stock Option Plan") to increase the number of shares available for issuance under the Stock Option Plan from 2,250,000 shares to 3,675,000 shares and to modify certain of the provisions of the Stock Option Plan relating to its administration and other matters.

         The total number of shares of the Company's common stock, $.001 par value ("Common Stock"), issued, outstanding and entitled to vote at the 1998 Annual Meeting was 13,796,767 shares of which 12,922,470 shares of Common Stock were present in person or by proxy. The following list indicates the number of votes received by each of the nominees for the Company's Board of Directors:

               NAME                      VOTES FOR                         ABSTENTIONS
               ----                      ---------                         -----------
       Marc J. Fratello                  11,991,730                            930,740
       Roy E. Crippen, III               12,011,480                            910,990
       Michael J. Simmons                12,007,780                            914,460
       O.G. Greene                       12,011,730                            910,740
       Stuart C. Johnson                 12,011,730                            910,740

         The Stock Option Plan proposal was approved by a majority of the shareholders present and entitled to vote at the 1998 Annual Shareholders Meeting. Specifically, of the 12,922,470 shares of

Common Stock present in person or by proxy, a total of 8,898,302 voted in favor of this proposal, 1,603,175 shares of Common Stock voted against, and 2,420,993 shares of Common Stock abstained from voting.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1    Executive Employment Agreement, dated February 19, 1998, between PowerCerv Corporation and Michael J.
                 Simmons.

         10.2    PowerCerv Corporation Stock Option Agreement, dated February 19, 1998, between PowerCerv Corporation and Michael J. Simmons.

         10.3    PowerCerv Corporation Stock Option Agreement, dated February 19, 1998, between PowerCerv Corporation and Michael J. Simmons.

         10.4    Amended and Restated Executive Employment Agreement, dated April 7, 1998, between PowerCerv Corporation and Stephen M. Wagman.

         10.5    Amended and Restated Executive Employment Agreement, dated April 7, 1998, between PowerCerv
                 Technologies Corporation and Ronald D. Nall.

         15.1    Accountants' Letter regarding Unaudited Interim Financial Information.

         27.1    Financial Data Schedule.


(b)      Reports on Form 8-K

         The Company filed a current report on Form 8-K on July 14, 1998, to report under Item 4, Change in Registrant's Certifying Accountant, the Company's appointment of Ernst & Young LLP as its independent accountant for the remainder of 1998. On July 7, 1998, the Company notified KPMG Peat Marwick LLP ("KPMG") that the Company's relationship with KPMG was terminated.

         The Company filed an amendment to a current report on Form 8-K/A on July 17, 1998, to report under Item 4, Change in Registrant's Certifying Accountant, a letter from KPMG confirming, as applicable, the Company's disclosures with respect to KPMG in the Company's Form 8-K filed on July 14, 1998.

                             POWERCERV CORPORATION

                                   FORM 10-Q

                 (for the quarterly period ended June 30, 1998)


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   PowerCerv Corporation



Date:  August 14, 1998                             /s/  Marc J. Fratello
                                                   ---------------------------
                                                   Marc J. Fratello
                                                   Chief Executive Officer
                                                   (Duly Authorized Officer)



Date:  August 14, 1998                             /s/  Stephen M. Wagman
                                                   ---------------------------
                                                   Stephen M. Wagman,
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)



Date:  August 14, 1998                             /s/  Karen L. Surplus
                                                   ---------------------------
                                                   Karen L. Surplus,
                                                   Chief Accounting Officer