Form 10-Q
period 1998-09-30
POWERCERV CORP
filed 1998-11-16
CIK 1005758

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

               For the quarterly period ended September 30, 1998

                                       OR

          ----  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                         ------------    -----------

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

As of November 3, 1998, there were 13,831,958 shares of the registrant's common stock, $.001 par value, outstanding.

================================================================================

                              POWERCERV CORPORATION
                                    FORM 10-Q


                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                              PAGE

Item 1.  Financial Statements
    Condensed Consolidated Balance Sheets as of September 30, 1998 (unaudited)
      and December 31, 1997................................................................................   2

    Condensed Consolidated Statements of Operations for the Three and Nine months Ended
       September 30, 1998 and 1997 (unaudited).............................................................   3

    Condensed Consolidated Statements of Cash Flows for the Nine months Ended
       September 30, 1998 and 1997 (unaudited).............................................................   4

    Notes to Condensed Consolidated Financial Statements (unaudited).......................................   5

Item 2.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations............................................................................   8

Independent Accountants' Review Report.....................................................................  19



PART II.  OTHER INFORMATION

Item 1. Legal Proceedings..................................................................................  20

Item 6. Exhibits and Reports on Form 8-K...................................................................  20



Signatures.................................................................................................  21

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              POWERCERV CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                           SEPTEMBER 30,    DECEMBER 31,
                                                               1998            1997
                                                          -------------    -------------
                                                          (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                  $ 7,017          $ 6,360
   Accounts receivable, net of allowance of
      $1,787 and $2,000, respectively                           4,951            6,925
   Other current assets                                           264              329
                                                              -------          -------

        Total current assets                                   12,232           13,614

Property and equipment, net                                     2,383            2,527
Intangible assets, net                                            659              975
Investment in third party                                       1,500            1,500
Deposits and other assets                                          88               71
                                                              -------          -------

        Total assets                                          $16,862          $18,687
                                                              =======          =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                           $   699          $ 1,363
   Accrued expenses                                             2,489            2,875
   Deferred revenue                                             2,435            1,492
                                                              -------          -------

        Total current liabilities                               5,623            5,730

Shareholders' equity                                           11,239           12,957
                                                              -------          -------

        Total liabilities and shareholders' equity            $16,862          $18,687
                                                              =======          =======

See accompanying notes to condensed consolidated financial statements.

                              POWERCERV CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                        THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                           SEPTEMBER 30,                            SEPTEMBER 30,
                                                 -------------------------------        ---------------------------------
                                                      1998                1997                1998                 1997
                                                 ----------------   ------------        ----------------    -------------
Revenues:
   License fees                                    $  2,790             $  2,027             $  5,738             $  5,693
   Technology resales                                    98                  563                  854                1,535
   Service fees                                       4,934                6,169               15,827               18,701
                                                   --------             --------             --------             --------

      Total revenues                                  7,822                8,759               22,419               25,929
                                                   --------             --------             --------             --------

Costs and expenses:
   Cost of licenses                                     142                  402                  441                1,186
   Cost of technology resales                            69                  447                  591                1,196
   Cost of services                                   3,862                4,727               12,554               14,789
   General and administrative                         1,001                1,421                3,250                4,512
   Sales and marketing                                1,829                3,027                4,802                8,217
   Research and development                             989                1,423                2,846                4,485
                                                   --------             --------             --------             --------

      Total costs and expenses                        7,892               11,447               24,484               34,385
                                                   --------             --------             --------             --------

      Operating loss                                    (70)              (2,688)              (2,065)              (8,456)

Interest income, net                                     82                  127                  232                  465
                                                   --------             --------             --------             --------

      Income (loss) before income taxes                  12               (2,561)              (1,833)              (7,991)

Income tax provision                                      -                2,577                    -                1,691
                                                   --------             --------             --------             ---------
      Net income (loss) and
        comprehensive income (loss)                $     12             $ (5,138)            $ (1,833)            $ (9,682)
                                                   ========             ========             ========             ========

Net income (loss) per share:
     Basic and diluted                             $   0.00             $  (0.37)            $  (0.13)            $  (0.70)
                                                   ========             ========             ========             ========

Shares used in computing net income
 (loss) per share:

     Basic                                           13,831               13,847               13,811               13,845
                                                   ========             ========             ========             ========
     Diluted                                         14,680               13,847               13,811               13,845
                                                   ========             ========             ========             ========



See accompanying notes to condensed consolidated financial statements.

                              POWERCERV CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)




                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                     -------------------------------
                                                                        1998                 1997
                                                                     ----------           ----------



Cash flows from operating activities:
   Net loss                                                          $ (1,833)            $ (9,682)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                      1,076                1,567
     Deferred income taxes                                                -                  1,658
     Deferred revenue                                                     943                  (95)
     Changes in assets and liabilities                                    970                1,776
                                                                     --------             --------

       Net cash provided by (used in) operating activities              1,156               (4,776)
                                                                     --------             --------

Cash flows from investing activities:
   Purchases of property and equipment, net                              (614)                (600)
                                                                     --------             --------

             Net cash used in investing activities                       (614)                (600)
                                                                     --------             --------

Cash flows from financing activities:
   Net proceeds from issuance of common stock                             115                   52
                                                                     --------             --------

             Net cash provided by financing activities                    115                   52
                                                                     --------             --------

Net increase (decrease) in cash and cash equivalents                      657               (5,324)
Cash and cash equivalents, beginning of period                          6,360               14,637
                                                                     --------             --------

Cash and cash equivalents, end of period                             $  7,017             $  9,313
                                                                     ========             ========


See accompanying notes to condensed consolidated financial statements.

                              POWERCERV CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


A.       BASIS OF PRESENTATION

         The condensed consolidated balance sheet of PowerCerv Corporation and its subsidiary (collectively, the "Company") as of September 30, 1998 and the condensed consolidated statements of operations for the three and nine months ended September 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998 and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1997 has been derived from the Company's audited consolidated financial statements at that date.

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

         The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

         Beginning January 1, 1998, the Company has recognized revenue in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), as amended by Statement of Position 98-4, Deferral of the Effective Date of a Provision of SOP 97-2. Revenue is recognized from licenses of the Company's software products when the contract has been executed, the product(s) has been shipped, collectibility is probable and the software license fees are fixed or determinable. License revenue from sales of the Company's development tools and revenue from technology resales is recognized following the procedures above except generally the Company ships its development tools and technology resale products under a shrinkwrap license agreement upon the Company's receipt of a binding customer order as opposed to executing a negotiated contract. The Company generally accounts for consulting services separate from software license fees for those multi-element arrangements where services are a separate element and are not essential to the customer's functionality requirements. If any portion of the software

                             POWERCERV CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


license fees is subject to forfeiture or refund, the Company will postpone revenue recognition until the contingency has been removed. The Company provides for potential product returns and allowances at time of shipment. Historically, product returns and allowances have been immaterial. Consulting and education revenue is recognized as the services are performed. Revenue from support and maintenance activities is recognized ratably over the term of the maintenance period and the unrecognized portion is recorded as deferred revenue. The Company's adoption of SOP 97-2 did not have a material effect on the Company's financial statements for the three and nine-month period ended September 30, 1998. Prior to January 1, 1998, the Company recognized revenue in accordance with the American Institute of Certified Public Accountants' Statement of Position 91-1, Software Revenue Recognition.

C.       NET INCOME (LOSS) PER SHARE

         During the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, which sets forth the requirements for the computation, presentation and disclosures regarding earnings per share for entities with publicly-held common stock.

         The basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding. The diluted net income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents in the nine-month period ended September 30, 1998 and the three and nine-month periods ended September 30, 1997 were anti-dilutive due to the net losses sustained by the Company during each of those periods, thus the weighted average shares used in computing basic and diluted net income (loss) per share are the same for those periods.

D.       COMPREHENSIVE INCOME

         Beginning January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130, which defines comprehensive income as the change in equity of an enterprise except for those changes resulting from shareholder transactions, establishes standards for reporting comprehensive income. For the three and nine-month periods ended September 30, 1998 and 1997, the Company did not have any comprehensive income (loss) except for the net income (loss) reported on the Condensed Consolidated Statement of Operations.

E.       ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                             (DOLLARS IN THOUSANDS)

                                       SEPTEMBER 30,        DECEMBER 31,
                                           1998                1997
                                      -------------         ------------
Compensation                              $1,386               $1,370
Severance and related costs                   88                  411
Other                                      1,015                1,094
                                          ------               ------
                                          $2,489               $2,875
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

         The Company is also subject to miscellaneous legal proceedings in the normal course of business. The Company is currently defending these proceedings and claims and anticipates that it will be able to resolve these matters in a manner that will not have a material adverse effect on the Company's consolidated financial position.

G.       INCOME TAXES

         The Company decreased its deferred income tax asset valuation allowance by approximately $5,000 for the three-month period ended September 30, 1998 which offsets the tax expense recorded during the period. For the nine-month period ended September 30, 1998 and the three and nine-month periods ended September 30, 1997, the Company increased its deferred income tax asset valuation allowance by approximately $696,000, $3,500,000 and $4,700,000 respectively, to offset the tax benefits recorded in the respective periods and reduce the deferred tax asset balance to zero at September 30, 1997. The decision to fully reserve the deferred income tax asset was primarily the result of the Company's continued losses from operations.

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

         The Company's revenues consist primarily of software license fees and fees for services, including consulting, education and support and maintenance. The Company also derives revenue from resales of software products developed by third party software vendors ("technology resales"), though this revenue has been significantly reduced in 1998 due to the Company's focused marketing and sales strategy. For the quarter ended September 30, 1998, service fees remain the Company's largest single revenue source, although the Company's strategy is to seek to increase revenue generated by licensing its products as a percentage of total revenue.

                              POWERCERV CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


         Beginning January 1, 1998, the Company has recognized revenue in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), as amended by Statement of Position 98-4, Deferral of the Effective Date of a Provision of SOP 97-2. Revenue is recognized from licenses of the Company's software products when the contract has been executed, the product(s) has been shipped, collectibility is probable and the software license fees are fixed or determinable. License revenue from sales of the Company's development tools and revenue from technology resales is recognized following the procedures above except generally the Company ships its development tools and technology resale products under a shrinkwrap license agreement upon the Company's receipt of a binding customer order as opposed to executing a negotiated contract. The Company generally accounts for consulting services separate from software license fees for those multi-element arrangements where services are a separate element and are not essential to the customer's functionality requirements. If any portion of the software license fees is subject to forfeiture or refund, the Company will postpone revenue recognition until the contingency has been removed. The Company provides for potential product returns and allowances at the time of shipment. Historically, product returns and allowances have been immaterial. Consulting and education revenue is recognized as the services are performed. Revenue from support and maintenance activities is recognized ratably over the term of the maintenance period and the unrecognized portion is recorded as deferred revenue. The Company's adoption of SOP 97-2 did not have a material effect on the Company's financial statements for the three and nine-month periods ended September 30, 1998.

         The Company's primary objective is to increase its license revenues and market share in the middle market. The Company believes that its ERP/back-office and front-office enterprise application software solutions effectively meet the needs of mid-size manufacturing companies based on technology platforms, functionality, agility and integration capabilities. The Company also believes that this market for enterprise application vendors is growing rapidly based on, among other factors, the continuing acceptance of client/server technology, the migration from mainframe computers and year 2000 concerns. The Company is focused on trying to successfully increase its license revenues while closely managing its operating costs. If these objectives are achieved, this is intended to result in improved earnings performance. To achieve the Company's strategy to increase license revenue and market share, the Company will have to continue to enhance its products, recruit and train additional sales professionals and recruit and train additional application consultants. There can be no assurance that the Company will be able to achieve this strategy and to successfully compete against current and future competitors.

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


a result, the Company has reduced its focus on its development tools and sale of third party resale products. On July 2, 1998, the Company announced that it will discontinue sales of its development tools. In connection with this change and for the same reason, the Company has also significantly reduced its focus on generating revenue from technology resales. Management believes the Company is positioned to leverage the strength of its ERP Plus application products and related services for mid-size U.S. discrete manufacturing companies with annual revenues between $25 million and $500 million. There can be no assurance that the market will accept the Company's business strategy and version 7.0 and later releases of its suite of application products, or if it does, that the Company will be able to successfully compete against other firms also implementing this or a similar strategy.

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

         The Company's financial operating plan is also designed to significantly reduce the Company's operating expenses from their fiscal 1997 levels and to minimize the usage of cash. Based upon the financial operating plan, the Company initiated a reduction in work force of approximately 50 persons from late 1997 through January 1998. The Company's execution of this plan resulted in a work force reduction and other charge of $1,010, which was recorded in the fourth quarter of fiscal 1997. As a result of the Company's implementation of this financial operating plan, the Company expects its general and administrative, marketing and sales, and research and development operating expenses to be lower during the fourth quarter of 1998 as compared to the same period in 1997.

         In general, revenues are difficult to forecast because the market for client/server software is evolving rapidly and the Company's sales cycle, from the customer's initial evaluation through purchase of licenses and the related support and maintenance services, varies substantially from customer to customer and from product to product. License fee revenue from quarter to quarter is difficult to forecast as no significant order backlog exists at the end of any quarter because the Company's products typically are shipped upon execution of the license agreement. The Company in the past has realized a substantial portion of its revenue in the last month of a quarter, with this revenue concentrated in the last weeks or days of a quarter.

                              POWERCERV CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

         A substantial portion of the Company's operating expenses is related to personnel, facilities, marketing and sales programs. The level of spending for such expenses cannot be adjusted quickly and is therefore fixed in the short-term. The Company's expense levels for personnel, facilities and marketing programs are based, in significant part, on the Company's expectations of future revenue. If actual revenue levels on a quarterly basis are below management's expectations, results of operations are likely to be adversely affected by a similar amount because a relatively small amount of the Company's operating expenses varies with its revenues in the short-term.

         The Company's strategy for increasing its license revenues also includes supplementing the marketing of its software products and services by its direct sales force group with indirect marketing channels. These indirect channels include value-added resellers ("VARs"), original equipment manufacturers ("OEMs"), strategic alliance partners assisting in generating product sales and providing consulting services to end-users ("teaming partners") and international distributors. Selling through indirect channels may limit the Company's contacts with its customers. As a result, the Company's ability to accurately forecast sales, evaluate customer satisfaction and recognize emerging customer requirements may be hindered. The Company's strategy of marketing its products directly to end-users and indirectly through VARs, OEMs, teaming partners and international distributors may result in distribution channel conflicts. The Company's direct sales efforts may compete with those of its indirect channels and, to the extent different resellers target the same customers, resellers may also come into conflict with each other. Although the Company has attempted to manage its distribution channels to avoid potential conflicts, there can be no assurance that channel conflicts will not materially adversely affect its relationships with existing VARs, OEMs, teaming partners, or distributors or adversely affect its ability to attract new VARs, OEMs, teaming partners and international distributors.

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

         The market for ERP software application products and services is intensely competitive, rapidly changing and significantly affected by new product offerings and other market activities. In addition, several major ERP vendors have commented on the potential for slower than originally planned revenue growth due to economic conditions overseas. These comments and general market conditions have affected the stock prices of many ERP vendors. A number of companies offer products similar to the Company's products and services, which are targeted at mid-size discrete manufacturers principally located in the United States. In addition, the Company's market has no proprietary barriers to entry which would limit competitors from developing similar products or selling competing products. Many of the Company's existing competitors, as well as a number of potential competitors, have longer operating history, more established marketing and sales organizations, greater name recognition, larger research and development organizations, significantly greater financial and technical resources and a larger installed base of customers than the Company. As a result, these competitors may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than can the Company. There can be no assurance that the Company will be able to compete successfully with existing or new competitors or that such competitors will not offer or develop products that are superior to the Company's products or that achieve greater market acceptance. In addition, increased competition is likely to result in price reductions and related reductions in gross margins and market share, any one of which could materially adversely affect the Company's business, results of operations and financial condition.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain financial data regarding the Company's revenues derived from license fees, technology resales and service fees:



REVENUES                                 THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30
                                       ----------------------------------     ------------------------------------
                                          1998       CHANGE     1997          1998          CHANGE       1997
                                       ---------------------------------      ------------------------------------
--------------------------------
License fees                           $ 2,790         38%    $ 2,027       $ 5,738            1%      $ 5,693
Percentage of total revenues                36%                    23%           26%                        22%
--------------------------------       -------------------------------      --------------------------------------
Technology resales                          98        (83%)       563           854          (44%)       1,535
Percentage of total revenues                 1%                     6%            4%                         6%
--------------------------------       -------------------------------      --------------------------------------
Service fees                             4,934        (20%)     6,169        15,827          (15%)      18,701
Percentage of total revenues                63%                    71%           70%                        72%
--------------------------------       -------------------------------      --------------------------------------

                              POWERCERV CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

          License fees. The Company's license fees are derived primarily from licensing the Company's application products, and to a lesser extent, from licensing its development tools. In addition, any royalty fees earned are included in license fees. The Company establishes its licensing fees using a tiered pricing approach based on the number of concurrent users and the number of servers. Source code licenses are available at an additional cost.

         License fees revenue increased for the three and nine-month periods ended September 30, 1998 compared to the same periods in 1997 primarily due to an increase in the number of license transactions primarily for the Company's ERP Plus application software products. Management believes this is attributable to the Company's successful execution of its focused marketing and sales strategy during the quarter ended September 30, 1998. This increase in license fees revenue was offset by lower revenue from the Company's development tools, the sales efforts for which were discontinued in early July 1998. During late December 1997 and early January 1998, the Company initiated a new plan to increase license revenues from its applications products. Under this plan, the Company focused its marketing and sales efforts on licensing its ERP Plus solutions comprised of back-office and front-office application products to mid-size U.S. discrete manufacturing companies with annual revenues between $25 million and $500 million. The decision to implement this strategy was the result of the Company's assessment of the market for enterprise application software solutions, the Company's products and its strengths. Under this strategy, the Company approved and implemented a financial operating plan associated with its marketing and sales focus and hired a president/COO with relevant industry experience to assist with the execution of this plan. During 1998, the Company recruited a senior vice president of marketing and senior vice president of direct sales, transitioned a sales executive into senior vice president of channel sales, centralized its marketing organization in the Company's Tampa headquarters, and increased the number of U.S. regional sales offices and regional sales vice presidents from three to six. Management believes the Company's implementation of this new plan will assist the Company in attempting to accomplish its strategic objective to increase license revenues from its application products; however, there can be no assurance that the Company will achieve this objective or that the Company's license revenues will increase in accordance with management's expectations.

         The Company had been reducing its focus on its development tools due to increased competition in the software development tools market and the Company's decision to increase the focus on its ERP Plus enterprise application software solutions. License fees revenue from development tools has continued to decrease both in absolute dollars and as a percentage of total license fees. These and other factors led the Company to announce on July 2, 1998 that it was discontinuing sales of its development tools. The Company intends to continue to provide support/maintenance on two of its development tools through June 30, 1999.

         Technology resales. Technology resales are derived from licensing complementary client/server and Internet development tools developed by other independent software vendors. Technology resales and related services are more susceptible to change based on the price for such products and services than the Company's application license fees and related services. In connection with the Company's decision to discontinue sales of its development tools, the Company has also significantly reduced its focus on marketing and selling licenses for technology resales. This action is consistent with the Company's 1998 strategy focused on its ERP Plus application products. Technology resales revenue decreased 83% and 44% for the three and nine-month periods ended September 30, 1998, respectively, compared to the comparable periods ended September 30, 1997 due to the Company's increased focus on the marketing and sales of its own ERP Plus application products and the increased market competition for technology resale products. The Company believes that the 1998 technology resales revenue, as a percentage of total revenue and in absolute dollars, will continue to be less than prior year periods.

                              POWERCERV CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

         Service fees. The Company's service fees consist of revenue from consulting, education and support and maintenance services. Consulting services are primarily provided on a time and materials basis, educational services are generally priced on a per student basis, and annual support and maintenance service fees are based on a percentage of the related license fees. Service fees revenue decreased 20% and 15% for the three and nine-month periods ended September 30, 1998, respectively, compared to the same period during 1997. This decrease was due mainly to a decrease in the number of billable consultants as a result of closing certain unprofitable service areas, the Company's December 1997 work force reduction and higher than expected consultant turnover. Also in conjunction with the work force reduction, employees who were transitioned from non-billable to billable positions within the Company were not billable at customer sites until later during the March 31, 1998 quarter following additional education and training. An additional factor impacting revenue from service fees was the Company's ERP Plus internal application training program, which was undertaken during the second and third quarters of 1998. The Company's application consultants who participated in this training program were not otherwise on billable assignments. The Company believes that as revenue from licensing its application products increase, the demand for application consulting services will correspondingly increase. Service fees for maintenance and support will also increase. This would result in increased service fees revenue. There can be no assurance that license revenue will continue to increase or that if it were to increase, revenue from service fees would correspondingly increase.

COSTS AND EXPENSES

         The following table sets forth, for the periods indicated, certain financial data regarding the Company's costs associated with its license fees, technology resales and services:




COST OF REVENUES:                     THREE MONTHS ENDED SEPTEMBER 30         NINE MONTHS ENDED SEPTEMBER 30,
                                     ---------------------------------        ----------------------------------
                                       1998           CHANGE     1997          1998           CHANGE       1997
------------------------------       ---------------------------------------------------------------------------
Cost of licenses                     $   142           (65%)   $   402       $   441            (63%)   $ 1,186
Gross profit percentage                   95%                       80%           92%                        79%
------------------------------       --------------------------------------------------------------------------
Cost of technology resales                69           (85%)       447           591            (51%)     1,196
Gross profit percentage                   30%                       21%           31%                        22%
------------------------------       --------------------------------------------------------------------------
Cost of services                       3,862           (18%)     4,727        12,554            (15%)    14,789
Gross profit percentage                   22%                       23%           21%                        21%
------------------------------       --------------------------------------------------------------------------


         Cost of licenses. The cost of licenses consists primarily of production costs, royalties associated with a module of the Company's application products, and the amortization of intangible assets. The cost of licenses decreased 65% and 63% for the three and nine-month periods ended September 30, 1998, respectively, as compared to comparable periods in 1997, due primarily to lower amortization of intangible assets and lower royalties. Management expects the cost of licenses to continue to be lower during 1998 as compared to 1997 as a result of the Company recording a charge of approximately $1.3 million during late 1997 to reduce the intangible assets acquired in certain 1996 and 1995 acquisitions to their net realizable value. The Company also expects the royalty payments to be lower during 1998 as compared to 1997 as certain contractual royalty obligations have been satisfied.

         Cost of technology resales. The cost of technology resales consists primarily of costs associated with resales of complementary client/server and Internet development tools developed by independent software vendors. Technology resales cost decreased 85% and 51% in the three and nine-month periods ended September 30, 1998, respectively, as compared to comparable periods in the prior year due to decreased technology resales revenue. This decrease in technology resales revenue is due to an increased focus on the marketing and sales of the Company's ERP Plus application products and the increased market competition for technology resale products.

                              POWERCERV CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

         Cost of services. The cost of services consists primarily of compensation and travel costs associated with providing consulting, product support and maintenance, technical services and education. The cost of services decreased 18% and 15% for the three and nine-month periods ended September 30, 1998, respectively as compared to the same periods in 1997, due to a decrease in the number of consultants as a result of closing certain unprofitable service areas and the Company's December 1997 work force reduction. The gross profit percentage increased from 21% for the three-month period ended September 30, 1997 to 22% for the three-month period ended September 30, 1998 as a result of several factors including higher utilization of application consultants and higher average consultant billable rates.

         The following table sets forth, for the periods indicated, certain financial data regarding the Company's operating expenses:



OPERATING EXPENSES:                     THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                     -------------------------------------   ------------------------------------
                                         1998        CHANGE        1997         1998        CHANGE         1997
--------------------------------     ----------------------------------------------------------------------------
General and administrative               $1,001       (30%)       $1,421       $3,250       (28%)          $4,512
Percentage of total revenues                 13%                      16%          14%                         17%
--------------------------------     -----------------------------------------------------------------------------
Sales and marketing                       1,829       (40%)        3,027        4,802       (42%)           8,217
Percentage of total revenues                 23%                      35%          21%                         32%
--------------------------------     ----------------------------------------------------------------------------
Research and development                    989       (30%)        1,423        2,846       (37%)           4,485
Percentage of total revenues                 13%                      16%          13%                         17%
--------------------------------     ----------------------------------------------------------------------------

         General and administrative ("G&A"). G&A expenses include compensation, communications, accounting, human resources, legal and related facilities expenses. The decrease in G&A expenses for the three and nine-month periods ended September 30, 1998 compared to the same periods ended September 30, 1997 is primarily due to the Company's implementation of the financial operating plan associated with its marketing and sales focus which included a work force reduction. The Company expects its G&A expenses to continue to be lower during 1998 as compared to 1997 as a result of implementing and executing on its financial operating plan.

         Sales and marketing. Sales and marketing expenses primarily consist of compensation paid to sales and marketing personnel, costs of marketing programs, and related communications costs. Sales and marketing costs decreased 40% and 42% for the three and nine-month periods ended September 30, 1998, respectively as compared to the same periods in 1997 as a result of the Company's implementation of the financial operating plan associated with its marketing and sales focus and the Company's restructuring of its marketing and sales organizations. During 1998, the Company recruited a senior vice president of marketing and senior vice president of direct sales, transitioned a sales executive into senior vice president of channel sales, centralized its marketing organization in the Company's Tampa headquarters, and increased the number of U.S. regional sales offices and regional sales vice presidents from three to six. In the third quarter of 1998, the Company also changed its sales organization commission plans which will likely result in higher sales commission payments. During the remainder of 1998, the Company will invest additional resources on strengthening the Company's marketing and sales organizations and their respective programs and initiatives. Nevertheless, the Company expects its sales and marketing expenses to continue to be lower during 1998 as compared to 1997.

         Research and development ("R&D"). R&D costs consist primarily of compensation and related facilities and equipment costs associated with developing, maintaining and enhancing the Company's products. Since inception, the Company has not capitalized any internal R&D costs as the costs incurred during the period between the point in time that technological feasibility is established and that a product is released to the market have been insignificant. R&D costs decreased 30% and 37% for the three and nine-month periods ended September 30, 1998, respectively, as compared to the same periods in 1997 due to the Company's implementation of the financial operating plan associated with its marketing and sales

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


focus. The Company expects its R&D expenses to continue to be lower during 1998 as compared to 1997 as a result of implementing and executing on its financial operating plan.

         Income Taxes. The Company decreased its deferred income tax asset valuation allowance by approximately $5 for the three-month period ended September 30, 1998 which offset the tax expense recorded during the period. For the nine-month period ended September 30, 1998 and the three and nine-month periods ended September 30, 1997, the Company increased its deferred income tax asset valuation allowance by approximately $696, $3,500 and $4,700 respectively, to offset the tax benefits recorded in the respective periods and reduce the deferred tax asset balance to zero at September 30, 1997.

YEAR 2000 COMPLIANCE

         The Company has reviewed its computer information systems to identify any systems that could be affected by the "Year 2000" issue. Year 2000 problems typically arise from computer programs using two characters rather than four to define the applicable year. This could result in system failure or miscalculations. The Company presently believes that its software systems which include its application products and other internally-developed software, its relational data base management system, and its information systems hardware used in connection with managing the Company's operations are Year 2000 compliant. The Company has not assessed fully the impact of the Year 2000 compliance issue on the entities with whom the Company interacts, such as its channel partners, resellers, distributors, suppliers, manufacturers and customers. The Company has issued, however, a Year 2000 position statement for those entities with which the Company does business. The Company also has not verified that its non-information systems equipment is Year 2000 compliant. The expenses of the Company's efforts or the expenses or liabilities to which the Company became subject as a result of Year 2000 problems are not expected to have a material adverse effect on the Company's business, results of operations, cash flows, or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

         The following tables set forth, for the periods indicated, certain financial data regarding the Company's working capital balances, cash and cash equivalents, cash provided by (used in) operating activities, cash used in investing activities and cash provided by financing activities:



                                                                                     AS OF
                                                                  ---------------------------------------------
                                                                   SEPTEMBER 30,                  DECEMBER 31,
                                                                        1998         CHANGE           1997
                                                                  ---------------------------------------------
           Working capital                                             $6,609        (16%)           $7,884
           Cash and cash equivalents                                    7,017         10%             6,360



                                                                                    FOR THE
                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                       ------------------------------------
                                                                         1998        CHANGE          1997
                                                                       ------------------------------------
           Cash provided by (used in) operating activities             $1,156         124%         $(4,776)
           Cash used in investing activities                             (614)          2%            (600)
           Cash provided by financing activities                          115         121%              52



         Working capital decreased 16% as of September 30, 1998, compared to December 31, 1997, principally due to the Company's net loss incurred during the first nine months of 1998. The cash and cash equivalents increased from December 31, 1997 to September 30, 1998 primarily due to increased accounts receivable collections during the first nine months of 1998.

         For the nine-month period ended September 30, 1998, cash provided by operating activities was $1,156 due to increased receivables collections, decreased operating expenses as a result of implementing

                              POWERCERV CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             (DOLLARS IN THOUSANDS)



and executing on the Company's financial operating plan and certain items including settlements of outstanding receivables matters. During the nine months ended September 30, 1998, the Company paid approximately $536 in severance costs, office closing costs and other charges related to its work force reduction and cost cutting measures the Company began in late December 1997. For the nine months ended September 30, 1997, the cash used in operating activities was $4,776 and was primarily due to increased investments in R&D, costs associated with being a public company and increased infrastructure costs including investments in sales and marketing organizations.

         The Company's cash used in investing activities remained relatively unchanged for the nine-month period ended September 30, 1998 as compared to September 30, 1997. For the nine-month period September 30, 1998, approximately $306 of the cash used in investing activities was spent on the Company's relocation of its product development group to a larger facility in Anderson, South Carolina. For the nine-month period ended September 30, 1997, the cash used in investing activities was spent primarily on purchases of computer equipment.

         At September 30, 1998, the Company's primary source of liquidity consisted of its cash and cash equivalents balance of $7,017 and its short-term accounts receivable balance of $4,951. In addition, the Company has an unsecured $5,000 line of credit with a commercial bank for working capital and other purposes. The interest rate on the line of credit is equal to LIBOR plus 150 or 200 basis points, based on the Company's tangible net worth. The line of credit has a February 15, 1999 maturity date and requires the Company to maintain certain financial ratios. As of September 30, 1998, no balance was outstanding under the line of credit. On January 26, 1998, the Company and its bank amended the terms of this line of credit by providing for the application of a $300 sublimit for the purpose of supporting letters of credit.

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT




The Board of Directors
PowerCerv Corporation

We have reviewed the accompanying condensed consolidated balance sheet of PowerCerv Corporation and subsidiary as of September 30, 1998, and the related condensed consolidated statements of operations and cash flows for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company's management. The condensed consolidated balance sheet of PowerCerv Corporation and subsidiary as of September 30, 1997, and the related condensed consolidated statements of operations and cash flows for the three-month and nine-month periods then ended and the condensed consolidated statements of operations and cash flows for the three-month period ended March 31, 1998, not separately presented herein, were reviewed by other accountants whose reports (dated October 17, 1997 and April 17, 1998, respectively) stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with generally accepted accounting principles.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements at September 30, 1998, and for the three-month and nine-month periods then ended for them to be in conformity with generally accepted accounting principles.



/s/ Ernst & Young LLP
---------------------
    Ernst & Young LLP


Tampa, Florida
October 14, 1998

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         15.1 Accountants' Letter regarding Unaudited Interim Financial Information.

         27.1     Financial Data Schedule (for SEC use only).

(b)      Reports on Form 8-K

         None.

                              POWERCERV CORPORATION

                                    FORM 10-Q

               (for the quarterly period ended September 30, 1998)


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PowerCerv Corporation



Date:  November 16, 1998                    /s/  Marc J. Fratello
                                            ------------------------------------
                                            Marc J. Fratello
                                            Chief Executive Officer
                                            (Duly Authorized Officer)



Date:  November 16, 1998                    /s/  Stephen M. Wagman
                                            ------------------------------------
                                            Stephen M. Wagman,
                                            Chief Financial Officer
                                            (Principal Financial Officer)



Date:  November 16, 1998                    /s/  Karen L. Surplus
                                            ------------------------------------
                                            Karen L. Surplus,
                                            Chief Accounting Officer