Form 10-K
period 1998-12-31
POWERCERV CORP
filed 1999-04-14
CIK 1005758

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the registrant's voting stock held by non-affiliates as of April 8, 1999 was approximately $19,475,561. There were 13,147,408 shares of the registrant's common stock, par value $.001 per share, outstanding on April 8, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, scheduled to be held on June 2, 1999, which Proxy Statement will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 1998, are incorporated by reference in Part III of this Annual Report on Form 10-K.

================================================================================

                              POWERCERV CORPORATION

                             FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

   PART I                                                                                               Page No.
                                                                                                        --------
   Item 1     Business .........................................................................            2
   Item 2     Properties .......................................................................           13
   Item 3     Legal Proceedings ................................................................           13
   Item 4     Submission of Matters to a Vote of Security Holders ..............................           13

  PART II
   Item 5     Market Value of the Registrant's Common Stock ....................................           14
   Item 6     Selected Consolidated Financial Data .............................................           15
   Item 7     Management's Discussion and Analysis of Financial Condition and Results of
              Operations .......................................................................           17
   Item 7A    Quantitative And Qualitative Disclosures About Market Risk .......................           30
   Item 8     Financial Statements and Supplementary Data ......................................           30
   Item 9     Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure .......................................................................           31

 PART III
  Item 10     Directors and Executive Officers of the Registrant ...............................           32
  Item 11     Executive Compensation ...........................................................           32
  Item 12     Security Ownership of Certain Beneficial Owners and Management ...................           32
  Item 13     Certain Relationships and Related Transactions ...................................           32

  PART IV
  Item 14     Exhibits, Financial Statement Schedules and Reports on Form 8-K ..................           33

Signatures    ..................................................................................           62

                                     PART 1

         This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about PowerCerv Corporation's (the "Company", as further defined below) industry, management's beliefs and certain assumptions made by the Company's management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand for the Company's products and services under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements and Associated Considerations;" "--Fluctuations in Quarterly Activity and Results of Operations;" "--Competition;" "--Economic and Market Condition Risks;" "Year 2000 Readiness;" "--Lengthy Sales Cycle;" "Ability to Manage Change;" "--Liquidity;" "--Availability of Consulting Personnel," "--Dependence on Product Development; and Associated Risks," "--Dependence on New Products;" "--Dependence on PowerBuilder(R) and Other Third Party Products;" "--Dependence on Proprietary Technology; Risks of Third-Party Claims for Infringement;" "--Expansion of Indirect Channels; and Potential for Channel Conflict;" "--Voting Control by Management;" "--Dependence on Key Personnel;" and "--Possible Volatility of Stock Price." The Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements.

ITEM 1.  BUSINESS

         PowerCerv's primary mission is to develop, market, license, implement and support open, modifiable enterprise application software solutions for mid-size U.S. companies. Today the Company focuses on discrete manufacturing companies with annual revenues between $25 million and $750 million. PowerCerv's target market was expanded in late 1998 because management believes the architecture, functionality and scalability of PowerCerv's application products allow them to be a strong solution for companies with annual revenue of up to $750 million. Management believes that PowerCerv is the first enterprise application vendor to develop, promote and license an integrated Enterprise Resource Planning (ERP) software solution having a common technical architecture, common look and feel, and also integrating front office applications such as sales force automation and customer support. The Company refers to its full suite of integrated ERP/back-office and front-office enterprise application software products as ERP Plus. The Company's ERP application products consist of Manufacturing Plus, Distribution Plus, Financials Plus, SFA Plus, and Support Plus. PowerCerv's ERP application products facilitate the management of resources and information to allow manufacturers to reduce order fulfillment times, improve operating efficiencies and measure critical company performance against defined objectives. The Company's front-office application products increase the effectiveness of sales organizations and customer support centers in two ways. PowerCerv SFA Plus provides opportunity management for maximum sales efficiency. PowerCerv Support Plus provides problem tracking and resolution management. Because the Company leverages available software development tool technology from Microsoft Corporation and Sybase Inc., the Company's research and development efforts are directed primarily toward new features in its application products.

         The Company historically has provided a wide range of professional technical and business consulting services, including application analysis, design, development, modification and integration programming, training and deployment for its application products. Separately, the Company provides a general business technical consulting services and general education/training services on third party products. These services include client/server application development, database administration services, internet/intranet application development and e-commerce consulting solutions all of which are unrelated to the Company's application products (collectively, the "General Consulting/General Education Business").

         On March 31, 1999, the Company sold the net assets of the General Consulting/General Education Business to R.O.I. Consulting, Inc. (the "ROI Transaction"). Following this transaction, the Company will further increase its focus on selling its ERP application software solutions to its target market. In connection with the ROI Transaction, a co-founder and the vice chairman of the Company resigned as an officer of the Company to become the president and chief operating officer of R.O.I. Consulting, Inc. ("ROI"). The ROI Transaction was valued at approximately $10 million in a combination of cash, stock and notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company was incorporated in Florida in January 1995 as a holding company for its operating subsidiary, which was incorporated in Florida in April 1992. Unless otherwise specified, references herein to "PowerCerv" and "the Company" mean PowerCerv Corporation and its subsidiary.

         The Company's principal offices are located at 400 North Ashley Drive, Suite 2700, Tampa, Florida 33602, and its telephone number is (813) 226-2600. PowerCerv's website is located at www.powercerv.com. Information contained in the website is not a part of this Annual Report on Form 10-K.

INDUSTRY BACKGROUND

         The computer revolution has evolved from the air-conditioned, seven-figure plus mainframe computer running back-office operations such as payroll and human resource systems, to distributed, network-based systems with an affordable computer on every knowledge-worker's desk. All this has occurred in less than forty years. Contrasted to other industries such as transportation, medicine, telecommunications or automotive, no other industry has grown as rapidly. In addition, no other industry has impacted everyone from the chief executive officer to the accounting clerk to the schoolteacher as much as the "information industry." This revolution is now recognized as the "information revolution," not the computer revolution.

         The rapid acceptance of 2-tier, 3-tier and "n-tier" applications gave birth to the next generation of application software packages. For many years, application software vendors sold products that were developed with programming languages such as Cobol, and they were implemented on mainframe and mini-computers generally characterized as proprietary. Each software vendor was forced to "port" their applications to support the most popular hardware platforms such as IBM Corporation, Digital Equipment Corporation and others. The client/server revolution changed that for application software vendors. The industry went from single vendor, proprietary architecture and closed systems to open architecture, multi-vendor, truly open systems. This was a fundamental shift in the industry and created opportunities for entrepreneurs in the application sector.

         The first wave of client/server application software products introduced to the market was conventional back-office software for accounting, human resources, manufacturing and order processing. Vendors such as McCormack & Dodge, Management Sciences of America, IBM, SSA, Oracle and SAP enjoyed rapid market acceptance with their back-office software packages. During the 1980's and the 1990's many vendors rose and fell in this competitive landscape. ASK, SSA, MSA, and McCormack & Dodge, each a one-time industry leader, all fell victim to this competitive market. By 1996, SAP, Peoplesoft, Oracle, and newcomer Baan had emerged on the scene as potential leaders for enterprise applications. The vast majority of the leading global 2000 companies were all looking for ways to control their businesses and gain competitive advantage by implementing enterprise applications in their businesses. This enterprise space quickly became dominated by SAP, Oracle and Peoplesoft. During this time a trend started to emerge of smaller companies wanting to realize the same business benefits as larger companies in implementing enterprise application software. This emerging market, rapidly coined the "mid-market," emerged as a growth opportunity or an entrance opportunity for enterprising companies having the ability to deliver application software that had the price performance metrics necessary to be successful in the mid-market. This middle market is where the Company focuses its solutions. In 1998, the market for ERP application software was estimated by AMR Research to be $14.8 billion in license revenues alone.

THE POWERCERV APPROACH

         The Company's heritage is rooted in designing and developing application solutions for its customers. Early in its history, PowerCerv became involved in developing applications for customers for both the back-office (manufacturing, order management and accounting) and the front-office (sales force automation or customer support) operations of the enterprise. Through contracted project engagements, PowerCerv developed a sales force automation application for one customer, a customer support application for another customer, and a manufacturing and order management application for another customer. PowerCerv leveraged its expertise in the design and development of n-tier application systems driven by real-world requirements. During 1995, the Company was a relative newcomer to the enterprise application software market and sold its software products as independent software modules primarily on a "best of breed" basis to companies of all sizes across all industries. By early 1996, many of the Company's competitors had application products that were either back-office or front-office, but not both. Management of the Company believed that the enterprise application software market would evolve to demand an integrated ERP or back-office, and SFA and Customer Support or front-office software solutions from a single vendor. In order for most vendors to achieve this strategy, they would be forced to acquire or merge with other vendors whose products complemented theirs and then attempt to integrate those products under a common architecture.

         PowerCerv made a strategic decision to be the first enterprise application software vendor to offer an integrated ERP, back office and front-office application software solution. When a user logs into one application product of the Company where multiple PowerCerv applications are running, he or she has logged into all of the application products (depending on access/security privileges). That user can use all of the Company's application products as defined by their business requirements. In other words, PowerCerv application products permit its customers to achieve meaningful business value through integration well beyond the individual benefits of other individually implemented new systems. This suite of application products were the first in the industry to provide integrated n-tier solutions for both ERP and front-office systems from one vendor with a consistent development methodology, under a common technical architecture and a common look and feel. The Company believes that its suite of application products, which provides an integrated enterprise solution, was the first of its kind in the industry and represents a competitive advantage for the Company.

         The Company refers to its full suite of integrated ERP and front-office enterprise application software products as its ERP Plus product line. The Company's ERP Plus application products consist of Manufacturing Plus, Distribution Plus, Financials Plus, SFA Plus and Support Plus. Many of the Company's customers license the Company's ERP application products as an integrated suite. Additionally, each PowerCerv application product can be licensed as a standalone solution.

         In addition to promoting and licensing its ERP application products, the Company provides a full complement of professional consulting services that allow the Company's license customers to maximize the benefits of its ERP application products. These consulting services include, requirements analysis, application analysis, detailed pre-implementation consulting, project management, data migration planning, application customization and modification, integration programming, system implementation and deployment. In addition to the consulting services described above, the Company offers education and training services on its ERP application products that provide its license customers with formalized programs to ensure that its application products are implemented and utilized in an efficient and cost-effective manner. The Company also provides timely, high quality technical support and maintenance on its ERP application products.

         Separate from its professional application consulting services referenced above, the Company historically has provided a wide range of technical business consulting services. These services were previously described as the Company's General Consulting/General Education Business. With this service offering, the Company typically analyzed the customer's existing technology infrastructure and assessed the customer's business needs and resource constraints to determine the customer's requirements. This independent project consulting related to client/server architecture consulting, application design and development consulting, internet consulting, PowerBuilder(R) consulting, database consulting or some combination of the above. In addition to these offerings the Company also provided technology skills transfer through its public-training offerings for both PowerBuilder(R) and Sybase. The net assets of the General Consulting/General Education Business were sold to ROI on March 31, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

POWERCERV'S STRATEGY

         The Company's objective is to become a recognized leader in the mid-size discrete manufacturing market with integrated ERP and front-office enterprise application software solutions. The Company believes that the mid-size or middle market is represented by companies with annual revenues between $25 million and $750 million. In general, revenue is not a very reliable metric for targeting an application software solution; however, as it has become industry standard to do so, this middle market as defined above best describes our target market. The Company's strategy to achieve this objective in this market includes the following key components:

- Increase license revenue and market share. The Company's primary objective is to increase its license revenues and market share in the middle market. The Company believes that its ERP and front-office suite of application products effectively meet the needs of mid-size manufacturing companies based on technology platforms, functionality, agility and integration capabilities. The Company also believes that the market for enterprise application vendors is growing significantly based on, among other factors, the continuing acceptance of ERP application software technology as a tool to gain competitive advantage, the migration from mini and mainframe computers and even at this late date, year 2000 concerns. Management believes that Year 2000 concerns may, however, negatively impact the Company's revenue growth in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations. - Year 2000 Readiness." The Company is focused on trying to successfully increase its license revenues while closely managing its operating costs. If these objectives are achieved, this will result in improved earnings performance. To achieve the Company's strategy to increase license revenue and market share, the Company will have to continue to enhance its products, recruit and train additional qualified application consulting professionals and recruit and train sales and marketing professionals. There can be no assurance that the Company will be able to achieve this strategy and successfully compete against current and future competitors. See also "Business - Competition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations. - Fluctuations in Quarterly Activities and Results of Operations."

- Focused Market Strategy. The Company is focused on delivering open, modifiable ERP and front-office enterprise application software solutions to mid-size U.S. discrete manufacturing companies with annual revenues between $25 million and $750 million. The Company has focused its resources, including product development, marketing and sales efforts, on the needs and requirements of companies in this market. A significant portion of the Company's ongoing product development efforts will focus on building new features and functionality that address the particular needs and requirements of mid-size discrete manufacturing companies. The Company intends to leverage its expertise in this area and continues to expect this expertise will provide the Company with a competitive advantage. Also in connection with this focused market strategy, in March 1999 the Company sold the net assets of its General Services/General Education Business to ROI.

- Streamlined Implementation Methodology. The Company continues to put significant resources into its professional services organization with a focus on continuing to streamline the implementation process of its ERP application products. The Company has had success implementing its products in a three to six month time period, on average. Management believes that as the Company continues to refine its implementation processes, this will give the Company a competitive advantage. These implementation processes, however, involve complex application software products and require the involvement of significant resources of the customer and can result in significant risks. Delays in implementation by the Company may result in customer dissatisfaction or damage to the Company's reputation. There can be no assurance that the Company will be able to achieve its streamlined implementation methodology and successfully implement its ERP application products within this strategy. If unsuccessful, this could result in material adverse effects to the Company's business, operating results and financial condition.

- Increase the base of referenceable customers. Several customers of the Company are in the process of implementing the Company's ERP application products, and at this time a limited number of customers have fully implemented the Company's application products. Many of the Company's other customers, however, have only implemented one or more of the Company's application products. As customers implement more of the Company's application products and those products become fully installed and operational, the Company believes that those customers will be available as sales references for the use of all of the Company's products. Based on its experience, the Company believes manufacturers selecting enterprise application software systems rely heavily on customer references. The Company is focused on increasing its reference base in order to accelerate its license revenues. There is no guarantee, however, that customers will serve as references or that they will be able to assist the Company with this objective.

- Capitalize on Year 2000 readiness. Many companies are facing the prospect of severe business problems if they do not update or modify their existing enterprise software systems to appropriately recognize the calendar year 2000. Even at this late stage the Company believes customers are still looking at new systems to become year 2000 compliant. Management believes this will continue at least through the first half of 1999 and then begin to decrease. During this time, the Company is well positioned to capitalize on any demand for application software caused by the Year 2000 problem. There can be no assurance that the Company will be able to achieve this strategy or that any significant market opportunity will occur or that the Company will be able to successfully compete against current and future competitors with regard to Year 2000 readiness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of the Year
         2000 Issue."

- Provide a single-source full implementation solution. The Company believes that mid-size manufacturers are less willing to hire multiple vendors for the implementation of one solution due to the costs, time factors and project coordination involved in the implementation and training. Enterprise application software solutions generally require a team of professional service providers to implement. The Company's application consulting organization offers a full complement of services that allow the Company's license customers to maximize the benefits of the Company's ERP application products. These services include detailed pre-implementation consulting, project management, system implementation, deployment and integration programming, application customization, modification and enhancement services, and application education and training services. Therefore, customers of the Company can rely on one vendor for the full implementation solution.

- Provide products that use open, industry-standard technology. The Company designs its application products and development tools to adhere to industry-standard development platforms in order to meet customers' demands for open solutions. The Company's products have an open architecture, are flexible and modifiable, and operate with several popular operating systems, relational databases and communication protocols. All of the Company's application products operate on both Microsoft Windows NT as well as UNIX operating system platforms for the server OS. In addition they utilize both Microsoft SQL/Server and Sybase SQL/Server relational database management systems. The Company believes that its open systems/open architecture approach represents a competitive advantage over other pre-written application products that are written with proprietary development tool sets, for a proprietary database, on outdated operating systems and that may in fact be ports of older systems with significant limitations.

- Achieve high level of customer satisfaction. The Company is committed to consistently achieving high levels of customer satisfaction with all of its products and services. The Company focuses on delivering high quality products that address specific business requirements, are easy to implement, and enable increased productivity for the customer. In addition the Company has a technical support center staffed with subject matter experts to assist customers on an on-going basis after the sale. There can be no assurances the Company will achieve this objective depending on current market conditions that may exist.

- Additional products, technologies and solutions. The Company is regularly engaged in product marketing and business development activities designed to enhance the Company's current product offerings. From time to time, this may include the Company exploring strategic alliances or other forms of business relationships with third party technology firms having complementary products, technologies or marketing and sales strategies.

PRODUCTS AND SERVICES

         The Company's application products and services are designed to enable the Company's customers to design, deploy and maintain ERP application systems.

         The following table summarizes certain information about the Company's products:


                                                        PRODUCT
PRODUCT                                               DESCRIPTION
-------                                               -----------
POWERCERV APPLICATION
PRODUCTS

Manufacturing Plus              Multiple modules that address manufacturing
                                resource planning, scheduling, shop floor
                                control, configuration management and
                                performance management

                                                        PRODUCT
PRODUCT                                               DESCRIPTION
-------                                               -----------
Distribution Plus          Multiple modules that address order processing,
                           returned goods processing, quotation processing,
                           customer profiling, marketing and sales, pricing,
                           shipping, freight, invoicing and inventory/warehouse
                           management

Financials Plus            Multiple modules that address accounting, financial
                           and business management needs including general
                           ledger, accounts payable, accounts receivable,
                           purchasing, project accounting, order processing and
                           inventory.

PowerCerv Business         PowerCerv Business Intelligence provides the tools
Intelligence               necessary to turn all the data in your ERP
                           application into information. Comprehensive report
                           writing as well as OLAP reporting and integrated
                           internet reporting and distribution utilizing both
                           push and pull technology.

SFA Plus                   Sales force automation and contact management

Support Plus Support       Customer support, including problem management and
                           tracking

POWERCERV SOFTWARE DEVELOPMENT TOOLS

         During the first half of 1998, the Company marketed and sold its own software development tools. These development tools, which extended the functionality of PowerBuilder(R) and were designed to assist PowerBuilder developers in more quickly building applications, included PowerTOOL (object-oriented class library for PowerBuilder-based applications), PADLock (data and application access control for PowerBuilder-based applications), AppSync (software and file distribution and synchronization), and PFCtool (class library for PowerBuilder using Sybase's PFC product). These products, which were licensed pursuant to standard shrinkwrap licenses, had suggested list prices ranging between $695 - $1,200 per developer and $2,300 per server. On July 2, 1998, the Company announced that it was discontinuing sales of its development tools. This decision was based upon the execution of the Company's focused strategy on its ERP Plus application products and increased competition in the software development tools market. In connection with the ROI Transaction, the Company provided ROI with OEM rights to market and sell its software development tools.

TECHNOLOGY RESALES

         During 1998, the Company resold industry-leading client/server development tools that complemented the Company's own development tools. In connection with the Company's decision to discontinue sales of its development tools in July 1998, the Company has also significantly reduced its efforts on marketing and selling licenses for technology resales. Due to the Company's increased focus on the marketing and sale of its own ERP Plus application products and increased market competition for technology resale products, in 1999 the Company will discontinue its marketing and sales efforts for technology resale products.

SERVICES

         The Company's service offerings from its Professional Services Organization (PSO) consist of the following:

         Consulting Services. The Company provides a wide range of professional technical and business consulting services for the Company's ERP application products. Application product services include a full complement of services that allow the Company's customers to maximize the benefits of the Company's ERP Plus application products. These services include application analysis, detailed pre-implementation consulting, project management, application customization and modification, integration programming, system implementation and deployment, and application education and training services. PowerCerv consulting services are not included in the price of its software licensing fees.

         Prior to March 31, 1999, the Company had a General Consulting/General Education Business. On this date, the Company sold the net assets of this business to ROI. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." In connection with the ROI Transaction, the Company agreed not to engage in general consulting and/or education services unrelated to its application products and those of its partners for a period of two years.

         The Company's services are provided to end-user customers pursuant to written service agreements and "statements of work." These agreements detail the scope of the consulting services to be provided and the applicable hourly billing rates, indicate payment and warranty terms, require separately executed change orders for any statement of work modifications, identify project management personnel responsible, and require weekly and/or monthly status meetings between PowerCerv and its customers. PowerCerv consulting services are generally billed on a time and materials (including travel and living expenses) basis.

         Education Services. Education services consist of end-user education on the Company's ERP Plus application products. End-user education involves providing comprehensive education and training classes for end-users on the implementation and use of the PowerCerv application products in an efficient and cost-effective manner. Customized education and training programs are also available to meet the end-user customers' specific requirements. The Company provides its customers classroom training in five classrooms in four cities across the United States as well as in a number of regional sales offices. In addition, training courses are frequently provided at customer sites, using customer facilities and equipment, with the Company providing the instructor and class materials. Some classes are offered on a per-student basis and other classes are offered on a negotiated fixed-fee basis.

         Maintenance Services. PowerCerv is committed to providing timely, high quality support and maintenance on its ERP application products. The Company intends to continue to provide support and maintenance on two of its development tools through June 30, 1999. See "Business - Products and Services
- PowerCerv Software Development Tools." Maintenance services are generally provided pursuant to maintenance agreements between the Company and its end-user customers. These agreements entitle customers to hotline telephone support during extended business hours, notification of product enhancements and upgrades, the enhancements and upgrades, functional releases and maintenance releases, technical bulletins, replacement of damaged products and access to the Company's World Wide Web site (http://www.powercerv.com) and electronic bulletin board. The Company currently charges a percentage of its product license fee for renewable one-year maintenance agreements. Maintenance fees are generally billed annually in advance.

CUSTOMERS

         Since its inception, the Company has more than 3,000 customers worldwide for its products and services. The Company's customers include Allied Signal Corporation, CTI PET Systems, Inc., Chatsworth Products, Inc., Compaq Computer Corporation, Dolch Computer, F.X. Coughlin Company, JBB (Asia-Pacific) Pty Ltd., Lorin Industries Inc., Monaco Coach Corporation, Reliance Electric, Ltd., Rockwell/Dodge Automation Inc., Rohm and Haas Company, Silicon Valley Bank, SNS Bank Groep N.V., Sony Pictures Entertainment, Inc., Southern Indiana Gas & Electric, Textron Financial Corporation, Unit Parts Company and Wellington Leisure Products, Inc. The Company continues to focus its marketing and sales efforts primarily on mid-size U.S. discrete manufacturing companies with annual revenues between $25 and $750 million.

MARKETING, SALES AND DISTRIBUTION

         The Company markets and sells its full suite of open, modifiable ERP/back-office and front-office enterprise application software solutions to mid-size U.S. discrete manufacturing companies with annual revenues between $25 million and $750 million. The Company's application products are primarily sold through a direct sales force, and to a lesser extent, through a select network of VARs, distributors and partners who generally serve in their respective capacities on a nonexclusive basis. As of December 31, 1998, the Company's sales and marketing organizations had 49 full-time employees.

         As a result of the Company's assessment of the markets and the Company's products and strengths, in January 1998 the Company announced its intent to concentrate its sales and marketing efforts on mid-size U.S. discrete manufacturing companies. At that time, and in connection with a work force reduction, the Company folded two of its sales groups (Business Development Group and Client/Server Migration Group) into its direct sales force and closed its international headquarters in Amsterdam. Prior to January 1998, the Company addressed a broad range of sales opportunities within a market consisting of mid-size organizations (with annual revenues up to $1 billion) and government entities and relied on the coordinated efforts of its U.S. direct sales force, international sales force, corporate marketing and corporate telesales groups, together with its Business Development Group and Client/Server Migration Group.

         The Company utilizes a direct sales force to sell its enterprise application software solutions. The sales force is geographically dispersed across six regions in the United States, with offices in major metropolitan areas. The charter of the Company's direct sales force is to identify manufacturers in the target market and engage those accounts in a sales campaign once a target company has acknowledged its interest in the Company's enterprise software solutions. The Company's sales force uses a structured sales methodology to maximize the efficiency of its sales resources and maximize its competitiveness.

         In the United States, the Company also utilizes select indirect channels. These indirect channels consist of Strategic Implementation Partners, VARs, (Value Added Resellers) and affiliate channel partners. Strategic Implementation Partners are consulting organizations that generally do not sell software, but may assist organizations with selection criteria and possibly provide implementation assistance. VARs are authorized channel partners who generally sell the Company's application products to manufacturing companies (generally with annual revenues below $25 million) or into other market segments on which the Company does not directly focus. Affiliate channel partners generally identify qualified sales opportunities for the Company's direct sales organization to address and close, but generally do not directly participate in the sales process. Internationally, the Company utilizes distributors and channel partners to sell and support its products. VARs, distributors and channel partners typically have expertise in particular vertical markets and geographic ties to their target markets. Additionally, the Company's VARs, channel partners and international distributors receive training and support in the Company's enterprise application software solutions.

         The Company employs application consultants to assist the direct sales force as may be necessary in competitive sales opportunities, though these consultants' primary function is to provide customers with implementation services related to installing, customizing, supporting and maintaining its products. The Company employs application consultants that are experienced professionals with in-depth knowledge of their particular field of expertise.

         The Company actively and regularly conducts marketing activities designed to increase its market awareness. These marketing activities include advertising direct marketing, telemarketing, seminar marketing, tradeshow marketing, and public relations activities to generate leads and gain valuable market exposure. Additionally, the Company updates industry analysts regularly with announcements including new customers and updated product features. The Company maintains a World Wide Web site that serves as a marketing communication vehicle. The Company also publishes all of its product and service information on its World Wide Web site, including a full color version of its product literature, recent press releases, selected reprinted press coverage, the Company's training schedule and other relevant information pertaining to its full suite of products and services.

         Products are generally shipped as orders are received and, accordingly, the Company has historically operated with little or no backlog. Because of the generally short cycle between order and shipment, the Company does not believe that its backlog as of any particular date is meaningful.

PRODUCT DEVELOPMENT

         During 1998, the Company made substantial investments in internal research and development as well as technology advancements. The Company's product development efforts are focused primarily on continued enhancement of its ERP Plus application products to meet the needs and requirements of mid-size discrete manufacturing companies. The Company believes its future performance will depend in large part on its ability to maintain and enhance its current product line to meet the needs of this target market, its development of new application products, as well as exploiting emerging technologies. As of December 31, 1998, the Company had 51 full-time employees in its product development group. The Company opened a new 15,000 square foot facility in Anderson, South Carolina on March 23, 1998. Research and development expenses consist primarily of salaries for employees in the product development group and a portion of the related overhead. Research and development expenses are charged to operations as incurred. Research and development expenditures were approximately $3.8 million in 1998 and $5.8 million in 1997.

         In November 1998, the Company released version 8.0 of its ERP Plus application products on schedule and as planned. The new release added additional functionality and features to the Company's applications products. Version 8.0 also further improved the integration among the Company's ERP and front-office application products and delivered totally rewritten user manuals and on-line documentation. Technology upgrades to the latest versions of operating systems, development tools, and database platforms were also included in Version 8.0 of the Company's ERP Plus application products.

         The Company plans to continue to enhance its ERP Plus application products to address the evolving needs of mid-sized discrete manufacturing companies in its target market. In particular, the Company intends to continue pursuing improved functionality on its existing application products, and to make changes to the base products to suit customer requirements. The objectives of the product development group include taking advantage of features in the Company's underlying core technologies. These features include multiple hardware platform support, database independence, multiple network support and support for various operating systems (Microsoft Windows, Microsoft Windows NT and various versions of UNIX), while offering a broad and robust product function and feature set that may be extended and modified as needed by the customer.

         The client/server enterprise software application market is highly influenced by rapid technological change, adoption of new industry standards, frequent new product introductions, and changing customer demands that can render existing products unmarketable and obsolete. The Company's future success will depend upon its ability to enhance its current products and develop and introduce new products that keep pace with technological developments, respond to evolving customer requirements, and achieve market acceptance. In particular, the Company believes it must continue to respond quickly to its customers' needs for functionality. In the past, the Company has experienced delays in the introduction of new products and product enhancements. There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements, addressing changing customer demands or the adoption of new industry standards, or that the Company will not experience significant delays in the introduction of new products or product enhancements in the future, any of which could have a material adverse effect on the Company's results of operations.

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

         To date, the Company's significant alliances include the following organizations:

         Microsoft Corporation. The Company has entered into an agreement with Microsoft that encourages the Company to integrate Microsoft products and technologies into the Company's solutions. This designates the Company as a "Microsoft Solution Provider." In addition, the Company receives frequent briefings on Microsoft's strategic and technical product direction, participates in joint marketing activities, and receives early access to new software releases. The Company's entire suite of products utilizes Microsoft SQL Server, Windows NT Server and Windows 95. In addition the Company's solution has received the important Microsoft back-office certification.

         Best Software, Inc. - The Company has entered into an agreement with Best Software, where the Company has agreed to re-sell the Best! Imperativ Fixed Assets product as a solution for customers that need fixed assets as part of their financial solution. The Company has integrated the product into the Company's Financials Plus solution for customers.

         Brio Technology, Inc. - The Company has entered into an agreement whereby the Company will private label the BRIO product suite as the basis for its PowerCerv Intelligence Series. The Company has added functionality to these products to integrate them into the Company's ERP Plus product suite.

         Taylor Manufacturing Systems, Inc. - The Company has entered into a strategic marketing relationship with Taylor Manufacturing Systems where the Company has integrated the Taylor TESS product into the Company's ERP Plus product suite.

         In addition to the above mentioned relationships the Company will from time to time enter into relationships with third parties that it deems strategic, important and useful to furthering the efforts of the Company.

         In addition to those strategic alliances referenced above, the Company has entered into agreements and relationships with several of the "big five" accounting firms on a regional basis. Under these agreements and relationships, representatives of the accounting firms promote the Company's application products to their client base. The Company provides training to individuals from these firms on product implementation.

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

         The Company competes in the enterprise application software and services market on the following merits: a focus on the mid-size discrete manufacturing market; product functionality; integrated ERP application solution; and integrated front-office sales force automation and customer support solutions. In addition the Company competes on its application software modification and customization capabilities, single-source implementation solution, quicker time to benefit, open and industry standard technology platforms, professional services and total cost of ownership. The Company currently competes primarily with (i) other vendors of software focused on the specific needs of mid-size discrete manufacturing companies, which include Symix, QAD, Platinum Software, Baan N.V., J.D. Edwards, Oracle and (ii) VARs and system integrators of the larger enterprise software companies, including SAP AG, Baan N.V., Peoplesoft, Inc., Oracle Corporation. When competing with the indirect channels of these larger ERP vendors, it is generally when those vendors are targeting mid-size discrete manufacturing companies. In addition, customers who have a large installed base of legacy systems may resist committing the time and resources necessary to convert to an open system, client/server-based software suite of products. Further, as the enterprise application software and services market continues to develop, companies with significantly greater resources than the Company may attempt to increase their presence in the target market where the Company is focused by acquiring or forming strategic alliances with competitors of the Company. Increased competition is likely to result in price reductions and related reductions in gross margins and market share, any one of which could materially adversely affect the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Competition."

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

         The Company licenses its application products to customers under non-transferable, non-exclusive negotiated license agreements. The standard form license agreement allows customers to use the Company's products solely for internal purposes and specifies the maximum number of servers and concurrent users that may use the products. The Company may license product source code to enable its customers to customize the software to meet particular requirements. The disclosure of source code increases the likelihood of misappropriation or other misuse of the Company's proprietary trade secrets. The Company's standard license contains confidentiality provisions protecting the products. In the event of termination of the license, the end-user customer remains responsible for any unpaid license fees and the confidentiality obligations. However, there can be no assurance that such customers will take adequate precautions to protect the Company's proprietary trade secrets and confidential information. There can be no assurance that the Company's means of protecting its proprietary rights and confidential information will be adequate.

         The Company believes that it has all necessary rights to market its products although there can be no assurance that third parties will not assert infringement claims against the Company in the future. The Company expects that, as the number of products increase and the functionality of these products further overlaps, the likelihood of third parties asserting infringement claims against the Company will increase. Any claim, whether or not it has merit, could result in costly litigation and require the Company to enter into royalty or other license arrangements. Such royalty or other license arrangements, if required, may not be available on terms acceptable to the Company or at all.

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

EMPLOYEES

         As of December 31, 1998, the Company had 281 full-time employees. On March 31, 1999, and in connection with the ROI Transaction, approximately 80 employees of the Company were effectively transferred to ROI. Approximately 75 of these employees were from the Company's training and consulting services group. As of April 1, 1999, the Company had 196 full-time employees. These employees include 50 in sales, marketing and related activities, 52 in research and development, 68 in customer support, training and consulting services, and 26 in information technology, finance, administration and human resources. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company believes that its relations with employees are good. The loss of certain key employees or the Company's inability to attract and retain other qualified employees could have a material adverse effect on the Company's business and operations.

         Based on the Company's December 1997 plan to significantly reduce operating expenses and minimize the usage of cash, the Company underwent a reduction in work force of approximately 50 persons through January 1998. The Company's execution of this plan resulted in a work force reduction and other charge of $1,010,000, which was recorded in the fourth quarter of 1997. This charge included expenses related to work force reductions, severance payments, impairment of property and equipment and other costs.

ITEM 2.  PROPERTIES

         The Company's corporate headquarters are located in Tampa, Florida in a 24,000 square foot facility, including office space and customer training facilities, occupied under a lease expiring in September 2000. The Company leases additional office space in Orlando, Florida, and in California, Georgia, Illinois, Michigan, Minnesota, North Carolina, Pennsylvania, South Carolina, Texas and Virginia. In connection with the ROI Transaction, the Company is in the process of assigning its leases in Orlando, Florida, Troy, Michigan, Chantilly, Virginia and Houston, Texas to ROI. The Company will also subdivide its offices in Tampa, Florida and Minneapolis, Minnesota with ROI. The Company believes that its existing offices and facilities are adequate to support its current needs, and that suitable additional facilities will be available, when needed, on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

         A complaint was filed on July 24, 1997 in the United States District Court for the Middle District of Florida, captioned J. Conrad Lifsey vs. Harold
R. Ross, Gerald R. Wicker, Marc J. Fratello, Roy E. Crippen, III, Donald B. Hebb, Jr., Thomas S. Roberts, PowerCerv Corporation, Alex Brown & Sons, Inc., Robertson, Stephens & Company, ABS Capital Partners, L.P., Summit Investors II, L.P., and Summit Ventures III, L.P. The complaint purports to be a class action on behalf of those persons who purchased shares of the Company's common stock from March 1, 1996 (the date of the Company's initial public offering of its common stock ("IPO")) through July 24, 1996. The complaint alleges, among other things, that the defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Company's IPO and in its subsequent securities filings, press releases and other public statements. The plaintiff seeks damages of an unspecified amount, rescission of certain securities sales and certain other remedies. On March 19, 1998, the defendants filed their motions to dismiss this complaint. An effect of this motion filing is to postpone any discovery on this case until after the motions are ruled on by the Court. No ruling has yet been handed down. On April 5, 1998, the Court ordered the parties to attend a mediation conference by July 30, 1998. The parties did not resolve this lawsuit in the mediation conference. The defendants continue to deny any wrongdoing and are contesting the suit vigorously.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

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

          1996                                               High            Low
          ----                                               ----            ---
         1st Quarter (subsequent to March 1, 1996)          $18.00          $14.00
         2nd Quarter                                         19.50           11.25
         3rd Quarter                                         13.25           3.125
         4th Quarter                                         5.625           2.875

          1997                                               High            Low
          ----                                               ----            ---
         1st Quarter                                        $6.875          $3.250
         2nd Quarter                                         4.250           2.750
         3rd Quarter                                         3.875           2.125
         4th Quarter                                         3.750           1.750

          1998                                               High            Low
          ----                                               ----            ---
         1st Quarter                                        $4.000          $1.625
         2nd Quarter                                         6.313           2.750
         3rd Quarter                                         5.250           2.500
         4th Quarter                                         3.750           1.375

         As of December 31, 1998, the Company had approximately 114 shareholders of record, and the Company believes there are more than 71 beneficial shareholders. The Company declared no dividends in respect of its Common Stock in 1997 and 1998. The Company intends to retain any earnings for use in the business for the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following historical selected consolidated financial data of the Company is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The balance sheet data set forth below as of December 31, 1998 and the statement of operations data for the year ended December 31, 1998 are derived from the Consolidated Financial Statements of the Company audited by Ernst & Young LLP, independent certified public accountants, appearing elsewhere in this report on Form 10-K. The balance sheet data set forth below as of December 31, 1997 and the statement of operations data for the years in the 2-year period ended December 31, 1997 are derived from the Consolidated Financial Statements of the Company audited by KPMG LLP, independent certified public accountants, appearing elsewhere in this report on Form 10-K. The statement of operations data set forth below with respect to the years ended December 31, 1995 and 1994, and the balance sheet data as of December 31, 1996, 1995 and 1994 are derived from audited financial statements not included in this Form 10-K.

                                                                                        YEARS ENDED
                                                                                        DECEMBER 31,
                                                             ---------------------------------------------------------------
                                                               1998           1997         1996          1995          1994
                                                             -------        -------       ------       -------        ------
                                                                      (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:

Revenue:
   License fees                                              $ 8,342          6,434       11,324         8,258         2,280
   Technology resales                                            858          2,385        2,860         3,368         2,399
   Service fees                                               20,771         24,268       23,172        16,573         8,453
                                                             -------        -------       ------       -------        ------

      Total revenue                                           29,971         33,087       37,356        28,199        13,132
                                                             -------        -------       ------       -------        ------

Costs and expenses:
   Cost of licenses                                              670          2,975        1,319           439           445
   Cost of technology resales                                    593          1,871        2,337         2,651         1,802
   Cost of services                                           16,514         19,635       15,973        10,341         4,614
   General and administrative                                  3,886          7,687        5,256         4,761         2,441
   Sales and marketing                                         6,597         11,075       10,730         4,829         1,826
   Research and development                                    3,820          5,788        6,688         3,082           481
   Work force reduction and other                                 --          1,010           --            --            --
   In-process research and development                            --             --          100         6,913            --
                                                             -------        -------       ------       -------        ------

      Total costs and expenses                                32,080         50,041       42,403        33,016        11,609
                                                             -------        -------       ------       -------        ------

Operating income (loss)                                       (2,109)       (16,954)      (5,047)       (4,817)        1,523

Other income (expense)                                           301            578          674          (158)           (7)
                                                             -------        -------       ------       -------        ------

Income (loss) before income taxes                             (1,808)       (16,376)      (4,373)       (4,975)        1,516
Income tax expense (benefit)                                      --          1,711       (1,658)           --            --
                                                             -------        -------       ------       -------        ------

Net income (loss)                                            $(1,808)       (18,087)      (2,715)       (4,975)        1,516
                                                             =======        =======       ======       =======        ======

Basic and diluted net loss per share                         $ (0.13)         (1.31)       (0.21)
                                                             =======        =======       ======

Shares used in computing basic and diluted net loss per
share                                                         13,817         13,839       12,950
                                                             =======        =======       ======


Pro forma (1):
   Income (loss) before income taxes as reported                                                       $(4,975)        1,516
   Income tax expense (benefit)                                                                           (550)          605
                                                                                                       -------        ------

   Net income (loss)                                                                                   $(4,425)          911
                                                                                                       =======        ======

   Basic and diluted net income (loss) per share                                                       $ (0.52)         0.11
                                                                                                       =======        ======

   Shares used in computing basic and diluted net                                                        8,451         8,400
income (loss) per share                                                                                =======        ======

                                                                       DECEMBER 31,
                                              --------------------------------------------------------------
                                                1998          1997          1996          1995         1994
                                              -------       -------       -------       -------       ------
                                                                    (Table in thousands)
BALANCE SHEET DATA:

Cash and cash equivalents                    $  6,594         6,360        14,637             1          87
Working capital                                 7,387         7,885        21,619        (1,308)      1,368
Total assets                                   15,730        18,687        36,351        15,292       4,630
Long-term debt, less current portion               --            --            --         8,932          --
Convertible preferred stock                        --            --            --         5,500          --
Redeemable preferred stock                         --            --            --         5,500          --
Retained earnings (accumulated deficit)       (39,729)      (37,921)      (19,834)      (17,119)      2,015
Shareholders' equity (deficit)                 11,275        12,957        30,992       (15,990)      2,024

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company's revenues consist primarily of software license fees, resales of software products developed by other independent software vendors ("technology resales") and fees for services, including consulting, education and maintenance. The Company was organized in April 1992, and through calendar year 1994 a substantial part of the Company's revenue was derived from technology resales and consulting and education services. The Company began selling its own license product in the fourth quarter of 1993. Since then, the Company has brought several additional applications to the market. Service fees remain the Company's largest single revenue source, although the Company's strategy is to seek to increase revenue generated from licensing its ERP application products.

         License fees represent revenue from the licensing of the Company's ERP application products and, to a lesser extent, its development tools. License fees also include royalties earned on the Company's ERP application products and related intellectual properties. Technology resales represent revenue from the Company's resale of various third-party software products. Service fees represent revenue from consulting services, education services and support and maintenance services.

         Beginning January 1, 1998, the Company has recognized revenue in accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), as amended by Statement of Position 98-4 ("SOP 98-4"), Deferral of the Effective Date of a Provision of SOP 97-2. Revenue is recognized from licenses of the Company's software products when the contract has been executed, the product(s) has been shipped, collectibility is probable and the software license fees are fixed or determinable. In the event that the contract provides for multiple elements (e.g., software products, postcontract customer support, consulting services), the total fee is allocated to these elements based on "vendor-specific objective evidence" of fair value. If any portion of the license fees is subject to forfeiture, refund or other contractual contingencies, the Company will postpone revenue recognition until these contingencies have been removed. Historically, product returns and allowances have been immaterial. For those periods in which the Company marketed its development tools and third party technology resales, license revenue was recognized following the procedures above except that these products are generally licensed via shrinkwrap license agreements. The Company generally accounts for consulting and education services separate from software license fees for those multi-element arrangements where services are a separate element and are not essential to the customer's functionality requirements and there is "vendor-specific objective evidence" of fair value for these services. Consulting and education revenue is recognized as the services are performed. Revenue from support and maintenance activities is recognized ratably over the term of the maintenance period and the unrecognized portion is recorded as deferred revenue. Prior to January 1, 1998, the Company recognized revenue in accordance with the American Institute of Certified Public Accountants' Statement of Position 91-1, Software Revenue Recognition.

         The AICPA published further guidance on applying the provisions of SOP 97-2 and SOP 98-4 in SOP 98-9 ("SOP 98-9"), "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Additionally, the AICPA issued technical questions and answers on financial accounting and reporting issues related to SOP 97-2 in January 1999. The Company will apply the provisions of SOP 98-9 on a prospective basis for new software transactions entered into beginning in the first quarter of 1999. Management believes that the adoption of this guidance will not have a material impact on its financial condition or results of operations and will not have a significant impact on its current licensing or revenue recognition practices. However, comprehensive interpretations and commonly accepted business practices for these statements have not yet been established. There can be no assurance that additional guidance and commonly accepted business practices pertaining to the new standards will not result in unexpected modifications to the Company's current revenue recognition practices which could materially adversely impact the Company's license fee revenue, results of operations and net income.

         The Company's primary focus in 1998 was to execute its 1998 financial operating plan, which included a increased emphasis on growing license revenue and market share, as well as cost reduction measures. During December 1997, the Company recorded a charge of $1,010,000 for work force reductions and other charges with the intent to significantly reduce operating expenses and the usage of cash. The charge included severance and related costs associated with 50 employees, a charge for impairment of property and equipment, costs related to office downsizing or closings, and other costs.

         On March 1, 1996, the Company completed its initial public offering ("IPO") and issued 2,900,000 shares of its common stock at a price of $14.00 per share, and on April 3, 1996, the underwriter exercised the over-allotment option and the Company issued 495,000 additional shares of its Common Stock. The total cash received was approximately $43.3 million net of offering costs, underwriting discounts and commissions. See "Liquidity and Capital Resources" for a discussion on the use of the IPO proceeds.

         Effective January 1, 1996, the Company expanded its sales and consulting force and acquired rights to a client/server development tool by the completion of the acquisition of substantially all of the net assets of Visual Systems Development Group of Michigan, Inc. This transaction resulted in a non-recurring charge to 1996 first quarter income for in-process research and development of $0.1 million. The Company is not currently considering additional significant acquisitions of complementary businesses, products or technologies, although it may do so in the future.

         The discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company's future actual results may differ materially from the results discussed herein, including those in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those risks discussed in this section under "Forward Looking Statements and Associated Considerations".

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain financial data regarding the Company's revenues derived from license fees, technology resales and service fees:

Revenue:                                               FOR THE YEARS ENDED DECEMBER 31,
                                     ---------------------------------------------------------------------
                                                              ($ IN THOUSANDS)
                                         1998         CHANGE         1997        CHANGE         1996
--------------------------------     ---------------------------------------------------------------------
License fees                           $ 8,342          30%        $ 6,434       (43%)         $11,324
Percentage of total revenue                 28%                         20%                         30%
--------------------------------     ---------------------------------------------------------------------
Technology resales                     $   858         (64%)       $ 2,385       (17%)         $ 2,860
Percentage of total revenue                  3%                          7%                          8%
--------------------------------     ---------------------------------------------------------------------
Service fees                           $20,771         (14%)       $24,268         5%          $23,172
Percentage of total revenue                 69%                         73%                         62%
--------------------------------     ---------------------------------------------------------------------

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

         License fees increased 30% from 1997 to 1998 primarily due to an increase in the number of license transactions for the Company's ERP application software products. Management believes this increase is attributable to the Company's successful execution of its focused marketing and sales strategy during 1998. This increase in license fees revenue was offset by lower revenue from licensing of the Company's development tools, which were discontinued in early July 1998 due to the Company's focus on application sales. During late December 1997 and through January 1998, the Company initiated a new plan to increase license revenues from its application products. Under this plan, the Company has focused its marketing and sales efforts on licensing its ERP Plus solutions, comprised of back-office and front-office application products, to mid-size U.S. discrete manufacturing companies in a defined target market. The decision to implement this strategy is the result of the Company's assessment of the market for enterprise application software solutions, its existing suite of products, and its operational and development strengths. Under this strategy, the Company approved and implemented a financial operating plan consistent with its marketing and sales focus and hired a president/COO with relevant industry experience to direct the execution of this plan. During 1998, the Company also recruited a senior vice president of marketing and senior vice president of direct sales, transitioned a marketing executive into channel sales, centralized its marketing organization in the Company's Tampa headquarters, and increased the number of U.S. regional sales offices and regional sales vice presidents from three to six. Management believes the Company's implementation of this plan will help in accomplishing its strategic objective to increase license revenues from its application products; however, there can be no assurance that the Company will achieve this objective or that the Company's license revenues will increase in accordance with management's expectations.

         Prior to 1998, the Company had been reducing its focus on its development tools due to increased competition in the software development tools market and the Company's decision to focus on its ERP Plus enterprise application software solutions. License fees revenue from development tools continued to decrease both in absolute dollars and as a percentage of total license fees. These and other factors led the Company to announce on July 2, 1998, that it was discontinuing sales of its development tools. The Company intends to continue to provide support/maintenance on two of its development tools through June 30, 1999.

         Technology resales. Technology resales are derived from licensing complementary client/server and Internet development tools developed by other independent software vendors. The market for technology resales and related services is very competitive and is more price-sensitive than are the Company's application product license fees and related services markets. In connection with the Company's decision to discontinue sales of its development tools, during 1998 the Company also has significantly reduced its emphasis on technology resales. This action is consistent with the Company's 1998 strategy focused on its ERP application products. As a result of these factors, technology resales revenue decreased 17% from 1996 to 1997 and 64% from 1997 to 1998. Due to the Company's increased focus on the marketing and sale of its own ERP application products and increased market competition for technology resale products, in 1999 the Company will discontinue its marketing and sales efforts for technology resale products.

         Service fees. The Company's service fees consist of revenue from consulting, education, and support and maintenance services. Consulting services are primarily provided on a time and materials basis, education services are generally priced on a per-student basis and annual support and maintenance service fees are based on a percentage of the related license fees. During 1997, service fees grew 5% over 1996 due primarily to an increase in consulting hourly rates, an increase in education revenue, and the additional maintenance revenue provided by the Company's product licensing activities. During 1998, service fees declined 14% over 1997 due primarily to a decrease in the number of billable consultants as a result of closing certain unprofitable service areas, the Company's December 1997 work force reduction, and higher than expected consultant turnover. Also, in conjunction with the work force reduction, employees who were transitioned from non-billable to billable positions within the Company were not billable to customers until the latter part of the March 31, 1998 quarter, following additional education and training. An additional factor impacting revenue from service fees was non-billable time spent by consultants in the Company's ERP Plus internal application training program, which was undertaken during the second and third quarters of 1998. The Company believes that as revenue from licensing its application products increases, the demand for application consulting services (and related revenue) will correspondingly increase, as will service fees for maintenance and support. However; there can be no assurance that license revenue will continue to increase or that if it does increase, revenue from service fees will correspondingly increase.

         Effective March 31, 1999, the Company sold its General Consulting/General Education Business to a third party. Consideration totaled approximately $10 million and consisted of a combination of cash, PowerCerv Common Stock and notes. This portion of PowerCerv's services business provided approximately $12 million in revenue and approximately $2 million in gross margin during the year ended December 31, 1998. In connection with this transaction, a co-founder and the vice chairman of the Company resigned as an officer of the Company to become the president and chief operating officer of the acquiring company.

COSTS AND EXPENSES

         The following table sets forth, for the periods indicated, certain financial data regarding the Company's costs associated with its license fees, technology resales and services:

Cost of revenue:                                         FOR THE YEARS ENDED DECEMBER 31,
                                       ----------------------------------------------------------------------
                                                                 ($ IN THOUSANDS)
                                           1998         CHANGE         1997         CHANGE         1996
----------------------------------     ----------------------------------------------------------------------
Cost of licenses                         $   670        (77%)        $ 2,975         126%         $ 1,319
Gross profit percentage                       92%                         54%                          88%
----------------------------------     ----------------------------------------------------------------------
Cost of technology resales               $   593        (68%)        $ 1,871         (20%)        $ 2,337
Gross profit percentage                       31%                         22%                          18%
----------------------------------     ----------------------------------------------------------------------
Cost of services                         $16,514        (16%)        $19,635          23%         $15,973
Gross profit percentage                       20%                         19%                          31%
----------------------------------     ----------------------------------------------------------------------

         Cost of Licenses. The cost of licenses consists primarily of production costs, royalties associated with modules of the Company's application products, and the amortization of intangible assets. The cost of licenses increased from 1996 to 1997 due to the amortization of intangible assets acquired in various acquisitions. Additionally, in 1997 the cost of licenses increased compared to 1996 as a result of a charge of approximately $1,300,000 to reduce the intangible assets acquired in various acquisitions to their net realizable value. The cost of licenses decreased from 1997 to 1998 due to lower amortization of intangible assets and lower royalties. The Company will incur an annual amortization expense of approximately $400,000 during 1999 and $200,000 for the three years thereafter.

         Cost of Technology Resales. The cost of technology resales consists primarily of costs associated with resales of complementary client/server and Internet development tools developed by independent software vendors. The cost of technology resales decreased in 1997 and 1998 compared to the prior year because of the decrease in technology resales revenue described previously in this section.

         Cost of Services. The cost of services consists primarily of compensation and travel costs associated with providing consulting, product support and maintenance, technical services and education. The cost of services increased 23% from 1996 to 1997 primarily due to increased number of personnel, compensation and related expenses. The cost of services decreased 16% from 1997 to 1998 due to a decrease in the number of consultants as a result of closing certain unprofitable service areas and the Company's December 1997 work force reduction.

          The decrease in gross profit percentage from 31% during 1996 to 19% during 1997 resulted from providing certain services at reduced rates or on a "no-charge" basis in connection with addressing customer issues, and higher costs associated with recruiting and training a more experienced, and thus more expensive, consulting staff. Other factors that contributed to higher costs of services included higher than expected consultant turnover, lower utilization of application consultants due to lower application license sales, and delays associated with the redeployment of consultants from large projects that were completed. The increase in gross profit percentage from 19% during 1997 to 20% in 1998 was a result of several factors including higher utilization of application consultants and higher average consultant billable rates.

         The following table sets forth, for the periods indicated, certain financial data regarding the Company's operating expenses:

Operating expenses                                        FOR THE YEARS ENDED DECEMBER 31,
                                           ----------------------------------------------------------------
                                                                  ($ IN THOUSANDS)
                                              1998        CHANGE        1997        CHANGE        1996
---------------------------------------    ----------------------------------------------------------------
General and administrative                   $3,886        (49%)      $ 7,687        46%        $ 5,256
Percentage of total revenue                      13%                       23%                       14%
---------------------------------------    ----------------------------------------------------------------
Sales and marketing                          $6,597        (40%)      $11,075         3%        $10,730
Percentage of total revenue                      22%                       33%                       29%
---------------------------------------    ----------------------------------------------------------------
Research and development                     $3,820        (34%)      $ 5,788       (13%)       $ 6,688
Percentage of license fees revenue               13%                       90%                       59%
---------------------------------------    ----------------------------------------------------------------

                  As noted previously, effective March 31, 1999, the Company sold its general consulting business (consulting services other than its application-related services) to a third party. This portion of PowerCerv's services business accounted for approximately $10 million of the total $17 million in costs of services during 1998.

         General and administrative ("G&A"). G&A expenses include general compensation, communications, accounting, human resources, legal and related facilities expenses. The increase in G&A expenses in 1997 from 1996 of 46% was a result of an increase in bad debt expense of approximately $1,700,000 and increased legal expenses primarily associated with litigation matters. The decrease in G&A expenses from 1997 to 1998 is primarily due to the Company's implementation of the financial operating plan consistent with its marketing and sales focus which included a work force reduction.

         Sales and Marketing. Sales and marketing expenses primarily consist of compensation paid to sales and marketing personnel, costs of marketing programs, and related communication costs. Sales and marketing expenses increased as a percentage of total revenue from 29% in 1996 to 33% in 1997 as a result of the Company continuing to invest in its direct and indirect sales force, increased marketing expenses for the Company's products and services and increased costs associated with sales force turnover. Sales and marketing expenses decreased as a percentage of total revenue to 22% during 1998 as a result of the Company's implementation of its financial operating plan and the Company's restructuring of its marketing and sales organizations. During 1998, the Company recruited a senior vice president of marketing and senior vice president of direct sales, transitioned a marketing executive into channel sales, centralized its marketing organization in the Company's Tampa headquarters, and increased the number of U.S. regional sales offices and regional sales vice presidents from three to six. In the third quarter of 1998, the Company also changed its sales organization commission plans, which likely will result in higher sales commission payments. During 1999, the Company is investing additional resources in strengthening the Company's marketing and sales organizations and their respective programs and initiatives.

         As noted previously, effective March 31, 1999, the Company sold its General Consulting/General Education Business to a third party. This portion of the Company's services business accounted for approximately $0.6 million of the total $7 million incurred for sales and marketing expenses during 1998.

         Research and development ("R&D"). R&D costs consist primarily of compensation and related facilities, software and equipment costs associated with developing, maintaining and enhancing the Company's products. Since inception, the Company has not capitalized any internal R&D costs as the costs incurred during the period between the point in time that technological feasibility is established and that a product is released to the market have been insignificant. R&D costs decreased 13% from 1996 to 1997 primarily due to the temporary assignment of consulting personnel to R&D positions during 1996 to facilitate new version releases of its application products and the consolidation of R&D facilities from four separate application R&D centers into one facility. R&D costs decreased 34% from 1997 to 1998 due to the Company's implementation of the 1998 financial operating plan and related workforce reduction. R&D costs as a percentage of license fees increased to 90% during 1997 from 59% during 1996 as a result of lower license fee revenues during 1997 as compared to 1996. R&D costs as a percentage of license fees decreased to 13% during 1998 as a result of higher 1998 license revenues and the implementation of the 1998 financial operating plan and related work force reduction.

    WORK FORCE REDUCTION AND OTHER CHARGES

         During December 1997, the Company recorded a charge related to a work force reduction and other related expenses totaling $1,010,000. This amount included severance and related costs of $411,000, a charge related to impairment of property and equipment of $192,000, costs of $113,000 related to office downsizing or closings, and other costs totaling $294,000.

    IN-PROCESS RESEARCH AND DEVELOPMENT

         A $0.1 million expense was recorded in the first quarter of 1996 related to the acquisition of in-process research and development. This amount was recorded as an operating cost and a reduction of operating income.

    INCOME TAX EXPENSE (BENEFIT)

         The effective tax rate for 1996 was 38%. During 1997, the Company increased its deferred income tax asset valuation allowance by $7.9 million to offset deferred tax benefits previously recorded and reduce the deferred tax asset balance to zero. During 1998, the Company increased the valuation allowance by an additional $0.7 million. The decision to fully reserve the deferred income tax asset was based on the uncertainty as to the ultimate realization of the asset due to the Company's continued losses from operations. Any realization of the Company's net deferred tax asset will reduce the Company's effective tax rate in future periods.

    LIQUIDITY AND CAPITAL RESOURCES

         From the inception of the Company until the IPO, the Company financed its operations primarily through cash flow from operations, private sales of equity securities, shareholder loans and borrowings under a commercial line of credit.

         During March 1996, the Company's IPO resulted in net proceeds of approximately $43.3 million. The Company used these IPO proceeds to repay the $7.1 million promissory note issued in connection with the acquisition of certain software from a third party; redeem all outstanding shares of the Company's Redeemable Preferred Stock of approximately $5.5 million; repay promissory notes from the Company to the three founding shareholders of the Company of approximately $3.4 million; repay the outstanding bank line of credit balances; and repay the $1.0 million working capital notes from the three founding shareholders of the Company. The remaining proceeds from the IPO were invested in short-term investments and are being used to provide working capital and capital resources as needed.

         At December 31, 1998, 1997 and 1996, the Company had available cash and cash equivalents of $6.6 million, $6.4 million and $14.6 million respectively, and working capital of $7.4 million, $7.9 million and $21.6 million, respectively.

         During 1998, the Company had an unsecured $5 million revolving line of credit with a commercial bank for working capital and other purposes ("1998 Line of Credit"). The 1998 Line of Credit expired February 15, 1999 and has been replaced with a new $10 million facility described below. The interest rate on the 1998 Line of Credit was equal to the 90-day floating LIBOR rate plus 150 or 200 basis points, based on the Company's tangible net worth. The 1998 Line of Credit required the Company to maintain certain financial ratios. At December 31, 1998, no balance was outstanding on the 1998 Line of Credit.

         On March 29, 1999, the Company entered into an agreement with its bank for a $10 million credit facility ("1999 Line of Credit"). The 1999 Line of Credit facility consists of a commitment for a revolving line of credit totaling $5 million, with an additional $5 million of uncommitted funding. The first $2 million of the 1999 Line of Credit is unsecured, with substantially the same terms and conditions as the 1998 Line of Credit. Draws from $2 million to $5 million will be conditioned upon the Company's compliance with an additional financial ratio, or alternatively, may be secured by the Company's accounts receivable and inventory. Draws in excess of $5 million will be subject to terms agreed to at the time of the draw.

         Net cash provided by (used in) operating activities for the years ended December 31, 1998, 1997 and 1996 was $0.3 million, $(7.6) million and $(4.8)
million, respectively. The significant improvement from 1997 to 1998 was largely the result of the Company's implementation of its 1998 financial operating plan and associated work force reduction. Use of cash in 1997 and 1996 was primarily the result of the Company's net losses during those years.

         Net cash used in investing activities for the years ended December 31, 1998, 1997 and 1996 totaled $0.2 million, $0.7 million and $3.4 million, respectively. Such uses generally were for purchases of furniture, fixtures, and communication and computer equipment. In 1996, the Company invested $1.5 million in an unrelated business and used $0.1 million to acquire an unrelated business. In 1998, the net cash used was reduced by $0.5 million cash received as a result of the Company exercising a put option related to its $1.5 million investment described above.

         Net cash provided by financing activities for the years ended December 31, 1998, 1997 and 1996 totaled $0.1 million, $0.1 million and $22.8 million, respectively. These amounts generally relate to the issuance of common stock, net of offering costs. In 1996, proceeds from the Company's IPO were offset by repayment of debt and redemption of preferred stock.

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

         The Company believes that, based upon its projected revenues and operating expense levels and funds received and to be received by the Company in connection with the ROI Transaction, that funds generated from operations, existing cash and cash equivalents and its short-term accounts receivable, together with the availability of the line of credit, will be sufficient to finance the Company's operations for at least the next twelve months. See "Forward Looking Statements and Associated Considerations - Liquidity."

                  As noted previously, effective March 31, 1999, the Company sold the net assets of its General Consulting/General Education Business to a third party. Consideration totaled approximately $10 million and consisted of a combination of cash, PowerCerv Common Stock and secured promissory notes. Under the terms of the agreement, the Company will receive approximately $7.8 million in cash in 1999. The remaining consideration is evidenced by a promissory note which will mature in 2004.

IMPACT OF THE YEAR 2000 ISSUE

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Affected computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. Potential implications include system failures or miscalculations that could impair a company's ability to conduct normal business operations and process transactions. This Year 2000 issue affects the Company in two general areas: (i) its software products sold to customers, and (ii) its internal information systems.

         Based on its assessments, management believes that the current versions of the Company's ERP application products generally are Year 2000 ready. However, these products are developed and produced using third-party development tools that, themselves, may be subject to Year 2000 issues. The Company has tested its products in an attempt to identify any such issues, but there is no assurance that all such issues have been identified and corrected. The Company has a published Year 2000 Readiness Disclosure statement that provides guidance to its customers and prospects on the status of the Year 2000 issue with respect to its products. From time to time, customers require this statement to be included as a warranty in their license agreements, which the Company will do. This could result in additional exposure for the Company to Year 2000-related litigation. Furthermore, it has been widely reported that a significant amount of litigation surrounding business interruptions will arise out of Year 2000 issues. It is uncertain whether, or to what extent, the Company may be affected by such litigation. See "Forward Looking Statements and Associated Considerations - Year 2000 Readiness."

         The Company's efforts to resolve the Year 2000 issue with respect to its internal information systems involve the following four phases: assessment, remediation or replacement, testing and contingency planning. The Company has completed the assessment process for its information technology exposures and expects to complete the assessment process for non-information technology exposures by March 31, 1999. The Company presently believes that its internal software systems, which include its application products and other internally developed software and its relational data base management system, are Year 2000 ready.

         The Company has determined that it will be required to modify or replace certain hardware and upgrade certain operating system software so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of certain hardware and upgrades to operating systems software, the Year 2000 issue can be mitigated. However, if such modifications, replacements, and upgrades are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company. The Company expects remediation and replacement of affected hardware and operating systems software to be completed by June 30, 1999, and to have completed substantially all the phases of its efforts by September 30, 1999.

         The Company has queried its significant suppliers and subcontractors that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

         The Company is utilizing internal resources to address Year 2000 issues. The total cost of its Year 2000 effort is estimated to be approximately $0.4 million and is being funded through operating cash flows. To date, the Company has incurred approximately $0.2 million related to all phases of its Year 2000 efforts. The remaining project costs primarily relate to modifications to hardware and operating system software and will be expensed as incurred.

         Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all of its Year 2000 efforts. In the event that the Company does not complete its efforts, the Company could experience Year 2000-related disruptions that might affect its ability to serve its customers and process transactions. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company also could be subject to Year 2000-related litigation. The amount of potential liability or potential lost revenue cannot be reasonably estimated at this time.

         The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 efforts. The Company plans to evaluate the status of completion in July 1999 and determine whether such plans are necessary.

         In addition to the concerns discussed above on the Year 2000 issue and how it affects the Company's products and its internal information systems, significant uncertainty exists in the ERP software industry concerning the potential effects associated with Year 2000 readiness. Management believes that customers and potential customers purchasing patterns may be affected in a number of ways. Many companies are expending significant resources to upgrade their systems. These expenditures may result in reduced funds available to purchase software products such as those the Company offers. Additionally, it is possible that certain of the Company's customers are purchasing support contracts only to ensure that they are Year 2000 ready and then will cancel such contracts. Many potential customers may defer purchasing Year 2000 ready products as long as possible, accelerate purchasing such products, switch to other systems or suppliers, or purchase the Company's products only as an interim solution. See "Forward Looking Statements and Associated
Considerations - Year 2000 Readiness."

FORWARD-LOOKING STATEMENTS AND ASSOCIATED CONSIDERATIONS

         This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. In addition, the Company may from time to time make oral forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Such statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations; (ii) the industry in which the Company operates; (iii) the Company's business and growth strategies; and (iv) other matters. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements. Factors to consider in evaluating any forward-looking statements and the other information contained herein include the following:

         Fluctuations in Quarterly Activities and Results of Operations. The Company has experienced significant fluctuations in its revenues and operating results from quarter to quarter and anticipates that it will continue to experience such quarterly fluctuations. Factors that may contribute to such fluctuations include, among others, the demand for and market acceptance of the Company's products and services, the size and timing of the Company's sales, the level of product and price competition encountered, the length of the sales cycle, the timing of the Company's and its competitors' product releases and enhancements, reduction in demand for existing products and shortening of product life cycles, customer order deferrals in anticipation of new products or Year 2000 concerns, changes in the Company's and its competitors' pricing policies, variations in the length of the product implementation cycle, software defects and other product quality problems, the mix of products and services sold, changes in the Company's sales and marketing organizations and the sales and marketing incentives, the mix of direct versus indirect sales, reassignment of consultants from providing billable services to research and development positions, changes in the Company's operating expenses, personnel changes, changes in the renewal rate of the Company's maintenance agreements, seasonal factors that generally influence purchasing decisions of application software products, conditions or events in our target market, budgeting cycle of the Company's customers, and general economic conditions. Any one or more of these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. The potential occurrence of any one or more of these factors makes the prediction of revenue and results of operations on a quarterly basis difficult.

         License revenues for the Company's applications products generally reflect a relatively high amount of revenue per order. The loss or delay of individual orders for these products, therefore, could have a more significant impact on the revenues and quarterly results of the Company than on those of companies with higher sales volumes and lower revenues per order. The Company's software products generally are shipped as orders are received (generally no significant order backlog exists), and revenues are recognized as software products are shipped if collection is probable and the remaining Company obligations are insignificant. As a result, software license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. The timing of license revenues derived from sales of the Company's application products is difficult to predict because of the length of the sales cycle for these products. In addition, the Company's license revenues occur predominantly in the third month of each quarter and tend to be concentrated in the last weeks or days of a quarter. Accordingly, the Company's quarterly results of operations are difficult to predict and delays in product delivery or in closings of license sales near the end of a quarter could cause quarterly revenues and, to a greater degree, net income, to fall substantially short of anticipated levels. Since the Company's operating expenses are based on anticipated revenue trends and because a high percentage of the Company's expenses are relatively fixed, a delay in the recognition of revenue from a limited number of application license transactions could cause significant variations in the Company's operating results from quarter to quarter and could result in losses. To the extent such expenses precede, or are not subsequently followed by, increased revenues, the Company's operating results would be materially adversely affected. In addition, the achievement of anticipated revenues is substantially dependent on the ability of the Company to attract, on a timely basis, and retain skilled personnel, especially sales and service personnel. As a result of these factors, revenues for any quarter are subject to significant variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Fluctuations in operating results may also result in volatility in the price of the Company's Common Stock.

         Competition. The market for enterprise software application products and services is intensely competitive, rapidly changing and significantly affected by new product offerings and other market activities. A number of companies offer products similar to the Company's products and services, which are targeted at mid-size discrete manufacturers. In addition, the Company's market has no proprietary barriers to entry, which would limit competitors from developing similar products or selling competing products. Many of the Company's existing competitors, as well as a number of potential competitors, have longer operating history, more established marketing and sales organizations, greater name recognition, larger R&D and technical organizations, significantly greater financial and technical resources and a larger installed base of customers than the Company. As a result, these competitors may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than can the Company. There can be no assurance that the Company will be able to compete successfully with existing or new competitors or that such competitors will not offer or develop products that are superior to the Company's products or that achieve greater market acceptance.

         Economic and Market Condition Risks. Various segments of the software industry have experienced significant economic downturns characterized by decreased product demand, price erosion, work slowdown and layoffs. In addition, there is increasing uncertainty in the ERP market attributed to many factors including global economic conditions, issues surrounding the Year 2000 and strong competitive forces. Our future license fee revenue and results of operations may experience substantial fluctuations from period to period as a consequence of these factors and such conditions may affect the timing of orders from major customers and other factors affecting capital spending. Although we have a diverse client base, we have targeted a number of vertical markets. As a result, any economic downturns in general or in our targeted vertical markets would have a material adverse effect on our business, operating results or financial condition.

         Year 2000 Readiness. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Affected computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. Potential implications include system failures or miscalculations that could impair a company's ability to conduct normal business operations and process transactions. This Year 2000 issue affects the Company in two general areas: (i) its software products sold to customers and (ii) its internal information systems.

         Based on its assessments, management believes that the current versions of the Company's ERP application products generally are Year 2000 ready. However, these products are developed and produced using third-party development tools that, themselves, may be subject to Year 2000 issues. The Company has tested its products in an attempt to identify any such issues, but there is no assurance that all such issues have been identified and corrected. The Company has a published Year 2000 Readiness Disclosure statement that provides guidance to its customers and prospects on the status of the Year 2000 issue with respect to its products. From time to time, customers require this statement to be included as a warranty in their license agreements, which the Company will do. This could result in additional exposure for the Company to Year 2000-related litigation. Furthermore, it has been widely reported that a significant amount of litigation surrounding business interruptions will arise out of Year 2000 issues. It is uncertain whether, or to what extent, the Company may be affected by such litigation.

         The Company also needs to ensure Year 2000 readiness of its internal third-party computer systems. Management does not expect the total cost of Year 2000 readiness issues to be material to the Company's business, operating results or financial condition. There can be no assurance that customers and suppliers will identify and remediate all significant Year 2000 problems on a timely basis. Remediation efforts may involve significant time and expense and unremediated problems could materially adversely effect the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Impact of the Year 2000 Issue."

         Management believes that customers and potential customers purchasing patterns may be affected in a number of ways. Many companies are expending significant resources to upgrade their systems. These expenditures may result in reduced funds available to purchase software products such as those the Company offers. Additionally, it is possible that certain of the Company's customers are purchasing support contracts only to ensure that they are Year 2000 ready and then will cancel such contracts. Many potential customers may defer purchasing Year 2000 ready products as long as possible, accelerate purchasing such products, switch to other systems or suppliers, or purchase the Company's products only as an interim solution. If any of the above were to happen, our business, operating results or financial condition could be materially adversely affected.

         Lengthy Sales Cycle. Customers in our target market make a significant capital investment in purchasing our ERP application solution. Potential customers spend significant time and resources on determining which software to purchase. This requires us to spend substantial time, effort and money educating and convincing prospective customers to purchase our software over our competitors. Selling our ERP application solution requires an extensive sales effort because the decision to license software generally involves evaluation by a significant number of customer personnel in various functional and geographic areas. The Company also has no control over which company a customer favors or if the customer chooses to delay or forego a purchase. Due to all of these factors, the sales cycle generally ranges from a minimum of three (3) months up to twelve (12) months. Since the sales cycle is unpredictable, the Company cannot precisely forecast the timing or amount of specific license sales. Furthermore, license sales may vary from quarter to quarter. Any delays associated with closing large license transactions could have a material adverse effect on the Company's business, operating results and financial condition.

         Ability to Manage Change. The Company was incorporated in April 1992 and commercially shipped its initial products in late 1993. Since inception and through 1996, the Company experienced rapid growth in its revenue, the number of its employees and the scope of its operations. The number of Company employees, for example, has fluctuated from 11 on December 31, 1992, to 420 as of December 31, 1996, to 372 as of December 31, 1997 and to 281 as of December 31, 1998. The Company's rapid growth has resulted in, and is expected to continue to create, new and increased responsibilities for management personnel, as well as additional demands on the Company's operating and financial systems, including addressing and reducing employee turnover. The Company's business and future growth will depend on the efforts of key management personnel and the Company's ability to attract and retain qualified management personnel. The Company's business plan will also require it to recruit additional qualified technical personnel, to enhance its managerial systems for its operations, and to successfully integrate new employees and systems into its existing operations. If the Company is unable to manage change effectively, the Company's business, financial condition and results of operations could be materially adversely affected.

         The Company began operations primarily as a value-added reseller of client/server software development tools developed by third parties and as a provider of related consulting services. For each quarter since that time, including the quarter ended December 31, 1998, revenue from services has accounted for at least a majority of the Company's revenue. Although the Company's initial development tool, PowerTOOL, became commercially available in the fourth quarter of 1993, the Company's other development tool offerings were commercially introduced in the second half of 1995 or the first quarter of 1996. The Company's first application product, PowerCerv Manufacturing, was commercially introduced in the third quarter of 1994, but the Company's remaining application product offerings were commercially introduced or acquired in the second and third quarters of 1995.

         The Company's strategy is to seek to increase its revenue from the sale of the Company's ERP Plus application software products as a percentage of total revenue. However, selling, distributing and supporting computer software may demand different sales, technological and management skills than providing software consulting services. To be successful, the Company and its management will be required to adapt to the changing nature of the Company's business. Any failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

         In 1997, the Company incurred an $18.1 million net loss on license revenues of $6.4 million. In late 1997 and early 1998, the Company underwent a reduction in work force of approximately 50 person resulting in a work force reduction and other charges of $1,010,000, hired a new President/COO with extensive application software company management experience, and implemented a strategy to focus its operations on the sale of its ERP Plus application products to mid-size U.S. discrete manufacturing companies. Also during 1998, the Company recorded profits in its third and fourth quarters, and reduced its loss to $1.8 million for the year. In 1999, the Company will take further measures to focus its business on the development, marketing, sale, implementation and training of its ERP Plus application products. On March 31, 1999, the Company sold the net assets of its General Consulting/General Education Business to a third party to further increase the Company's focus on selling its ERP application software solutions to its target market. The Company believes that its management team, this focused strategy and these accomplishments will positively impact the business and financial condition of the Company; however, there can be no assurance that the Company will achieve those objectives in connection with this focused operating strategy.

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

         Liquidity. On December 31, 1998, the Company's cash and cash equivalents were $6.6 million. The Company's cash and cash equivalents balance as of March 31, 1999 was approximately $7 million. In addition to cash flows from operations, on or about June 30, 1999, management expects to receive approximately $4.8 million in connection with the ROI Transaction. This amount is evidenced by secured promissory notes from ROI which become due on June 30, 1999. In addition, there are penalties associated with late payment on these notes. There can be no assurance that these notes will be paid by ROI in accordance with their terms. In the event the notes are not paid per their terms, the Company's existing cash reserves prove insufficient to fund its operating needs, and the Company is not able to borrow against its 1999 Line of Credit in accordance with its terms, management may be required to seek alternative capital funding sources. Further, there can be no assurances that such funds would be available to the Company, or if available would be on terms satisfactory to the Company.

         Availability of Consulting Personnel. The Company's application products generally require that some level of post-sale technical consulting and implementation services and related education and training be provided to the end-user customer. The Company's future success will depend on its ability to recruit, hire, train, retain and provide enough application and technical consultants or, alternatively, to continue to develop and expand relationships with third party organizations willing and able to provide these services. There can be no assurance that the Company will be able to achieve these objectives and, if it is unable to do so, this could have a material adverse effect on the Company's business, financial condition and results of operations.

         Dependence on Product Development and Associated Risks. The enterprise resource planning application software market is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. The Company's future success will depend upon its ability to enhance its current products, and to develop and introduce new products on a timely basis that keep pace with technological developments, respond to evolving customer requirements and achieve market acceptance. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness or revenue. In the past, the Company has experienced unexpected delays in the introduction of certain of its products, which has had an adverse impact on the Company's revenue. Also, new products, when first released by the Company, may contain undetected difficulties or defects that, despite testing by the Company, are discovered only after they have been installed and used by customers. There can be no assurance that such difficulties will not be discovered in the future, causing significant customer relations issues, delays in product introduction and shipments, or requiring design modifications that could adversely affect the Company's competitive position, business, financial condition and results of operations. In addition, there can be no assurance that new products or product enhancements developed by the Company will achieve market acceptance, in which case the Company's business, financial condition and results of operations could be adversely affected. See "Business - Product Development."

         Dependence on New Products. Many of the Company's development tools and application products have only recently been introduced by the Company or acquired by the Company for inclusion in its product line. Although the Company's initial development tool, PowerTOOL, became commercially available in the fourth quarter of 1993, its other development tool offerings were commercially introduced in or following the second half of 1995. The Company's first application product, PowerCerv Manufacturing, was commercially introduced in the third quarter of 1994; however, its other application product offerings were commercially introduced or acquired in the second and third quarters of 1995. Accordingly, the Company has little history with these products, and there can be no assurance that these products will achieve market acceptance. The Company's future success will depend heavily on sales of these products, and the failure of these products to find market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. Also, new products, when first released by the Company, may contain undetected difficulties or defects that, despite testing by the Company, are discovered only after they have been installed and used by customers. In response, the Company's support staff provides software fixes and maintenance releases designed to correct or work around these difficulties or defects, most of which are uncovered in the months immediately following commercial release of a new product. There can be no assurance that such difficulties will not be discovered in the future, causing significant customer relations issues, delays in product introduction and shipments, or requiring design modifications that could adversely affect the Company's competitive position, business, financial condition and results of operations. See "Business - Products and Services."

         Dependence on PowerBuilder(R). The Company currently derives substantially all its revenue from (i) sales of its application products written using PowerBuilder software and various relational database management software products available from Microsoft and Sybase and (ii) consulting, education and maintenance services related to all of these products. As a result, any factor adversely affecting demand for or use of PowerBuilder or adversely affecting the Company's relationship with Sybase could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, any changes in or new versions of PowerBuilder or business decisions by Sybase related to the long-term product status of PowerBuilder that require changes to the Company's products could materially adversely affect the Company's business, financial condition and results of operations if the Company were not able to successfully develop or implement such changes in a timely fashion. The Company's future financial performance will also depend in part on the successful development and introduction of new and enhanced versions of PowerBuilder and other products, and customer acceptance of such new and enhanced products. See "Business - Products and Services."

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

         There has been substantial litigation in the software industry involving intellectual property rights. Although the Company does not believe that it is infringing the intellectual property rights of others, there can be no assurance that such claims will not be asserted and, if asserted, would not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if the Company acquires or licenses a portion of the software included in its products from third parties, its exposure to infringement actions may increase because the Company must rely upon such third parties for information as to the origin and ownership of such acquired or licensed software. Although the Company has obtained and intends to continue to obtain representations as to the origins and ownership of such acquired or licensed software and obtain indemnification to cover any breach of any such representations, there can be no assurance that such representations will be accurate or that such indemnification will provide adequate compensation for any breach of such representations. In the future, litigation may be necessary to enforce and protect trade secrets, copyrights and other intellectual property rights of the Company. The Company may also be subject to litigation to defend against claimed infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. Any such litigation could be costly and divert management's attention, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. Adverse determinations in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from selling its products, any one of which would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business - Intellectual Property and Other Proprietary Technology."

         Expansion of Indirect Channels; Potential for Channel Conflict. The Company markets its development tools, application products and services directly through both a direct sales force and telesales, and indirectly through marketing channels such as VARs, OEMs, channel partners and distributors. Although VARs, OEMs, channel partners and distributors accounted for an insignificant percentage of the Company's total revenue in 1995 and a growing percentage in 1996, 1997 and 1998, the Company is increasing resources dedicated to developing and expanding indirect marketing channels. There can be no assurance that the Company will be able to attract and retain a sufficient number of qualified VARs, OEMs, teaming partners and distributors to market successfully the Company's tools and applications. The failure to retain its VARs, OEMs, channel partners and distributors could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Voting Control by Management. The executive officers and directors of the Company and two former founders and directors of the Company beneficially own approximately 48% of the outstanding Common Stock as of April 8, 1999. As a result, while there is no agreement or understanding among these persons with respect to the voting of their Common Stock, if they vote together, they may effectively be able to control the outcome of matters requiring a shareholder vote, including the election of directors, adopting or amending provisions of the Company's Articles of Incorporation and Bylaws, and approving mergers or other similar transactions, such as sales of substantially all the Company's assets. To the extent there is control, such control by the officers and directors may have the effect of discouraging certain types of transactions involving an actual or potential change of control of the Company, including transactions in which the holders of Common Stock might otherwise receive a premium for their shares over then-current market prices. In addition, the possibility of such persons exercising such control may limit the price that certain investors may be willing to pay in the future for shares of the Company's Common Stock. Moreover, the Company is not prohibited from engaging in transactions with its management and principal shareholders, or with entities in which such persons have an interest. The Company's Articles of Incorporation do not provide for cumulative voting in the election of directors.

         Dependence on Key Personnel. The Company's success depends to a significant extent upon a number of key management and technical personnel, including its Chairman and Chief Executive Officer, Marc J. Fratello, and its President and Chief Operating Officer, Michael J. Simmons, the loss of either of whom could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that its future success will also depend in large part upon its ability to attract and retain highly skilled technical, management, sales and marketing personnel. Competition for such personnel in the computer software industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Departures and additions of key personnel may be disruptive to the Company's business and could have a material adverse effect on the Company's business, financial condition and results of operations.

         Possible Volatility of Stock Price. The Company's stock price has fluctuated substantially since its March 1, 1996 initial public offering in March 1996. The market price of the Common Stock is subject to significant fluctuations in response to quarterly and annual operating results of the Company, the gain or loss of significant customer orders, announcements of technological improvements or new products by the Company or its competitors, changes in financial estimates by securities analysts, changes in general conditions in the economy, the financial markets or the computer software industry, or other developments affecting the Company, its customers or its competitors, some of which may be unrelated to the Company's performance and beyond the Company's control. The stock of many technology companies has experienced extreme price and volume fluctuations unrelated to the operating performance of those companies. These market fluctuations have adversely affected and may continue to adversely affect the market price of the Company's Common Stock.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company had no holdings of derivative financial or commodity instruments at December 31, 1998. The Company has no significant exposure to interest rate or foreign currency exchange rate risks. An increase in interest rates of 100 basis points would not significantly impact the Company's net income. Generally, all of the Company's business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations should not have a significant impact on the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's Consolidated Financial Statements and Notes thereto and the reports of Ernst & Young LLP and KPMG LLP, the Company's independent accountants, are set forth on the pages indicated in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no disagreements with respect to the Company's independent accountants during 1998. As discussed and more fully described in the Company's Form 8-K dated July 7, 1998, the Company appointed Ernst & Young as its independent accountants and terminated its relationship with KPMG during 1998.

                                    PART III

         Certain information required by Part III is omitted from this Report on Form 10-K since the Company will file a definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 2, 1999, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


      (a) The following documents are filed as part of this Report:



                                                                                                PAGE
                                                                                                ----
         1.       Financial Statements, with Independent Auditors' Report
                  Independent Auditors' Report - KPMG LLP                                        35
                  Report of Independent Certified Public Accountants -
                         Ernst & Young LLP                                                       36
                  Consolidated Balance Sheets as of December 31, 1998 and 1997                   37
                  Consolidated Statements of Operations for each of the years in the
                      three-year period ended December 31, 1998                                  38
                  Consolidated Statements of Shareholders' Equity for each of
                      the years in the three-year period ended December 31, 1998                 39
                  Consolidated Statements of Cash Flows for each of the years in the
                      three-year period ended December 31, 1998                                  40
                  Notes to Consolidated Financial Statements                                     41

         2.       Financial Statement Schedules

                  Schedule II - Schedule of Valuation and Qualifying Accounts for each
                      of the years in the three-year period ended December 31, 1998              61

         3.       Exhibits



EXHIBIT
NUMBER                                   DESCRIPTION
------                                   -----------
3.1      --       Articles of Incorporation of the Company effective as of
                  January 1, 1996, as amended by the Articles of Amendment dated as of January 9, 1996 (incorporated herein by reference to
                  Exhibit Number 3.1 to the Company's Registration Statement on
                  Form S-1 (File No. 333-00250)).

3.2      --       Bylaws of the Company (incorporated herein by reference to
                  Exhibit Number 3.2 to the Company's Registration Statement on
                  Form S-1 (File No. 333-00250)).

10.1     --       Loan Agreement and related promissory note, security
                  agreements and guarantees, each dated October 31, 1996, among
                  NationsBank, N.A. (South) and the Company, for a $5,000,000
                  revolving line of credit (incorporated herein by reference from Exhibit Number 10.3 to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 1996).

10.2     --       NationsBank Commitment Letter dated October 9, 1997, and
                  related promissory note dated October 22, 1997, extending the maturity of the Company's $5,000,000 revolving line of credit
                  (incorporated herein by reference from Exhibit Number 10.3 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1997).


10.3     --       Amendment to Loan Agreement, dated January 26, 1998,
                  among NationsBank, N.A. and the Company, related to the
                  Company's $5,000,000 revolving line of credit (incorporated herein by reference from Exhibit Number 10.4 to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1997).

10.4     --       Loan Agreement and related promissory note, dated March
                  29, 1999, among NationsBank, N.A. and the Company, related to the Company's $10,000,000 credit facility (filed herewith).




10.5     ---      Employment, Noncompetition, Development and Confidentiality
                  Agreement, dated April 10, 1997, between the Company and Marc
                  J. Fratello (incorporated herein by reference from Exhibit
                  Number 10.2 to the Company's Quarterly Report on Form 10-Q
                  for the calendar quarter ended March 31, 1997).

10.6     --       Employment, Noncompetition, Development and Confidentiality
                  Agreement, dated April 10, 1997, between the Company and Roy
                  E. Crippen, III (incorporated herein by reference from
                  Exhibit Number 10.3 to the Company's Quarterly Report on Form
                  10-Q for the calendar quarter ended March 31, 1997).

10.7     --       Executive Employment Agreement, dated February 19, 1998,
                  between the Company and Michael J. Simmons (incorporated
                  herein by reference from Exhibit Number 10.2 to the Company's
                  Quarterly Report on Form 10-Q for the calendar quarter ended
                  June 30, 1998).

10.8     --       Amended and Restated Executive Employment Agreement, dated
                  April 7, 1998, between the Company and Stephen M. Wagman
                  (incorporated herein by reference from Exhibit Number 10.4 to the Company's Quarterly Report on Form 10-Q for the calendar quarter ended June 30, 1998).

10.9     --       Executive Employment Agreement, dated April 10, 1997, between the Company and Ronald D. Nall (incorporated herein by
                  reference from Exhibit Number 10.5 to the Company's Quarterly
                  Report on Form 10-Q for the calendar quarter ended June 30,
                  1998).

10.10    --       Asset Purchase Agreement, dated March 30, 1999, by and
                  between the Company and R.O.I. Consulting, Inc. (incorporated herein by reference from Exhibit Number 2 to the Company's
                  Current Report on Form 8-K filed on April 13, 1999).

22       ---      Subsidiary of the Registrant (incorporated herein by
                  reference from Exhibit Number 21 to the Company's
                  Registration Statement on Form S-1 (File No. 333-00250)).

23.1     ---      Consent of Independent Certified Public Accountants--Ernst &
                  Young LLP

23.2     ---      Independent Auditors' Consent--KPMG LLP

27.1     ---      Financial Data Schedule.


      (b) Reports on Form 8-K

          None

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
PowerCerv Corporation:


We have audited the accompanying consolidated balance sheet of PowerCerv Corporation and subsidiary as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 1997. In connection with our audits of these consolidated financial statements, we also have audited the 1997 and 1996 information in the financial statement schedule as listed under Item 14 of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the 1997 and 1996 consolidated financial statements and attendant information in the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PowerCerv Corporation and subsidiary as of December 31, 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the information in the 1997 and 1996 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


                                    /s/ KPMG LLP


Tampa, Florida
January 26, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
PowerCerv Corporation

We have audited the accompanying consolidated balance sheet of PowerCerv Corporation and subsidiary as of December 31, 1998, and the related consolidated statement of operations, shareholders' equity, and cash flows for the year then ended. Our audit also included the information relating to the year ended December 31, 1998, on the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PowerCerv Corporation and subsidiary at December 31, 1998, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 1998, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                    /s/ Ernst & Young LLP

Tampa, Florida
January  22, 1999, except with respect to Note 16,
           as to which the date is March 31, 1999.

                              POWERCERV CORPORATION

                           Consolidated Balance Sheets

                           December 31, 1998 and 1997

                                                                              1998                    1997
                                                                          ------------            -----------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                            $  6,594,430              6,360,249
     Accounts receivable, net of allowance of $1,480,000
        in 1998 and $2,000,000 in 1997                                       5,007,263              6,925,349
     Inventories                                                               137,492                155,026
     Other current assets                                                      102,732                173,478
                                                                          ------------            -----------
                  Total current assets                                      11,841,917             13,614,102

Property and equipment, net                                                  2,238,936              2,527,060
Intangible assets, net                                                         555,657                974,631
Investment in third-party                                                    1,000,000              1,500,000
Deposits and other                                                              93,809                 70,812
                                                                          ------------            -----------

                  Total assets                                            $ 15,730,319             18,686,605
                                                                           ===========            ===========



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                     $    637,209              1,362,711
     Accrued expenses                                                        1,954,069              2,874,690
     Deferred revenue                                                        1,863,882              1,492,072
                                                                          ------------            -----------

                  Total current liabilities                                  4,455,160              5,729,473


Shareholders' equity:
     Common stock, $.001 par value, 45,000,000 shares authorized;
         13,837,000 shares and 13,797,000 shares issued and
         outstanding at December 31, 1998 and 1997, respectively                13,837                 13,797
     Additional paid-in capital                                             50,990,134             50,864,262
     Accumulated deficit                                                   (39,728,812)           (37,920,927)
                                                                          ------------            -----------

                  Total shareholders' equity                                11,275,159             12,957,132

Commitments, contingencies and related party transactions
                                                                          ------------            -----------
                  Total liabilities and shareholders' equity              $ 15,730,319             18,686,605
                                                                          ============            ===========


See accompanying notes to consolidated financial statements.

                              POWERCERV CORPORATION

                      Consolidated Statements of Operations

                  Years ended December 31, 1998, 1997 and 1996

                                                           1998               1997              1996
                                                       -----------        -----------       -----------
Revenue:
     License fees                                      $ 8,342,230          6,433,813        11,323,848
     Technology resales                                    857,887          2,385,028         2,860,481
     Service fees                                       20,770,575         24,267,886        23,171,986
                                                       -----------        -----------       -----------

                  Total revenue                         29,970,692         33,086,727        37,356,315
                                                       -----------        -----------       -----------

Costs and expenses:
     Cost of licenses                                      670,082          2,975,425         1,319,021
     Cost of technology resales                            592,439          1,871,046         2,336,958
     Cost of services                                   16,514,322         19,634,554        15,972,901
     General and administrative                          3,886,360          7,686,842         5,255,869
     Sales and marketing                                 6,597,159         11,075,102        10,730,429
     Research and development                            3,819,587          5,787,529         6,688,520
     Work force reduction and other                             --          1,010,000                --
     In-process research and development                        --                 --           100,000
                                                                          -----------       -----------

                  Total costs and expenses              32,079,949         50,040,498        42,403,698
                                                       -----------        -----------       -----------

                  Operating loss                        (2,109,257)       (16,953,771)       (5,047,383)
                                                       -----------        -----------       -----------

Other income (expense):
     Interest expense                                      (14,851)           (13,966)         (177,687)
     Interest income                                       314,877            615,126           859,459
     Miscellaneous expense                                   1,346            (23,150)           (7,154)
                                                       -----------        -----------       -----------

                  Total other income (expense)             301,372            578,010           674,618
                                                       -----------        -----------       -----------

                  Loss before income taxes              (1,807,885)       (16,375,761)       (4,372,765)

Income tax expense (benefit)                                    --          1,711,500        (1,657,700)
                                                       -----------        -----------       -----------

                  Net loss and comprehensive loss      $(1,807,885)       (18,087,261)       (2,715,065)
                                                       ===========        ===========       ===========

Basic and diluted net loss per share                   $     (0.13)             (1.31)            (0.21)
                                                       ===========        ===========       ===========


Weighted average shares outstanding                     13,817,000         13,839,000        12,950,000
                                                       ===========        ===========       ===========


See accompanying notes to consolidated financial statements.

                              POWERCERV CORPORATION

                 Consolidated Statements of Shareholders' Equity

                  Years ended December 31, 1998, 1997 and 1996




                                             COMMON STOCK              ADDITIONAL                            TOTAL
                                        -----------------------          PAID-IN        ACCUMULATED      SHAREHOLDERS'
                                        SHARES        PAR VALUE          CAPITAL          DEFICIT       EQUITY (DEFICIT)
                                        ------        ---------          -------          -------       ----------------
Balance, January 1, 1996               8,680,000       $ 8,680          1,119,720       (17,118,601)      (15,990,201)

Preferred stock conversion             1,600,000         1,600          5,498,400                --         5,500,000

Issuance of common stock,
     net of offering costs             3,553,000         3,553         44,393,986                --        44,397,539

Granting of redemption
     privileges on common stock          (50,000)          (50)          (199,950)               --          (200,000)

Net loss                                      --            --                 --        (2,715,065)       (2,715,065)
                                      ----------       -------        -----------        ----------        ----------

Balance, December 31, 1996            13,783,000        13,783         50,812,156       (19,833,666)       30,992,273

Issuance of common stock                  14,000            14             52,106                --            52,120

Net loss                                      --            --                 --       (18,087,261)      (18,087,261)
                                      ----------       -------        -----------        ----------        ----------

Balance, December 31, 1997            13,797,000        13,797         50,864,262       (37,920,927)       12,957,132

Issuance of common stock                  40,000            40            125,872                --           125,912

Net loss                                      --            --                 --        (1,807,885)       (1,807,885)
                                      ----------       -------        -----------        ----------        ----------

Balance, December 31, 1998            13,837,000       $13,837         50,990,134       (39,728,812)       11,275,159
                                      ==========       =======        ===========        ==========        ==========


See accompanying notes to consolidated financial statements.

                              POWERCERV CORPORATION

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1998, 1997 and 1996

                                                                                        1998              1997              1996
                                                                                    -----------       -----------       -----------
Cash flows from operating activities:
     Net loss                                                                       $(1,807,885)      (18,087,261)       (2,715,065)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
              Depreciation and amortization                                           1,451,285         3,420,837         1,594,000
              Accretion of imputed interest                                                  --                --           140,674
              Write-off of in-process research and development                               --                --           100,000
              Deferred income taxes                                                          --         1,657,700          (462,700)
              Deferred revenue                                                          371,809          (286,296)          873,973
              Provision for uncollectible accounts                                     (155,841)        2,011,453           268,000
              Changes in assets and liabilities, net of effect of acquisition:
                  Accounts receivable                                                 2,073,928         1,783,165        (3,268,454)
                  Refundable income taxes                                                    --           103,170           703,723
                  Inventories                                                            17,534           105,663          (213,715)
                  Deposits and other                                                     42,943           (12,873)         (145,884)
                  Accounts payable and accrued expenses                              (1,646,123)        1,714,114          (477,519)
                  Due to affiliate                                                           --                --           (11,343)
                  Noncurrent income taxes payable                                            --                --        (1,195,000)
                                                                                    -----------       -----------       -----------

                      Net cash provided by (used in) operating activities               347,650        (7,590,328)       (4,809,310)
                                                                                    -----------       -----------       -----------

Cash flows from investing activities:
     Purchases of property and equipment, net                                          (739,381)         (738,711)       (1,731,889)
     Investment in third-party                                                               --                --        (1,500,000)
     Exercise of third-party put options                                                500,000                --                --
                                                                                                                        -----------
     Acquisition of assets, net of cash received                                             --                --          (126,386)
                                                                                    -----------       -----------       -----------

                      Net cash used in investing activities                            (239,381)         (738,711)       (3,358,275)
                                                                                    -----------       -----------       -----------

Cash flows from financing activities:
     Net repayments on lines of credit                                                       --                --        (3,617,673)
     Proceeds from notes payable                                                             --                --                --
     Principal payments on notes payable                                                     --                --       (11,540,613)
     Net proceeds from issuance of preferred stock                                           --                --                --
     Redemption of preferred stock                                                           --                --        (5,500,000)
     Net proceeds from issuance of common stock, net of offering costs                  125,912            52,120        43,462,539
                                                                                    -----------       -----------       -----------

                      Net cash provided by financing activities                         125,912            52,120        22,804,253
                                                                                    -----------       -----------       -----------

Net increase (decrease) in cash and cash equivalents                                    234,181        (8,276,919)       14,636,668

Cash and cash equivalents, beginning of year                                          6,360,249        14,637,168               500
                                                                                    -----------       -----------       -----------

Cash and cash equivalents, end of year                                              $ 6,594,430         6,360,249        14,637,168
                                                                                    ===========       ===========       ===========


See accompanying notes to consolidated financial statements.

                              POWERCERV CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


(1)      ORGANIZATION AND OPERATIONS

         PowerCerv Corporation was formed as a Florida holding company and, in a share exchange effected as of January 1, 1996, acquired the stock of PowerCerv Technologies Corporation (the "Operating Subsidiary"). The Operating Subsidiary was organized in April 1992, develops, markets, licenses, implements and supports open, modifiable "ERP/back-office" and "front-office" enterprise application software solutions to mid-size U.S. discrete manufacturing companies. In addition, PowerCerv provides a wide range of professional and business consulting services. The Operating Subsidiary has offices throughout the United States and markets its software products outside the United States through distributors. PowerCerv Corporation and the Operating Subsidiary are herein referred to as the "Company".

         On March 1, 1996, the Company completed an initial public offering ("IPO") of its common stock (see Note 8).

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A)      USE OF ESTIMATES

                  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. To the extent management's estimates prove to be incorrect, financial results for future periods may be adversely affected. Significant estimates contained in the accompanying consolidated financial statements include management's estimate of the allowance for uncollectible accounts receivable and the recoverability of long term assets ,including investments, property and equipment and intangible assets.

         (B)      CASH AND CASH EQUIVALENTS

                  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         (C)      INVENTORIES

                  Inventories are valued at the lower of cost (first-in, first-out method) or market, and consist of technology resale products and educational materials.

         (D)      PROPERTY AND EQUIPMENT

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

         (E)      REVENUE RECOGNITION

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

                  Beginning January 1, 1998, the Company has recognized revenue in accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), as amended by Statement of Position 98-4 ("SOP 98-4"), Deferral of the Effective Date of a Provision of SOP 97-2. Revenue is recognized from licenses of the Company's software products when the contract has been executed, the product(s) has been shipped, collectibility is probable and the software license fees are fixed or determinable. In the event that the contract provides for multiple elements (e.g., software products, postcontract customer support, consulting services), the total fee is allocated to these elements based on "vendor-specific objective evidence" of fair value. If any portion of the license fees is subject to forfeiture, refund or other contractual contingencies, the Company will postpone revenue recognition until these contingencies have been removed. Historically, product returns and allowances have been immaterial. For those periods in which the Company marketed its development tools and third party technology resales, license revenue was recognized following the procedures above except that these products are generally licensed via shrinkwrap license agreements.

                  The Company generally accounts for consulting and education services separate from software license fees for those multi-element arrangements where services are a separate element and are not essential to the customer's functionality requirements and there is "vendor-specific objective evidence" of fair value for these services. Consulting and education revenue is recognized as the services are performed. Revenue from support and maintenance activities is recognized ratably over the term of the maintenance period and the unrecognized portion is recorded as deferred revenue. Prior to January 1, 1998, the Company recognized revenue in accordance with the American Institute of Certified Public Accountants' Statement of Position 91-1, Software Revenue Recognition.

         (F)      SOFTWARE DEVELOPMENT COSTS

                  Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Costs associated with the planning and design phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as research and development and expensed as incurred. Once technological feasibility has been determined, additional costs incurred in development, including coding, testing, and product quality assurance, are capitalized when material. During the years ended December 31, 1998, 1997 and 1996, the Company did not capitalize any internal software development costs.

                              POWERCERV CORPORATION

                   Notes to Consolidated Financial Statements

                  During 1996 and 1995 the Company acquired certain software technology. The acquired software technology is being amortized, on a product-by-product basis, at the greater of the straight-line basis utilizing the estimated economic life, generally three to five years, or the ratio of the current product revenue to total expected revenue over the life of the product.

                  The Company periodically reviews the carrying value of its software development costs and the remaining life to determine if impairment has occurred. This review and assessment is done by comparing the net book value of the intangible assets to the undiscounted net cash flows of the related assets.

                  Acquired software technology and its amortization are summarized as follows:

                                                         AMORTIZATION             ACCUMULATED
                  YEAR                  COST               EXPENSE                AMORTIZATION
                  ----                  ----             ------------             ------------
                  1998              $2,907,000              301,000                2,746,000
                  1997               2,907,000            1,555,000                2,445,000
                  1996               2,907,000              759,000                  890,000

                  Included in the $1,555,000 amortization expense for 1997 is $808,000 of additional amortization expense recorded in the fourth quarter of 1997 to reduce the carrying value of the acquired software technology to its net realizable value.

         (G)      GOODWILL AND OTHER INTANGIBLE ASSETS

                  The Company amortizes goodwill and other intangible assets on a straight-line basis over a seven-year period. The Company periodically reviews the value of goodwill and other intangible assets and their remaining life to determine if impairment has occurred. This review and assessment compares the net book value of the intangible assets to the undiscounted future net cash flows of the related assets.

                  Goodwill and other intangible assets and amortization amounts are summarized as follows:

                                                          AMORTIZATION             ACCUMULATED
                   YEAR                 COST                EXPENSE                AMORTIZATION
                   ----                 ----              ------------             ------------
                  1998              $1,458,000              123,000                1,064,000
                  1997               1,453,000              736,000                  941,000
                  1996               1,431,000              196,000                  205,000

                  Included in the $736,000 amortization expense for 1997 is $530,000 of additional amortization expense recorded in the fourth quarter of 1997 to reduce the carrying value of goodwill to its net realizable value.

         (H)      INVESTMENT IN THIRD-PARTY

                  During December 1996, the Company acquired a 5% fully-diluted equity interest in a closely-held entity, through a $1,500,000 investment in the entity's Series B convertible preferred stock. The cost of the investment was based upon a valuation of the entity done for the Company by an

                              POWERCERV CORPORATION

                   Notes to Consolidated Financial Statements


                  independent firm. During the year ended December 31, 1997, the Company's investment interest was diluted to approximately 4% as a result of additional equity transactions by the investee company. During December 1998, the Company entered into an agreement that expanded its rights to exercise its preferred stock put options and exercised its preferred stock put option on 98,232 shares for $500,000. The remaining preferred stock put options can be exercised on the remaining 196,679 shares of investee stock at various dates through June 2000. The investee company develops, markets and licenses accounting software. Based upon management's evaluations of the investee company's projection of undiscounted future cash flows, the Company is of the opinion that its investment is recorded at the lower of cost or market value as of December 31, 1998. In a separate transaction with this entity, the Company entered into a partnering agreement in June 1996. Under this agreement, the Company granted this entity original equipment manufacturer (OEM) development and distribution rights to one of its application products in exchange for a license fee of $2 million. In addition to the OEM license fee, the Company was entitled to royalties based upon future licensing of the OEM products. The partnering agreement also provided for the entity to have value-added reseller rights for certain of the Company's other products. During December 1997, the Company amended the partnering agreement by expanding the OEM license rights for a license fee of $250,000. During 1998, the Company amended the partnering agreement twice by expanding the OEM license rights for license fees of $825,000. These amendments also provide evaluation license rights to other application products of the Company and reduced the total royalties due under the partnering agreement from $2 million to zero.

         (I)      INCOME TAXES

                  The Company provides for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("Statement 109"). Statement 109 requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

         (J)      CONCENTRATIONS OF CREDIT RISK

                  Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable from customers. This risk, however, is limited due to the large number of customers comprising the Company's customer base and their dispersion.

         (K)      STOCK BASED COMPENSATION

                  Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123") stipulates that entities recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, Statement 123 allows entities to continue to apply the provisions of APB 25 and provide pro forma net income and pro forma

                              POWERCERV CORPORATION

                   Notes to Consolidated Financial Statements

                  net earnings per share disclosures for employee stock options as if the fair-value-based method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25 and provide the pro forma disclosure information required by Statement 123.

         (L)      NET LOSS PER SHARE

                  The Company computes net loss per share based upon Statement of Financial Accounting Standards No. 128, Earnings Per Share. The basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted-average number of common shares outstanding. Potential common shares relating to stock options in each of the years in the three-year period ended December 31, 1998 were anti-dilutive due to the net losses sustained by the Company, thus the diluted net loss per share in these years is the same as the basic net loss per share.

         (M)      RECLASSIFICATIONS

                  Certain prior year amounts have been reclassified to conform with the current year's presentation.

         (N)      SUPPLEMENTAL CASH FLOW INFORMATION

                  The Company considers all highly liquid investments with maturity dates of three months or less at the time of purchase to be cash equivalents. At December 31, 1998 and 1997, cash equivalents totaled approximately $3,991,000 and $4,986,000, respectively.

                  In January 1996, the Company issued 110,000 shares of common stock (valued at $8.50 per share) as consideration for the acquisition of the net assets of an unrelated business.

                  Interest paid during the years ended December 31, 1998, 1997 and 1996 was approximately $14,800, $14,000 and $240,600, respectively.

                  Income taxes paid during the years ended December 31, 1998, 1997 and 1996 were approximately $11,000, $37,000 and $4,000, respectively. Income tax refunds totaled approximately $14,000, $89,000 and $708,000 during the years ended December 31, 1998, 1997 and 1996, respectively.

                              POWERCERV CORPORATION

                   Notes to Consolidated Financial Statements


(3)      WORK FORCE REDUCTION AND OTHER CHARGE

         During the fourth quarter of 1997, the Company initiated actions to reduce its work force and undertook additional cost cutting measures in line with its objective to return to profitability. The other measures included, but were not limited to, the closing of the Company's international office in Amsterdam. As a result, the Company recorded a charge totaling $1,010,000 in its consolidated statement of operations for the year ended December 31, 1997, which consisted of the following:

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
                                                                                  ----------
                                                                                  $1,010,000
                                                                                  ==========

         The above actions were initiated by the Company during the fourth quarter of 1997. Office closings and certain other actions were completed during the early part of the year ended December 31, 1998.

         At December 31, 1998, the Company had approximately $75,000 in remaining work force reduction-related liabilities, primarily severance payments, that are included in accrued expenses on the consolidated balance sheets.

(4)      PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31, 1998 and 1997:

                                                                                           ESTIMATED
                                                                                         USEFUL LIVES
                                                        1998               1997            (YEARS)
                                                        ----               ----            -------
         Leasehold improvements                      $  439,202           101,276           3 - 5*
         Furniture and fixtures                         751,678           707,603           5 - 7
         Computer equipment                           3,797,594         3,548,248           3 - 7
         Equipment                                      600,357           493,160           5 - 7
                                                     ----------         ---------

                                                      5,588,831         4,850,287
         Less accumulated depreciation
             and amortization                         3,349,895         2,323,227
                                                     ----------         ---------

                                                     $2,238,936         2,527,060
                                                     ==========         =========

         * Or the remaining term of the lease, if shorter.

         Depreciation and amortization expense totaled approximately $1,027,000, $1,131,000, and $639,000 during the years ended December 31, 1998, 1997, and 1996, respectively.

                              POWERCERV CORPORATION

                   Notes to Consolidated Financial Statements


(5)      LINES OF CREDIT AND NOTES PAYABLE

         The Company had a $5,000,000 unsecured revolving bank line of credit that expired on February 15, 1999. The line of credit had an interest rate equal to the 90 day floating LIBOR rate plus 150 to 200 basis points depending on a ratio of the Company's total liabilities to tangible net worth, as defined (7.07% and 7.22% at December 31, 1998 and 1997, respectively). The line of credit agreement required the Company to adhere to certain restrictive financial ratios. The Company was in compliance with these financial ratios at December 31, 1998. There were no outstanding balances on the line of credit as of December 31, 1998 and 1997. During January 1998, the Company and its bank amended the terms of this line of credit providing for the application of a $300,000 sub-limit for the purpose of supporting letters of credit. See Note 16 for further discussion.

(6)      ACCRUED EXPENSES

         Accrued expenses consist of the following at December 31, 1998 and 1997:

                                                      1998           1997
                                                   ----------      ---------
                  Compensation                     $1,054,972      1,369,603
                  Severance and related costs          57,033        411,000
                  Other                               842,064      1,094,087
                                                   ----------      ---------
                                                   $1,954,069      2,874,690
                                                   ==========      =========

(7)      INCOME TAXES

         Income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 consists of the following:

                                                          1998         1997             1996
                                                          ----      ----------       ----------
                  Current:
                     Federal                              $--          45,300       (1,005,000)
                     State                                 --           8,500         (190,000)
                                                          ---      ----------       ----------

                                                           --          53,800       (1,195,000)
                                                          ---      ----------       ----------

                  Deferred:
                     Federal                               --       1,395,700         (390,700)
                     State                                 --         262,000          (72,000)
                                                          ---      ----------       ----------

                                                           --       1,657,700         (462,700)
                                                          ---      ----------       ----------

                  Total income tax expense (benefit)      $--       1,711,500       (1,657,700)
                                                          ===      ==========       ==========

                              POWERCERV CORPORATION

                   Notes to Consolidated Financial Statements


       Income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 differed from the amount computed by applying the U.S. federal income tax rate of 34 percent to loss before income taxes as a result of the following:

                                                            1998             1997             1996
                                                         ---------        ----------       ----------
                  "Expected" income tax benefit          $(615,000)       (5,568,000)      (1,487,000)
                  State, net of federal benefit            (72,000)         (648,000)        (173,000)
                  Change in the valuation allowance
                       for deferred tax assets             687,000         7,936,000               --
                  Other, net                                    --            (8,500)           2,300
                                                         ---------        ----------       ----------
                                                         $      --         1,711,500       (1,657,700)
                                                         =========        ==========       ==========

         The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:

                                                                                      1998              1997
                                                                                  -----------        ----------
                  Deferred tax assets:
                     Deferred revenue                                             $   135,000           271,000
                     Provision for uncollectible accounts                             116,000                --
                     Accrued expenses and work force reduction                         95,000           171,000
                     Operating losses                                               6,661,000         6,146,000
                        Intangible assets                                           3,231,000         3,192,000
                                                                                  -----------        ----------

                         Total gross deferred tax assets                           10,122,000         9,780,000

                         Less valuation allowance                                  (9,918,000)       (9,231,000)
                                                                                  -----------        ----------

                         Net deferred tax assets                                      204,000           549,000
                                                                                  -----------        ----------

                  Deferred tax liabilities:
                     Section 481 cash to accrual conversion                                --           292,000
                     Depreciation and amortization of property and equipment          196,000           257,000
                     Other                                                              8,000                --
                                                                                  -----------        ----------

                         Gross deferred tax liabilities                               204,000           549,000
                                                                                  -----------        ----------

                     Total net deferred tax assets                                $        --                --
                                                                                  ===========        ==========

                              POWERCERV CORPORATION

                   Notes to Consolidated Financial Statements


         The Company increased its deferred income tax asset valuation allowance by $687,000 during the year ended December 31, 1998 to offset deferred tax benefits recognized. The decision to continue to fully reserve the deferred income tax asset was primarily the result of the Company's continued losses from operations. At December 31, 1998, the Company has net operating loss carry forwards of approximately $17,527,000 for federal income tax purposes that expire at various times from years 2010 to 2018.

         The Company's federal income tax returns for the years ended December 31, 1996 and 1995 were subject to a routine examination by the Internal Revenue Service that resulted in an assessment of $66,000 of tax and approximately $87,000 of interest. The Company is currently in the process of appealing this assessment.

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

(9)      COMPREHENSIVE INCOME (LOSS)

         Beginning January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130, which defines comprehensive income as the change in equity of an enterprise except for those changes resulting from shareholder transactions, establishes standards for reporting comprehensive income. For the years ended December 31, 1998, 1997 and 1996, the Company did not have any comprehensive income (loss) other than the net loss reported on the Consolidated Statements of Operations.

                              POWERCERV CORPORATION

                   Notes to Consolidated Financial Statements


(10)     COMMITMENTS AND CONTINGENCIES

         (A)      LEASES

                  The Company conducts its operations in leased facilities. The lease terms range from one month to five years. Rental expenses under operating leases approximated $1,080,000, $1,167,000 and $1,020,000, during the years ended December 31, 1998, 1997 and 1996, respectively.

                  Future minimum lease payments under noncancelable operating lease agreements during the years following December 31, 1998 are as follows:

                  YEAR ENDING
                  DECEMBER 31,                          COMMITMENT
                  ------------                          ----------
                      1999                              $1,131,000
                      2000                                 722,000
                      2001                                 367,000
                      2002                                 180,000
                      2003                                  55,000
                  Thereafter                                    --
                                                        ----------
                                                        $2,455,000
                                                        ==========

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

                              POWERCERV CORPORATION

                   Notes to Consolidated Financial Statements


         (C)      EMPLOYMENT AGREEMENTS

                  The Company is party to employment agreements with several of its officers that provide for annual base salaries, target bonus levels, severance pay under certain conditions, and certain other benefits.

(11)     EMPLOYEE BENEFIT PLANS

         (A)      DEFINED CONTRIBUTION PLAN

                  The Company has a 401(k) plan covering employees who meet established eligibility requirements. Under the plan provisions, the Company may match participant contributions. During 1998, the Company matched 30% of participant contributions to a maximum matching amount of 6% of participant base compensation. During 1997 and 1996, the Company matched 50% of participant contributions to a maximum matching amount of 6% of participant base compensation. Total Company contributions were approximately $145,000, $342,000 and $257,000, during the years ended December 31, 1998, 1997 and 1996, respectively. During the years ended December 31, 1998 and 1997, this match occurred in the form of Company common stock purchased in the open market. During 1998, Plan forfeitures funded the Company matching amounts.

         (B)      STOCK OPTION PLAN

                  In June 1995, the Company established a stock option plan, which provides for the granting of both incentive stock options and non-statutory stock options. Only employees are eligible to receive grants of incentive stock options.

                              POWERCERV CORPORATION

                   Notes to Consolidated Financial Statements


         Generally, options granted under this stock option plan expire 10 years after the date of grant, are exercisable in four equal annual installments commencing one year from the date of grant and are granted at fair market value on the date of the grant. As of December 31, 1998, a total of 3,675,000 shares were reserved for issuance under the plan.

         During 1998, the Company issued 1,815,000 non-qualified stock options to certain new members of our senior management. These options were granted at fair market value on the date of the grant, are vested based upon specific dates through December 2001 and expire 10 years after the date of grant.

         Activity with respect to all stock options is summarized as follows:

                                                                                OPTIONS OUTSTANDING
                                                                           -----------------------------
                                                                                        WEIGHTED-AVERAGE
                                                                                             OPTION
                                                                                            PRICE PER
                                                                             SHARES          SHARE
                                                                             ------          -----

              Balance at December 31, 1995                                   659,633          $3.61

                  Options granted                                            474,812          $6.69
                  Options exercised                                          (47,809)         $3.50
                  Options canceled                                          (165,714)         $4.76
                                                                           ---------

              Balance at December 31, 1996                                   920,922          $5.00

                  Options granted                                            835,014          $3.28
                  Options exercised                                          (13,958)         $3.73
                  Options canceled                                          (439,576)         $5.15
                                                                           ---------

              Balance at December 31, 1997                                 1,302,402          $3.86

                  Options granted                                          4,888,506          $2.83
                  Options exercised                                          (40,191)         $3.13
                  Options canceled                                          (728,277)         $3.74
                                                                           ---------

              Balance at December 31, 1998                                 5,422,440          $2.95
                                                                           =========

         Subsequent to December 31, 1998, the Company granted options to purchase 1,292,000 shares of common stock and canceled 627,000 options that had been outstanding at December 31, 1998.

                              POWERCERV CORPORATION

                   Notes to Consolidated Financial Statements


         The range of exercise prices, shares, weighted-average contractual life and weighted-average exercise price for the options outstanding at December 31, 1998 is presented below:

             Range of                                     Weighted-average         Weighted-average
         exercise prices              Shares              contractual life          exercise price
         ---------------              ------              ----------------         ----------------
          $ 1.50 - 2.50              1,932,989                9 years                     $ 1.80
            2.51 - 4.00              2,161,394                9 years                       3.01
            4.01 - 5.81              1,278,697                9 years                       4.30
            7.00 - 10.00                39,060                7 years                       9.42
           12.75 - 16.75                10,300                7 years                      14.84
                                     ---------
           1.50 - 16.75              5,422,440                9 years                       2.95
                                     =========

                              POWERCERV CORPORATION

                   Notes to Consolidated Financial Statements


         The range of exercise prices, shares and weighted-average exercise price for the options exercisable at December 31, 1998 are presented below:

            Range of                    Shares              Weighted-average
         exercise prices             exercisable             exercise price
         ---------------             -----------            ----------------
         $ 1.50 - 2.50                   970,234                  $ 1.80
           2.51 - 4.00                   683,738                    3.09
           4.01 - 5.81                   106,977                    4.60
           7.00 - 10.00                   32,982                    9.49
          12.75 - 16.75                    5,750                   14.71
                                       ---------
           1.50 - 16.75                1,799,681                    2.64
                                       =========

         The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $2.94, $1.63 and $2.34, respectively on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1998 - expected dividend yield of 0%, risk-free interest rate of 4.7%, expected volatility rate of 157%, and an expected life of 3.5 years; 1997 - expected dividend yield of 0%, risk-free interest rate of 5.8%, expected volatility rate of 103%, and an expected life of 3.5 years; 1996 - expected dividend yield of 0%, risk-free interest rate of 6.4%, expected volatility rate of 135%, and an expected life of 3.5 years.

         The Company applies APB 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company's net loss would have been as follows:

                                                     1998                         1997                       1996
                                        -------------------------    -------------------------    -----------------------
                                                           NET                          NET                         NET
                                           NET           LOSS PER        NET          LOSS PER       NET          LOSS PER
                                           LOSS           SHARE          LOSS          SHARE         LOSS          SHARE
                                           ----           -----          ----          -----         ----          -----
         As reported                    $(1,807,885)      (0.13)     (18,087,261)      (1.31)     (2,715,065)      (0.21)

         Statement 123
          compensation, net of tax       (1,407,000)      (0.10)        (849,000)      (0.06)       (437,000)      (0.03)
                                        -----------       -----      -----------       -----      ----------       -----

         Pro forma disclosure            (3,214,885)      (0.23)     (18,936,261)      (1.37)     (3,152,065)      (0.24)
                                        ===========       =====      ===========       =====      ==========       =====

                              POWERCERV CORPORATION

                   Notes to Consolidated Financial Statements


(12)     SEGMENT REPORTING

         The Company has identified its operating segments as its services and license product segments. In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. The services segment provides consulting, education and maintenance services and the license product segment provides application, tools and technology resale products.

         The following tables provide the various segment data:

                                         For the year ended December 31, 1998
                            --------------------------------------------------------------
                                               License
                             Services          Product        Unallocated         Total
                             --------          -------        -----------         -----
Revenues from
   external customers       $20,770,575       9,200,117               --        29,970,692
Segment profit or loss      $ 3,602,291      (1,825,188)      (3,584,988)       (1,807,885)

                                         For the year ended December 31, 1997
                            --------------------------------------------------------------
                                               License
                             Services          Product        Unallocated          Total
                             --------          -------        -----------          -----
Revenues from
   external customers       $24,267,886        8,818,841               --        33,086,727
Segment profit or loss      $ 3,450,385      (11,707,314)      (9,830,332)      (18,087,261)

         There were no transactions between segments. The unallocated amounts include general and administrative costs, other expense and income items as well as in 1997, $1.0 million of work force reduction and other costs and $1.7 million of tax expense. The Company does not use assets as a measure of the segment's performance, thus no assets are disclosed by segment in the table above.

(13)     RELATED PARTY TRANSACTIONS

         The Company has used the services of an entity owned by the Company's Chairman and Chief Executive Officer, Vice-chairman and Chief Technology Officer, and the Company's former Chief Executive Officer to recruit sales and consulting personnel for the Company. Related expense incurred by the Company for these services approximated $169,000 in 1998. For the two previous years, expense totaled approximately $319,000 and $414,000, respectively.

         During the year ended December 31, 1996, an officer of the Company was appointed to the Board of Directors of the investee company discussed in Note 2(g).

         As discussed in Note 8, during the year ended December 31, 1997, the Company repurchased common stock from, and was provided consulting services by a former officer. The amount paid for this stock and services totaled $200,000 and was used to offset and repay a note receivable in the same amount from the former officer.

(14)     PREFERRED STOCK

         The Company's Articles of Incorporation authorize and permit the Company's Board of Directors to issue up to 5,000,000 shares of preferred stock (par value of $.001 per share) in one or more series, and to fix the relative rights, preferences and limitations of each series.

                              POWERCERV CORPORATION

                   Notes to Consolidated Financial Statements


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

         The Series A Stock subsequently was redeemed at $100 per share (a total of $5,500,000) after the completion of the Company's IPO in 1996. The Series B Stock was converted to common stock at a ratio of one-to-one at the time of the Company's IPO.

(15)     ACQUISITIONS

         Effective January 1, 1996, the Company acquired substantially all of the net assets of a third party, including the rights to a client/server development tool. The purchase consideration was $935,000 in the form of 110,000 shares of the Company's common stock (valued at $8.50 per share).

         This transaction resulted in the acquisition of research and development related to projects that had not yet reached technological feasibility and had no future alternative use at the date of acquisition. Such in-process research and development, in the amount of $100,000 has been expensed in the Company's consolidated statement of operations for the year ended December 31, 1996. This transaction resulted in goodwill and other intangible assets of approximately $893,000.

                              POWERCERV CORPORATION

                   Notes to Consolidated Financial Statements


         Remaining net assets acquired were as follows (in thousands):

             Accounts receivable                              $518
             Property and equipment                            162
             Other assets                                       52
             Lines of credit                                   125
             Notes payable                                     176
             Accounts payable and accrued expenses             365
             Deferred revenue                                   26

(16)     SUBSEQUENT EVENTS

         On January 4, 1999, the Company granted a warrant to an unrelated third party to purchase 125,000 shares of the Company's common stock in consideration for professional services. The warrant, which expires the earlier of December 31, 2000, or the termination of their relationship, has an exercise price equal to the fair market value of the Company's common stock on the date of grant. The warrant may not be exercised until after June 30, 1999. The Company recorded expense related to this grant in the first quarter of 1999.

         On March 24, 1999, the Company purchased an option to acquire up to 2,000,000 shares of its common stock from a former officer and director. The Company has no intention of exercising the option and acquiring these shares. Alternatively, and pursuant to the terms of the option, the Company may assign and transfer this option, in full or in part, to third parties during the 120-day option period. The former officer agreed not to engage in any further trading of his common stock of the Company during the option period.

         On March 29, 1999, the Company entered into an agreement with its bank for a $10 million credit facility. The facility consists of a commitment of a revolving line of credit totaling $5 million, with an additional $5 million of uncommitted funding. The first $2 million of the line is unsecured, with substantially the same terms and conditions as its previous $5 million line of credit described in Note 5. Draws from $2 million to $5 million will be conditioned upon the Company's compliance with an additional financial ratio, or alternatively, may be secured by the Company's accounts receivable and inventory. Draws in excess of $5 million would be subject to terms agreed to at the time of the draw.

         Effective March 31, 1999, the Company sold its general consulting business (consulting services other than its application-related services) to a third party. Consideration totaled approximately $10 million and consisted of a combination of cash, PowerCerv common stock, and notes. This portion of PowerCerv's services business provided approximately $12 million in revenue and approximately $2 million in gross margin during the year ended December 31, 1998.

         The accompanying unaudited pro forma condensed consolidated balance sheet as of December 31, 1998, includes the historical effects of the sale as though it had occurred on December 31, 1998. The unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 1998, includes the historical effects of the sale of the general consulting business as if the sale had occurred at the beginning of the year. The pro forma information is based on the historical financial statements of the Company and the assumptions and adjustments described in the accompanying Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements. The pro forma information does not purport to be indicative of the actual results that would have been achieved had the sale actually been completed as of the dates indicated.

                             POWERCERV CORPORATION

            UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

                               December 31, 1998


                                                        Historical (A)       Pro Forma Adjustments          Pro Forma
                                                        --------------       ---------------------         -----------
 ASSETS
 Current assets:
          Cash and cash equivalents                      $ 6,594,430           $  2,455,000 (B)          $  9,049,430
          Accounts receivable                              5,007,263             (1,791,000)(C)             3,216,263
          Inventories                                        137,492                (50,000)(C)                87,492
          Notes receivable                                        --              4,688,000 (D)             4,688,000
          Other current assets                               102,732                                          102,732
                                                        ------------           -------------              ------------
          Total current assets                            11,841,917              5,302,000                17,143,917

 Property and equipment, net                               2,238,936               (445,000)(C)             1,793,936
 Intangible assets, net                                      555,657               (250,000)(E)               305,657
 Investment in third-party                                 1,000,000                                        1,000,000
 Notes receivable                                                 --                850,000 (D)               850,000
 Deposits and other                                           93,809                                           93,809
                                                        ------------           ------------              ------------
          Total assets                                  $ 15,730,319           $  5,457,000              $ 21,187,319
                                                        ============           ============              ============


 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
          Accounts payable                              $    637,209           $         --              $    637,209
          Accrued expenses                                 1,954,069                                        1,954,069
          Deferred revenue                                 1,863,882                                        1,863,882
                                                        ------------           ------------              ------------
                                                           4,455,160                     --                 4,455,160
 Shareholders' equity:
          Common stock                                        13,837                   (700)(F)                13,137
          Additional paid-in capital                      50,990,134             (1,838,200)(F)            49,151,934
          Accumulated deficit                            (39,728,812)             7,295,900 (G)           (32,432,912)
                                                        ------------           ------------              ------------
                                                          11,275,159              5,457,000                16,732,159
                                                        ------------           ------------              ------------
          Total liabilities and shareholders' equity    $ 15,730,319           $  5,457,000              $ 21,187,319
                                                        ============           ============              ============


                             POWERCERV CORPORATION

       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                          Year Ended December 31, 1998


                                                        Historical (A)       Pro Forma Adjustments          Pro Forma
                                                        --------------       ---------------------         -----------
Revenue:
         License fees                                    $ 8,342,230           $         --              $  8,342,230
         Technology resales                                  857,887                                          857,887
         Service fees                                     20,770,575            (12,238,000)(H)             8,532,575
                                                        ------------           ------------              ------------
         Total revenue                                    29,970,692            (12,238,000)               17,732,692

Costs and expenses:
         Cost of licenses                                    670,082                (72,000)(I)               598,082
         Cost of technology resales                          592,439                                          592,439
         Cost of services                                 16,514,322             (9,600,000)(I)             6,914,322
         General and administrative                        3,886,360                                        3,886,360
         Sales and marketing                               6,597,159               (477,000)(I)             6,120,159
         Research and development                          3,819,587                                        3,819,587
                                                        ------------           ------------              ------------
         Total costs and expenses                         32,079,949            (10,149,000)               21,930,949
                                                        ------------           ------------              ------------
         Operating loss                                   (2,109,257)            (2,089,000)               (4,198,257)
                                                        ------------           ------------              ------------
Other income (expense):
         Interest expense                                    (14,851)                                         (14,851)
         Interest income                                     314,877                156,000 (J)               470,877
         Miscellaneous expense                                 1,346                                            1,346
                                                        ------------           ------------              ------------
         Total other income                                  301,372                156,000                   457,372
                                                        ------------           ------------              ------------
         Loss before income taxes                         (1,807,885)            (1,933,000)               (3,740,885)
Income tax expense                                                --                     --                        --
                                                        ------------           ------------              ------------
         Net loss and comprehensive loss                  (1,807,885)          $ (1,933,000)             $ (3,740,885)
                                                        ============           ============              ============
Basic and diluted net loss per share                    $      (0.13)                                    $      (0.29)
                                                        ============           ============              ============
Weighted average shares outstanding                       13,817,000               (700,000)               13,117,000
                                                        ============           ============              ============

Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements

(A) Historical information is based on the audited financial statements of PowerCerv Corporation as of and for the year ended December 31, 1998.

(B) To reflect cash received at the closing of the transaction.

(C) To remove assets sold to the acquiring company, including certain accounts receivable, certain inventory, and certain property and equipment.

(D) To reflect notes receivable from buyer.

(E) To reflect write off of goodwill related to assets sold to acquiring company.

(F) To reflect retirement of 700,000 shares of PowerCerv common stock received as consideration from buyer.

(G) To reflect gain on sale of business.

(H) To eliminate revenues from general consulting business.

(I) To eliminate costs and expenses associated with general consulting business.

(J) To reflect interest income on cash and notes receivable received as consideration.

                                                                     SCHEDULE II


                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS



                                                                  ADDITIONS
                                              BALANCE AT         CHARGED TO                      BALANCE AT
                                             BEGINNING OF         COSTS AND                        END OF
                                                 YEAR              EXPENSES      WRITE-OFFS         YEAR
                                             ------------        ----------      ----------      ----------
                                                                     (In Thousands)
Allowance For Uncollectible Accounts
  Year ended December 31, 1998                    $2,000          $ (156)          $(364)          $1,480
  Year ended December 31, 1997                    $  550          $2,011           $(561)          $2,000
  Year ended December 31, 1996                    $  425          $  268           $(143)          $  550

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Tampa, State of Florida, on April 14, 1999.

                                    POWERCERV CORPORATION


                                    By: /s/ Marc J. Fratello
                                       -----------------------------------------
                                            Marc J. Fratello
                                            Chairman and Chief Executive Officer

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

         SIGNATURE                                            TITLE                              DATE
         ---------                                            -----                              ----
/s/ MARC J. FRATELLO                                       Chairman,                        April 14, 1999
---------------------------------------            Chief Executive Officer and
MARC J. FRATELLO                                           Director
                                                  (Principal Executive Officer)


/s/ STEPHEN M. WAGMAN                                Chief Financial Officer                April 14, 1999
---------------------------------------           (Principal Financial Officer)
STEPHEN M. WAGMAN



/s/ MICHAEL J. SIMMONS                                  President, Chief                    April 14, 1999
---------------------------------------               Operating Officer and
MICHAEL J. SIMMONS                                         Director



/s/ ROY E. CRIPPEN, III                                    Director                         April 14, 1999
---------------------------------------
ROY E. CRIPPEN, III



/s/ O. G. GREENE                                           Director                         April 14, 1999
---------------------------------------
O.G. GREENE



/s/ STUART C. JOHNSON                                      Director                         April 14, 1999
---------------------------------------
STUART C. JOHNSON