Form 10-Q
period 1999-03-31
POWERCERV CORP
filed 1999-05-17
CIK 1005758

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

                  For the quarterly period ended March 31, 1999

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         -----      OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ______________

                                  ------------

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

As of May 11, 1999, there were 13,147,408 shares of the registrant's common stock, $.001 par value, outstanding.



================================================================================

                              POWERCERV CORPORATION
                                    FORM 10-Q


                                      INDEX


PART I. FINANCIAL INFORMATION

                                                                                                          PAGE

Item 1. Financial Statements

    Condensed Consolidated Balance Sheets as of March 31, 1999 (unaudited)
      and December 31, 1998.................................................................................2

    Condensed Consolidated Statements of Operations for the Three Months Ended
       March 31, 1999 and 1998 (unaudited)..................................................................3

    Condensed Consolidated Statements of Cash Flows for the Three Months Ended
       March 31, 1999 and 1998 (unaudited)..................................................................4

    Notes to Condensed Consolidated Financial Statements (unaudited)........................................5

Item 2. Management's Discussion and Analysis of Financial Condition
      and Results of Operations............................................................................10

Item 3. Quantitative and Qualitative Disclosure of Market Risks............................................18

Independent Accountants' Review Report.....................................................................19



PART II. OTHER INFORMATION

Item 1. Legal Proceedings..................................................................................20

Item 6. Exhibits and Reports on Form 8-K...................................................................20



Signatures.................................................................................................21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              POWERCERV CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     MARCH 31,   DECEMBER 31,
                                                                       1999         1998
                                                                     ---------   ------------
                                                                    (UNAUDITED)

ASSETS
Current assets:
   Cash and cash equivalents                                          $ 6,927       $ 6,594
   Accounts receivable, net of allowance of
      $1,460 and $1,480, respectively                                   3,274         5,007
   Notes receivable                                                     4,347            --
   Other current assets                                                   279           240
                                                                      -------       -------

        Total current assets                                           14,827        11,841

Property and equipment, net                                             1,600         2,239
Intangible assets, net                                                    199           556
Investment in third party                                                 750         1,000
Note receivable                                                           850            --
Deposits and other assets                                                 168            94
                                                                      -------       -------

        Total assets                                                  $18,394       $15,730
                                                                      =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                   $   786       $   637
   Accrued expenses                                                     2,398         1,954
   Deferred gain on sale of business                                    2,850            --
   Deferred revenue                                                     1,668         1,864
                                                                      -------       -------

        Total current liabilities                                       7,702         4,455

Deferred gain on sale of business                                         850            --

Shareholders' equity                                                    9,842        11,275
                                                                      -------       -------

        Total liabilities and shareholders' equity                    $18,394       $15,730
                                                                      =======       =======


See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

                              POWERCERV CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             THREE MONTHS ENDED MARCH 31,
                                                             ----------------------------
                                                                1999              1998
                                                              --------          --------

Revenues:
   License fees                                               $  1,453          $  1,362
   Technology resales                                               --               383
   Service fees                                                  5,191             5,542
                                                              --------          --------

      Total revenues                                             6,644             7,287
                                                              --------          --------

Costs and expenses:
   Cost of licenses                                                178               178
   Cost of technology resales                                       --               271
   Cost of services                                              4,127             4,505
   General and administrative                                    1,215             1,128
   Sales and marketing                                           2,269             1,440
   Research and development                                      1,158               954
   Work force reduction and other                                  485                --
                                                              --------          --------

      Total costs and expenses                                   9,432             8,476
                                                              --------          --------

      Operating loss                                            (2,788)           (1,189)

Interest income, net                                                50                81
Gain on sale of business                                         2,996                --
                                                              --------          --------

      Income (loss) before income taxes                            258            (1,108)

Income tax benefit                                                  --                --
                                                              --------          --------

      Net income (loss) and comprehensive
           income (loss)                                      $    258          $ (1,108)
                                                              ========          ========


Basic and diluted net income (loss) per share                 $   0.02          $  (0.08)
                                                              ========          ========

Shares used in computing net income (loss) per share:
         Basic                                                  13,827            13,797
                                                              ========          ========
         Diluted                                                14,148            13,797
                                                              ========          ========



See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

                              POWERCERV CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------
                                                                          1999             1998
                                                                         -------          -------

Cash flows from operating activities:
   Net income (loss)                                                     $   258          $(1,108)
   Adjustments to reconcile net loss to net cash provided by
          (used in) operating activities:
      Depreciation and amortization                                          390              350
      Gain on sale of business                                            (2,996)              --
      Deferred revenue                                                      (603)             559
      Changes in assets and liabilities                                      695              581
                                                                         -------          -------

             Net cash flows from operating activities                     (2,256)             382
                                                                         -------          -------

Cash flows from investing activities:
   Sale of business                                                        2,455               --
   Return of investment in third party                                       250               --
   Purchases of property and equipment, net                                 (136)            (270)
                                                                         -------          -------

             Net cash flows from investing activities                      2,569             (270)
                                                                         -------          -------

Cash flows from financing activities:
   Net proceeds from issuance of common stock                                 20               --
                                                                         -------          -------

             Net cash flows from financing activities                         20               --
                                                                         -------          -------

Net increase in cash and cash equivalents                                    333              112
Cash and cash equivalents, beginning of period                             6,594            6,360
                                                                         -------          -------

Cash and cash equivalents, end of period                                 $ 6,927          $ 6,472
                                                                         =======          =======




See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

                              POWERCERV CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


A.       BASIS OF PRESENTATION

         The condensed consolidated balance sheet of PowerCerv Corporation and its subsidiary (collectively, the "Company") as of March 31, 1999, and the condensed consolidated statements of operations for the three months ended March 31, 1999 and 1998 and the condensed consolidated statements of cash flows for the three months ended March 31, 1999 and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999, and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1998, has been derived from the Company's audited consolidated financial statements at that date.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission ("SEC") rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the Company's 1998 Annual Report on Form 10-K filed with the SEC on April 14, 1999 ("1998 Annual Report").

         The results of operations for the three months ended March 31, 1999, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

B.       REVENUE RECOGNITION

         License fees represent revenue from the licensing of the Company's Enterprise Resource Planning ("ERP") application products and, to a lesser extent, its development tools. License fees also include royalties earned on the Company's ERP application products and related intellectual properties. Service fees represent revenue from consulting services, education services and support and maintenance services.

         The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), as amended by Statement of Position 98-4, Deferral of the Effective Date of a Provision of SOP 97-2 ("SOP 98-4") and Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions ("SOP 98-9"). Revenue is recognized from licenses of the Company's software products when the contract has been executed, the product(s) has been shipped, collectibility is probable and the software license fees are fixed or determinable. In the event that the contract provides for multiple elements (e.g., software products, post-contract customer support, consulting services), the total fee is allocated to these elements based on "vendor-specific objective evidence" of fair value. If any portion of the license fees is subject to forfeiture, refund or other contractual contingencies, the Company will postpone revenue recognition until these contingencies have been removed. Historically, product returns and allowances have been immaterial. For those periods in which the Company marketed its development tools and third party technology resales, license revenue was recognized following the

                             POWERCERV CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


procedures above except that these products are generally licensed via shrinkwrap license agreements. The Company generally accounts for consulting and education services separate from software license fees for those multi-element arrangements where services are a separate element and are not essential to the customer's functionality requirements and there is "vendor-specific objective evidence" of fair value for these services. Consulting and education revenue is recognized as the services are performed. Revenue from support and maintenance activities is recognized ratably over the term of the maintenance period and the unrecognized portion is recorded as deferred revenue.

C.       EARNINGS PER SHARE DATA

         The following table sets forth the computation of basic and diluted earnings (loss) per share ("EPS") for the periods indicated:

                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                    -------------------------
                                                                      1999             1998
                                                                    --------         --------

               Basic:
                     Net income (loss)                              $    258         $ (1,108)
                                                                    ========         ========
                     Average shares outstanding                       13,827           13,797
                                                                    ========         ========
               Basic EPS                                            $   0.02         $  (0.08)
                                                                    ========         ========

               Diluted:
                     Net income                                     $    258         $ (1,108)
                                                                    ========         ========
                     Average shares outstanding                       13,827           13,797
                     Net effect of dilutive stock options--
                        based on the treasury stock method               321               --
                                                                    --------         --------
                     Totals                                           14,148           13,797
                                                                    ========         ========
               Diluted EPS                                          $   0.02         $  (0.08)
                                                                    ========         ========

         Common stock equivalents in the three month period ended March 31, 1998, were anti-dilutive due to the net loss sustained by the Company during this period, thus the diluted net loss per share in this period is the same as the basic net loss per share. During the quarter ended March 31, 1999, employees exercised stock options to acquire 10,450 shares at an average exercise price of $1.92 per share.

                             POWERCERV CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


D.       ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                   (DOLLARS IN THOUSANDS)

                                                 MARCH 31,     DECEMBER 31,
                                                   1999            1998
                                                 ---------     ------------

               Compensation                        $1,094         $1,055
               Severance and related costs            257             57
               Other                                1,047            842
                                                   ------         ------
                                                   $2,398         $1,954
                                                   ======         ======


E.       COMMITMENTS

         The Company has entered into employment agreements with certain of its executive officers. Information regarding these agreements is available in the Company's 1998 Annual Report.

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

G.       INCOME TAXES

         For the three month period ended March 31, 1999, the Company recorded no income tax expense since its net operating loss carryforwards should substantially offset any tax expense applicable to the net income for the period.

                             POWERCERV CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


H.       SEGMENT REPORTING

         The Company has identified its operating segments as its services and license product segments. In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. The services segment provides consulting, education, support and maintenance services and the license product segment provides ERP application products, development tools and third-party technology resale products.

         The following tables provide the various segment data (dollars in thousands):

                                 FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1999
                                 -----------------------------------------------
                                              LICENSE
                                 SERVICES     PRODUCT     UNALLOCATED      TOTAL
                                 --------     -------     -----------      -----

Revenues from external
     customers                     5,191       1,453            --         6,644
Segment profit (loss)                961      (2,049)        1,346           258


                                 FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1998
                                 -----------------------------------------------
                                              LICENSE
                                 SERVICES     PRODUCT     UNALLOCATED      TOTAL
                                 --------     -------     -----------      -----

Revenues from external
     customers                     5,542       1,745            --         7,287
Segment profit (loss)                969      (1,030)       (1,047)       (1,108)


         There were no transactions between segments. The unallocated amounts include general and administrative costs, other expense and income items, and in 1999, a $2,996 gain on sale of business and $485 of work force reduction and other costs. The Company does not use assets as a measure of the segment's performance, thus no assets are disclosed by segment in the table above.

I.       WORK FORCE REDUCTION AND OTHER

         During the first quarter of 1999, the Company recorded a charge related to a work force reduction and other related expenses totaling $485. This amount included severance and related costs of $391 (11 employees, primarily management level) and costs of $94 related to office downsizings or closings. The Company expects to realize gross annual savings of approximately $1,200 as a result of these actions. As of March 31, 1999, the Company had paid approximately $284 of the total $485 charged to expense and expects to pay the remaining amounts within the next nine months.

J.       SALE OF BUSINESS

         Effective March 31, 1999, the Company sold its general consulting and general education business (consulting and education services other than its application-related services) to a third party. Consideration totaled approximately $10 million and consisted of a combination of cash, the Company's common stock, and promissory notes.

         The unaudited pro forma condensed consolidated statement of operations for the three-month period ended March 31, 1999, includes the historical effects of the sale of the general consulting business as if the sale had occurred at the beginning of the period. The pro forma information is based on the historical financial statements of the Company and the assumptions and adjustments described in the accompanying Notes to Unaudited Pro Forma Condensed Consolidated Statement of Operations. The pro forma information does not purport to be indicative of the actual results that would have been achieved had the sale actually been completed as of the date indicated.

                             POWERCERV CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                     Three Month Period Ended March 31, 1999
                    (In Thousands, except per share amounts)

                                                                                Pro Forma
                                                                                ---------
                                                               Historical (a)  Adjustments    Pro Forma
                                                               --------------  -----------    ---------

 Revenue:
       License fees                                               $  1,453     $     --        $  1,453
       Technology resales                                               --           --              --
       Service fees                                                  5,191       (2,461)(b)       2,730
                                                                  --------     --------        --------
       Total revenue                                                 6,644       (2,461)          4,183
                                                                  --------     --------        --------

 Costs and expenses:
       Cost of licenses                                                178          (18)(c)         160
       Cost of technology resales                                       --           --              --
       Cost of services                                              4,127       (2,137)(c)       1,990
       General and administrative                                    1,215           --           1,215
       Sales and marketing                                           2,269         (103)(c)       2,166
       Research and development                                      1,158           --           1,158
       Work force reduction and other                                  485           --             485
                                                                  --------     --------        --------
       Total costs and expenses                                      9,432       (2,258)          7,174
                                                                  --------     --------        --------
       Operating loss                                               (2,788)        (203)         (2,991)


 Other income (expense):
       Interest and other income (net)                                  29           39 (d)          68
       Gain on sale of business                                      3,017           --           3,017
                                                                  --------     --------        --------
       Total other income (expense)                                  3,046           39           3,085
                                                                  --------     --------        --------
       Income (loss) before income taxes                               258         (164)             94
 Income tax expense (benefit)                                           --           --              --
                                                                  --------     --------        --------
       Net income (loss)                                          $    258     $   (164)       $     94
                                                                  ========     ========        ========
 Basic and diluted earnings per share                             $   0.02                     $   0.01
                                                                  ========                     ========
 Shares used in computing earnings per share:

       Basic                                                        13,827         (700)(e)      13,127
                                                                  ========     ========        ========

       Diluted                                                      14,148         (700)(e)      13,448
                                                                  ========     ========        ========


Notes to Unaudited Pro Forma Condensed Consolidated Statement of Operations

     (a) Historical information is based on the unaudited condensed consolidated statement of operations of the Company for the three-month period ended March 31, 1999.
     (b) To eliminate revenues from general consulting and education business.
     (c) To eliminate costs and expenses associated with general consulting and education business.
     (d) To reflect interest income on cash and notes receivable received as consideration.
     (e) To reflect shares of stock received as consideration from buyer.

                              POWERCERV CORPORATION

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


OVERVIEW

         The Company is focused on delivering open, modifiable ERP and front-office enterprise application software solutions to mid-size U.S. discrete manufacturing companies with annual revenues between $25 million and $750 million. The Company has focused its resources, including product development, marketing and sales efforts, on the needs and requirements of companies in this market. The Company's revenues consist primarily of software license fees and fees for services, including consulting, education, and support and maintenance.

         License fees represent revenue from the licensing of the Company's ERP application products and, to a lesser extent, its development tools. License fees also include royalties earned on the Company's ERP application products and related intellectual properties. Service fees represent revenue from consulting services, education services and support and maintenance services.

         The Company recognizes revenue in accordance with the AICPA's SOP 97-2, as amended by SOP 98-4 and SOP 98-9. Revenue is recognized from licenses of the Company's software products when the contract has been executed, the product(s) has been shipped, collectibility is probable and the software license fees are fixed or determinable. In the event that the contract provides for multiple elements (e.g., software products, post-contract customer support, consulting services), the total fee is allocated to these elements based on "vendor-specific objective evidence" of fair value. If any portion of the license fees is subject to forfeiture, refund or other contractual contingencies, the Company will postpone revenue recognition until these contingencies have been removed. Historically, product returns and allowances have been immaterial. For those periods in which the Company marketed its development tools and third party technology resales, license revenue was recognized following the procedures above except that these products are generally licensed via shrinkwrap license agreements. The Company generally accounts for consulting and education services separate from software license fees for those multi-element arrangements where services are a separate element and are not essential to the customer's functionality requirements and there is "vendor-specific objective evidence" of fair value for these services. Consulting and education revenue is recognized as the services are performed. Revenue from support and maintenance activities is recognized ratably over the term of the maintenance period and the unrecognized portion is recorded as deferred revenue.

         This Quarterly Report on Form 10-Q and any documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by the Company's management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.

\
                              POWERCERV CORPORATION

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand for the Company's products and services as described in the Company's 1998 Annual Report under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements and Associated Considerations;" "--Fluctuations in Quarterly Activity and Results of Operations;" "--Competition;" "--Economic and Market Condition Risks;" "Year 2000 Readiness;" "--Lengthy Sales Cycle;" "Ability to Manage Change;" "--Liquidity;" "--Availability of Consulting Personnel," "--Dependence on Product Development; and Associated Risks," "--Dependence on New Products;" "--Dependence on PowerBuilder(R) and Other Third Party Products;" "--Dependence on Proprietary Technology; Risks of Third-Party Claims for Infringement;" "--Expansion of Indirect Channels; and Potential for Channel Conflict;" "--Voting Control by Management;" "--Dependence on Key Personnel;" and "--Possible Volatility of Stock Price." The Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain financial data regarding the Company's revenues derived from license fees, technology resales and service fees:

           REVENUES                                          THREE MONTHS ENDED MARCH 31,
                                                             ----------------------------
                                                     1999               CHANGE                1998
           --------------------------------        ------------------------------------------------
           License fees                            $ 1,453                 7%               $ 1,362
           Percentage of total revenues                 22%                                      19%
           --------------------------------        ------------------------------------------------
           Technology resales                           --              (100)%                  383
           Percentage of total revenues                 --                                        5%
           --------------------------------        ------------------------------------------------
           Service fees                              5,191                (6)%                5,542
           Percentage of total revenues                 78%                                      76%
           --------------------------------        ------------------------------------------------

         License fees. The Company's license fees are derived from licensing the Company's application products and, to a lesser extent, its development tools. In addition, any royalty fees earned are included in license fees. The Company establishes its licensing fees using a tiered pricing approach based on the number of concurrent servers and users. Source code licenses are available at an additional cost.

         License fees revenue increased for the three-month period ended March 31, 1999, compared to the same period in 1998. The Company's first quarter revenues included $473 from an internal use license and OEM agreement with the purchaser of the Company's general consulting and education business. During the three-month period ended March 31, 1999, the Company invested in additional resources to strengthen the Company's marketing and sales organizations and their respective programs and initiatives, and management expects application license revenue to continue to grow as these initiatives produce results. The Company has become aware, however, that there is significant uncertainty in the ERP software industry concerning the potential effects associated with Year 2000 readiness. Management believes that customers and potential customers purchasing patterns may be affected in a number of ways. Many companies are expending significant resources to upgrade their systems. These expenditures may result in reduced funds available to purchase software products such as those the

                              POWERCERV CORPORATION

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


Company offers. Additionally, it is possible that certain of the Company's customers are purchasing support contracts only to ensure that they are Year 2000 ready and then will cancel such contracts. Many potential customers may defer purchasing Year 2000 ready products as long as possible, accelerate purchasing such products, switch to other systems or suppliers, or purchase the Company's products only as an interim solution. Accordingly, there can be no assurance that the Company's license revenues will increase in accordance with management's expectations.

         Technology resales. Technology resales are derived from licensing complementary client/server and Internet development tools developed by other independent software vendors. The market for technology resales and related services is very competitive and is more price-sensitive than are the Company's application product license fees and related services markets. Due to the Company's increased focus on the marketing and sale of its own ERP application products and increased market competition for technology resale products, in 1999 the Company has discontinued its marketing and sales efforts for technology resale products.

         Service fees. The Company's service fees consist of revenue from consulting, education, and support and maintenance services. Consulting services are primarily provided on a time and materials basis, education services are generally priced on a per-student basis and annual support and maintenance service fees are based on a percentage of the related license fees. During the first quarter of 1999, service fees declined 6% over 1998, due primarily to the Company's having fewer billable consulting personnel in 1999 compared to 1998. The Company believes that as revenue from licensing its application products increases, the demand for application consulting services (and related revenue) will correspondingly increase, as will service fees for maintenance and support; however, there can be no assurance that license revenue will increase or that if it does increase, revenue from service fees will correspondingly increase.

         On March 31, 1999, the Company sold its general consulting and general education business to a third party. Consideration totaled approximately $10 million and consisted of a combination of cash, the Company's common stock and promissory notes. This portion of PowerCerv's services business provided approximately $2,461 in revenue and approximately $203 in net margin during the quarter ended March 31, 1999.

COSTS AND EXPENSES

         The following table sets forth, for the periods indicated, certain financial data regarding the Company's costs associated with its license fees, technology resales and services:

                 COST OF REVENUES:                        THREE MONTHS ENDED MARCH 31,
                                                          ----------------------------
                                                    1999            CHANGE              1998
                 -----------------------------     -----------------------------------------
                 Cost of licenses                  $ 178               0%              $ 178
                 Gross profit percentage              88%                                 87%
                 -----------------------------     -----------------------------------------
                 Cost of technology resales           --            (100)%               271
                 Gross profit percentage              --                                  29%
                 -----------------------------     -----------------------------------------
                 Cost of services                  4,127              (8)%             4,505
                 Gross profit percentage              20%                                 19%
                 -----------------------------     -----------------------------------------

                              POWERCERV CORPORATION

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


         Cost of licenses. The cost of licenses consists primarily of production costs, royalties associated with third-party products sold with the Company's products, and the amortization of intangible assets. The cost of licenses for the first quarter of 1999, both in dollars and as a percentage of revenue, was consistent with the prior year.

         Cost of Technology Resales. In 1998, the cost of technology resales consisted primarily of costs associated with resales of complementary client/server and internet development tools developed by independent software vendors. In 1999, the Company has discontinued its marketing and sales efforts for technology resale products; accordingly, there was no cost of technology resales during the first quarter of 1999.

         Cost of Services. The cost of services consists primarily of compensation and travel costs associated with providing consulting, product support and maintenance, technical services and education. The cost of services decreased 8% in the first quarter of 1999 compared to 1998 primarily due to a decrease in the number of billable consultants, compensation and related expenses.

         The following table sets forth, for the periods indicated, certain financial data regarding the Company's operating expenses:

              OPERATING EXPENSES:                          THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------
                                                      1999            CHANGE             1998
              -------------------------------        -----------------------------------------
              General and administrative             $1,215              8%             $1,128
              Percentage of total revenues               18%                                15%
              -------------------------------        -----------------------------------------
              Sales and marketing                     2,269             58%              1,440
              Percentage of total revenues               34%                                20%
              -------------------------------        -----------------------------------------
              Research and development                1,158             21%                954
              Percentage of total revenues               17%                                13%
              -------------------------------        -----------------------------------------


         General and administrative ("G&A"). G&A expenses include compensation, communications, accounting, human resources, legal and related facilities expenses. The increase in G&A expenses for the three month period ended March 31, 1999, compared to the three month period ended March 31, 1998, is primarily due to increased compensation and related expenses.

         Sales and marketing. Sales and marketing expenses primarily consist of compensation paid to sales and marketing personnel, costs of marketing, direct mail and telemarketing activities, costs of public relations, trade shows and conferences, and related communications costs. Sales and marketing costs increased 58% for the three month period ended March 31, 1999, as compared to the same period in 1998 as a result of the Company's acceleration of its investments in its marketing and sales organizations. These investments included hiring additional personnel in the direct sales organization, including regional vice presidents, field sales representatives, and pre-sales specialists; a change in the Company's commission structure designed to drive growth in the Company's ERP Plus application product sales; broad investments in marketing programs focused on increasing awareness of the Company and its products; and expansions of the Company's marketing and telemarketing organizations in Tampa. There can be no assurance that these investments will result in higher revenues for the Company.

                              POWERCERV CORPORATION

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


         Research and development ("R&D"). R&D costs consist primarily of compensation and related facilities and equipment costs associated with developing, maintaining and enhancing the Company's products. Since inception, the Company has not capitalized any internal R&D costs as the costs incurred during the period between the point in time that technological feasibility is established and that a product is released to the market have been insignificant. R&D costs increased 21% for the three month period ended March 31, 1999, as compared to the same period in 1998, primarily due to increased personnel costs.

         Work Force Reduction and Other. During the first quarter of 1999, the Company recorded a charge related to a work force reduction and other related expenses totaling $485. This amount included severance and related costs of $391 (11 employees, primarily management level) and costs of $94 related to office downsizings or closings. The Company expects to realize gross annual savings of approximately $1,200 as a result of these actions. As of March 31, 1999, the Company had paid approximately $284 of the total $485 charged to expense and expects to pay the remaining amounts within the next nine months.

         Income taxes. For the three month period ended March 31, 1999, the Company recorded no income tax expense, since its net operating loss carryforwards should substantially offset any taxable income realized during the quarter.

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

         Based on its assessments, management believes that the current versions of the Company's ERP application products generally are Year 2000 ready. However, these products are developed and produced using third-party development tools that, themselves, may be subject to Year 2000 issues. The Company has tested its products in an attempt to identify any such issues, but there is no assurance that all such issues have been identified and corrected. The Company has a published Year 2000 Readiness Disclosure statement that provides guidance to its customers and prospects on the status of the Year 2000 issue with respect to its products. From time to time, customers require this statement to be included as a warranty in their license agreements, which the Company will do. This could result in additional exposure for the Company to Year 2000-related litigation. Furthermore, it has been widely reported that a significant amount of litigation surrounding business interruptions will arise out of Year 2000 issues. It is uncertain whether, or to what extent, the Company may be affected by such litigation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward Looking Statements and Associated Considerations--Year 2000 Readiness" in the Company's 1998 Annual Report.

         The Company's efforts to resolve the Year 2000 issue with respect to its internal information systems involve the following four phases: assessment, remediation or replacement, testing and contingency planning. The Company has completed the assessment process for its information technology and non-information technology exposures. The Company presently believes that its internal software

                              POWERCERV CORPORATION

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


systems, which include its application products and other internally developed software and its relational data base management system, are Year 2000 ready.

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

         Management believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all of its Year 2000 efforts. In the event that the Company does not complete its efforts, the Company could experience Year 2000-related disruptions that might affect its ability to serve its customers and process transactions. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company also could be subject to Year 2000-related litigation. The amount of potential liability or potential lost revenue cannot be reasonably estimated at this time.

         The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 efforts. The Company plans to evaluate the status of completion in July 1999 and determine whether such plans are necessary.

         In addition to the concerns discussed above on the Year 2000 issue and how it affects the Company's products and its internal information systems, significant uncertainty exists in the ERP software industry concerning the potential effects associated with Year 2000 readiness. As noted previously, management believes that customers and potential customers purchasing patterns may be affected in a number of ways. Many companies are expending significant resources to upgrade their systems. These expenditures may result in reduced funds available to purchase software products such as those the Company offers. Additionally, it is possible that certain of the Company's customers are

                              POWERCERV CORPORATION

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


purchasing support contracts only to ensure that they are Year 2000 ready and then will cancel such contracts. Many potential customers may defer purchasing Year 2000 ready products as long as possible, accelerate purchasing such products, switch to other systems or suppliers, or purchase the Company's products only as an interim solution. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward Looking Statements and Associated Considerations--Year 2000 Readiness" in the Company's 1998 Annual Report.

LIQUIDITY AND CAPITAL RESOURCES

         The following table sets forth, for the periods indicated, certain financial data regarding the Company's working capital balances, cash and cash equivalents, cash used in operating activities and cash used in investing activities:

                                                                               AS OF AND FOR THE
                                                                          THREE MONTHS ENDED MARCH 31,
                                                                          ----------------------------
                                                                        1999        CHANGE         1998
                                                                      ----------------------------------

           Working capital                                            $ 7,125           4%       $ 6,846
           Cash and cash equivalents                                    6,927           7%         6,472
           Cash flows from operating activities                        (2,256)       >100%           382
           Cash flows from investing activities                         2,569        >100%          (270)

         Working capital and cash and cash equivalents increased as of March 31, 1999, compared to March 31, 1998, principally due to proceeds from the March 31, 1999, sale of the Company's general consulting and general education business to a third party, offset by negative cash flow from operations.

         For the three month period ended March 31, 1999, cash used by operating activities totaled $2,256, due principally to lower than anticipated license revenues and increased operating expenses as a result of the Company's investments in its sales and marketing organizations.

         The Company's cash provided by investing activities totaled $2,569 for the three month period ended March 31, 1999, principally due to the proceeds from the sale of the Company's general consulting and general education business ($2,455 in the first quarter of 1999) and proceeds from a return of the Company's investment in a third party ($250), offset by purchases of property and equipment ($136).

         At March 31, 1999, the Company's primary source of liquidity consisted of its cash and cash equivalents balance of $6,927 and its short-term accounts receivable balance of $3,274. On March 29, 1999, the Company entered into an agreement with its bank for a $10 million credit facility ("1999 Line of Credit"). The 1999 Line of Credit consists of a commitment for a revolving line of credit totaling $5 million, with an additional $5 million of uncommitted funding. The agreement requires the Company to maintain certain financial ratios. The first $2 million of the 1999 Line of Credit is unsecured, with an interest rate equal to the 90-day floating LIBOR rate plus 150 or 200 basis points, based on the Company's tangible net worth. Draws from $2 million to $5 million will be conditioned upon the Company's compliance with an additional financial ratio, or alternatively, may be secured by the Company's accounts receivable and inventory. Draws in excess of $5 million will be subject to terms agreed to at the time of the draw.

                              POWERCERV CORPORATION

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


         As noted previously, effective March 31, 1999, the Company sold the net assets of its general consulting and general education business to a third party. Under the terms of the agreement, on or about June 30, 1999, management expects to receive approximately $4.4 million. This amount is evidenced by secured promissory notes from the purchaser which become due on June 30, 1999. In addition, there are penalties associated with late payment on these notes. There can be no assurance that these notes will be paid by the purchaser in accordance with their terms. In the event the notes are not paid per their terms, the Company's existing cash reserves prove insufficient to fund its operating needs, and the Company is not able to borrow against its 1999 Line of Credit in accordance with its terms, management may be required to seek alternative capital funding sources. Further, there can be no assurances that such funds would be available to the Company, or if available, would be on terms satisfactory to the Company.

         The Company believes that, based upon its projected revenues and operating expense levels and funds received and to be received by the Company in connection with the sale of its general consulting and general education business, that funds generated from operations, existing cash and cash equivalents and its short-term accounts receivable, together with the availability of the 1999 Line of Credit, will be sufficient to finance the Company's operations for at least the next twelve months. See "Forward Looking Statements and Associated Considerations -- Liquidity" as set forth in the Company's 1998 Annual Report.

                              POWERCERV CORPORATION

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK


         The Company had no holdings of derivative financial or commodity instruments at March 31, 1999. The Company has no significant exposure to interest rate or foreign currency exchange rate risks. An increase in interest rates of 100 basis points would not significantly impact the Company's net income. Generally, all of the Company's business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations should not have a significant impact on the Company.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT




The Board of Directors
PowerCerv Corporation

We have reviewed the accompanying condensed consolidated balance sheet of PowerCerv Corporation and subsidiary as of March 31, 1999, and the related condensed consolidated statement of operations and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management. The condensed consolidated balance sheet of PowerCerv Corporation and subsidiary as of March 31, 1998, and the related condensed consolidated statements of operations and cash flows for the three-month period then ended, were reviewed by other accountants whose report (dated April 17, 1998) stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with generally accepted accounting principles.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements at March 31, 1999, and for the three-month period then ended for them to be in conformity with generally accepted accounting principles.


                                                /s/ Ernst & Young LLP
                                                Ernst & Young LLP
Tampa, Florida
April 16, 1999

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1 Loan Agreement and related promissory note, dated March 29, 1999, among NationsBank, N.A. and the Company, related to the Company's $10,000,000 credit facility (incorporated herein by reference from Exhibit Number 10.4 to the Company's 1998 Annual Report).

         10.2 Asset Purchase Agreement, dated March 30, 1999, by and between the Company and R.O.I Consulting, Inc. (incorporated herein by reference from Exhibit Number 2 to the Company's Current Report on Form 8-K filed with the SEC on April 13, 1999).

         15.1 Accountants' Letter regarding Unaudited Interim Financial Information.

         27.1     Financial Data Schedule.

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

                              POWERCERV CORPORATION

                                    FORM 10-Q

                 (for the quarterly period ended March 31, 1999)


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PowerCerv Corporation



Date:  May 17, 1999                     /s/  Marc J. Fratello
                                        ----------------------------------------
                                        Marc J. Fratello
                                        Chairman and Chief Executive Officer
                                        (Duly Authorized Officer)



Date:  May 17, 1999                     /s/  Stephen M. Wagman
                                        ----------------------------------------
                                        Stephen M. Wagman,
                                        Chief Financial Officer
                                        (Principal Financial Officer)



Date:  May 17, 1999                     /s/  Spencer D. Lloyd
                                        ----------------------------------------
                                        Spencer D. Lloyd,
                                        Vice President, Accounting and Treasurer