Form 10-Q
period 1999-06-30
POWERCERV CORP
filed 1999-08-16
CIK 1005758

===============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES [X]    NO [ ]

As of August 12, 1999, there were 13,147,108 shares of the registrant's common stock, $.001 par value, outstanding.


===============================================================================

                             POWERCERV CORPORATION
                                   FORM 10-Q


                                     INDEX


                                                                                                                  PAGE
                                                                                                                  ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets as of June 30, 1999 (unaudited)
         and December 31, 1998................................................................................      2

      Condensed Consolidated Statements of Operations for the Three and Six Months Ended
         June 30, 1999 and 1998 (unaudited)...................................................................      3

      Condensed Consolidated Statements of Cash Flows for the Six Months Ended
         June 30, 1999 and 1998 (unaudited)...................................................................      4

      Notes to Condensed Consolidated Financial Statements (unaudited)........................................      5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................................................     10

Item 3. Quantitative and Qualitative Disclosure of Market Risks...............................................     17

Independent Accountants' Review Report........................................................................     18


PART II. OTHER INFORMATION

Item 1. Legal Proceedings.....................................................................................     19

Item 4. Submission of Matters to a Vote of Security Holders...................................................     19

Item 6. Exhibits and Reports on Form 8-K......................................................................     20


Signatures....................................................................................................     21

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             POWERCERV CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                   JUNE 30, 1999  DECEMBER 31, 1998
                                                                                   -------------  -----------------
                                                                                            (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                                          $ 7,742          $ 6,594
   Accounts receivable, net of allowance of $1,318 and
       $1,480, respectively                                                             4,294            5,007
   Other current assets                                                                   265              240
                                                                                      -------          -------

        Total current assets                                                           12,301           11,841

Property and equipment, net                                                             1,443            2,239
Intangible assets, net                                                                    111              556
Investment in third party                                                                 750            1,000
Note receivable                                                                           827               --
Deposits and other assets                                                                  99               94
                                                                                      -------          -------

        Total assets                                                                  $15,531          $15,730
                                                                                      =======          =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                   $   713          $   637
   Accrued expenses                                                                     1,863            1,954
   Deferred revenue                                                                     1,662            1,864
                                                                                      -------          -------

        Total current liabilities                                                       4,238            4,455

Deferred gain on sale of business                                                         827               --

Shareholders' equity                                                                   10,466           11,275
                                                                                      =======          =======


        Total liabilities and shareholders' equity                                    $15,531          $15,730
                                                                                      =======          =======


See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

                             POWERCERV CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                             THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                1999             1998            1999             1998
                                             =========         =======         ========         ========
Revenues:
   License fees                                $ 1,789         $ 1,586         $  3,242         $  2,948
   Service fees                                  2,694           1,915            5,421            4,145
                                               -------         -------         --------         --------

      Total revenues                             4,483           3,501            8,663            7,093
                                               -------         -------         --------         --------

Costs and expenses:
   Cost of licenses                                235             121              413              299
   Cost of services                              1,934           1,757            3,960            3,643
   General and administrative                    1,311           1,121            2,526            2,249
   Sales and marketing                           2,053           1,340            4,183            2,592
   Research and development                      1,071             903            2,229            1,857
   Work force reduction and other                   --              --              485               --
                                               -------         -------         --------         --------
      Total costs and expenses                   6,604           5,242           13,796           10,640
                                               -------         -------         --------         --------

      Operating loss                            (2,121)         (1,741)          (5,133)          (3,547)

Interest and other income (net)                     94              69              144              150
                                               -------         -------         --------         --------

Operations disposed of during 1999
   Revenues                                         --           3,809            2,464            7,504
   Cost and expenses                                --           2,874            2,240            5,952
                                               -------         -------         --------         --------
                                                    --             935              224            1,552

   Gain on sale of business                      2,651              --            5,647               --
                                               -------         -------         --------         --------
                                                 2,651             935            5,871            1,552

   Income (loss) before income taxes               624            (737)             882           (1,845)

Provision for Income Taxes                          --              --               --               --
                                               -------         -------         --------         --------

      Net income (loss) and
        comprehensive income (loss)            $   624         $  (737)        $    882         $ (1,845)
                                               =======         =======         ========         ========

Net loss per share:
     Basic                                     $   .05         $  (.05)        $    .07         $   (.13)
                                               =======         =======         ========         ========
     Diluted                                   $   .05         $  (.05)        $    .06         $   (.13)
                                               ========        =======         ========         ========

Shares used in computing net income
(loss) per share:
     Basic                                      13,147          13,806           13,315           13,799
                                               =======         =======          =======         ========
     Diluted                                    13,434          13,806           13,665           13,799
                                               =======         =======          =======         ========

See accompanying notes to condensed consolidated financial statements.

                             POWERCERV CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)



                                                                         SIX MONTHS ENDED JUNE 30,
                                                                        ---------------------------
                                                                          1999               1998
                                                                        -------             -------
Cash flows from operating activities:
   Net income (loss)                                                    $   882             $(1,845)
   Adjustments to reconcile net loss to net cash provided by
          (used in) operating activities:
      Depreciation and amortization                                         685                 709
      Gain on sale of business                                           (5,647)                 --
      Deferred revenue                                                      (66)                222
      Changes in assets and liabilities                                  (1,451)              1,909
                                                                        -------             -------

             Net cash flows (used in) provided by
                operating activities                                     (5,597)                995
                                                                        -------             -------

Cash flows from investing activities:
   Sale of business                                                       6,680                  --
   Return of investment in third party                                      250                  --
   Purchases of property and equipment, net                                (205)               (442)
                                                                        -------             -------

             Net cash flows provided by (used in)
                investing activities                                      6,725                (442)
                                                                        -------             -------

Cash flows from financing activities:
   Net proceeds from issuance of common stock                                20                 115
                                                                        -------             -------

             Net cash flows provided by
                financing activities                                         20                 115
                                                                        -------             -------

Net increase in cash and cash equivalents                                 1,148                 668
Cash and cash equivalents, beginning of period                            6,594               6,360
                                                                        -------             -------

Cash and cash equivalents, end of period                                $ 7,742             $ 7,028
                                                                        =======             =======


See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

                             POWERCERV CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


A.       BASIS OF PRESENTATION

         The condensed consolidated balance sheet of PowerCerv Corporation and its subsidiary (collectively, the "Company") as of June 30, 1999, and the condensed consolidated statements of operations for the three and six months ended June 30, 1999 and 1998 and the condensed consolidated statements of cash flows for the six months ended June 30, 1999 and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999, and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1998, has been derived from the Company's audited consolidated financial statements at that date.

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

         The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

                             POWERCERV CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

C.       EARNINGS PER SHARE DATA

         The following table sets forth the computation of basic and diluted earnings (loss) per share ("EPS") for the periods indicated:

                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                     JUNE 30,                  JUNE 30,
                                                            ---------------------------------------------------
                                                              1999          1998           1999          1998
                                                            --------      --------       --------      --------

         Basic:
                Net income (loss)                           $    624      $   (737)      $    882      $ (1,845)
                                                            ========      ========       ========      ========
                Average shares outstanding                    13,147        13,806         13,315        13,799
                                                            ========      ========       ========      ========
         Basic EPS                                          $    .05      $   (.05)      $    .07      $   (.13)
                                                            ========      ========       ========      ========


         Diluted:
                Net income (loss)                           $    624      $   (737)      $    882      $ (1,845)
                                                            ========      ========       ========      ========
                Average shares outstanding                    13,147        13,806         13,315        13,799
                Net effect of dilutive stock options--
                   based on the treasury stock method            287            --            350            --
                                                            ========      ========       ========      ========
                Totals                                        13,434        13,806         13,665        13,799
                                                            ========      ========       ========      ========
         Diluted EPS                                        $    .05      $   (.05)      $    .06      $   (.13)
                                                            ========      ========       ========      ========

         Common stock equivalents in the three and six month periods ended June 30, 1998 were anti-dilutive due to the net loss sustained by the Company during this period, thus the diluted net loss per share in this period is the same as the basic net loss per share. During the quarter ended June 30, 1999, employees exercised no stock options.

                             POWERCERV CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


D.       ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                 (DOLLARS IN THOUSANDS)

                                               JUNE 30,        DECEMBER 31,
                                                 1999              1998
                                               --------        ------------
         Compensation                           $1,126            $1,055
         Severance and related costs               117                57
         Other                                     620               842
                                                ------            ------
                                                $1,863            $1,954
                                                ======            ======

E.       COMMITMENTS

         The Company has entered into employment agreements with certain of its executive officers. Information regarding these agreements is available in the Company's 1998 Annual Report.

F.       CONTINGENCIES

         A complaint was filed on July 24, 1997 in the United States District Court for the Middle District of Florida, captioned J. Conrad Lifsey vs. Harold
R. Ross, Gerald R. Wicker, Marc J. Fratello, Roy E. Crippen, III, Donald B. Hebb, Jr., Thomas S. Roberts, PowerCerv Corporation, Alex Brown & Sons, Inc., Robertson, Stephens & Company, ABS Capital Partners, L.P., Summit Investors II, L.P., and Summit Ventures III, L.P. The complaint purports to be a class action on behalf of those persons who purchased shares of the Company's common stock from March 1, 1996 (the date of the Company's initial public offering of its common stock ("IPO")) through July 24, 1996. The complaint alleges, among other things, that the defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Company's IPO and in its subsequent securities filings, press releases and other public statements. The plaintiff seeks damages of an unspecified amount, rescission of certain securities sales and certain other remedies. On March 19, 1998, the defendants filed their motions to dismiss this complaint. An effect of this motion filing is to postpone any discovery on this case until after the motions are ruled on by the Court. No ruling has yet been handed down. On April 5, 1998, the Court ordered the parties to attend a mediation conference by July 30, 1998. The parties did not resolve this lawsuit in the mediation conference. In June of 1999 the Court once again recommended to the parties that they attend a mediation conference to resolve the matter. The parties agreed to forego a second mediation conference until the Court's ruling on the motion to dismiss the claim. The defendants continue to deny any wrongdoing and intend to contest the suit vigorously.

         The Company is also subject to miscellaneous legal proceedings in the normal course of business. The Company is currently defending these proceedings and claims and anticipates that it will be able to resolve these matters in a manner that will not have a material adverse effect on the Company's consolidated financial position.

                             POWERCERV CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


G.       INCOME TAXES

         For the three and six month period ended June 30, 1999, the Company recorded no income tax expense since its net operating loss carryforwards should substantially offset any tax expense applicable to the net income for the period.

H.       SEGMENT REPORTING

         The Company has identified its operating segments as its services and license product segments. In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. The services segment provides consulting, education, support and maintenance services and the license product segment provides ERP application products.

         The following tables provide the various segment data (dollars in thousands):


                                           THREE MONTHS ENDED JUNE 30, 1999               SIX MONTHS ENDED JUNE 30, 1999

                                    License      Services   Unallocated    Total      License      Services   Unallocated    Total
                                    -------      --------   -----------   ------      -------      --------   -----------   ------
Revenues from external
  customers                         $ 1,789       $2,694          --      $4,483      $ 3,242       $5,421          --      $8,663
Segment profit (loss)               $(1,570)         760      $1,434      $  624      $(3,583)      $1,461      $3,004      $  882



                                           THREE MONTHS ENDED JUNE 30, 1998               SIX MONTHS ENDED JUNE 30, 1998

                                    License      Services   Unallocated   Total       License      Services   Unallocated    Total
                                    -------      --------   -----------   ------      -------      --------   -----------   -------

Revenues from external
  customers                         $ 1,586       $1,915          --      $3,501      $ 2,948       $4,145          --      $ 7,093
Segment profit (loss)               $  (778)      $  158      $ (117)     $ (737)     $(1,800)      $  502      $ (547)     $(1,845)



         There were no transactions between segments. The unallocated amounts are made up of the following items:



                                                             THREE                SIX                THREE                SIX
                                                          MONTHS ENDED        MONTHS ENDED        MONTHS ENDED        MONTHS ENDED
                                                         JUNE 30, 1999       JUNE 30, 1999        JUNE 30, 1998       JUNE 30, 1998
                                                         -------------       -------------        -------------       -------------
General and administrative costs                            $(1,311)            $(2,526)            $(1,121)            $(2,249)
Work force reduction                                             --                (485)                 --                  --
Interest and other income                                        94                 144                  69                 150
Operations disposed of in 1999                                   --                 224                 935               1,552
Gain on sale of business                                      2,651               5,647                  --                  --
                                                            -------             -------             -------             -------
                                                            $ 1,434             $ 3,004             $  (117)            $  (547)


         The Company does not use assets as a measure of the segment's performance, thus no assets are disclosed by segment in the tables above.

                             POWERCERV CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


I.       WORK FORCE REDUCTION AND OTHER

         During the first quarter of 1999, the Company recorded a charge related to a work force reduction and other related expenses totaling $485. This amount included severance and related costs of $391 (11 employees, primarily management level) and costs of $94 related to office downsizings or closings. The Company expects to realize gross annual savings of approximately $1,200 as a result of these actions. As of June 30, 1999, the Company had paid approximately $355 of the total $485 charged to expense and expects to pay the remaining amounts within the next six months.

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

                             POWERCERV CORPORATION

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (DOLLARS IN THOUSANDS)


OVERVIEW

         The Company is focused on delivering open, modifiable ERP and front-office enterprise application software solutions to mid-size U.S. discrete manufacturing companies with annual revenues between $25 million and $750 million. The Company has focused its resources, including product development, marketing and sales efforts, on the needs and requirements of companies in this market. The Company's revenues consist primarily of software license fees and fees for services, including consulting, education and maintenance.

         License fees represent revenue from the licensing of the Company's ERP application products and, to a lesser extent, its development tools. License fees also include royalties earned on the Company's ERP application products and related intellectual properties. Service fees represent revenue from consulting services, education services and support and maintenance services.

         The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants' SOP 97-2, as amended by SOP
98-4 and SOP 98-9. Revenue is recognized from licenses of the Company's software products when the contract has been executed, the product(s) has been shipped, collectibility is probable and the software license fees are fixed or determinable. In the event that the contract provides for multiple elements (e.g., software products, post-contract customer support, consulting services), the total fee is allocated to these elements based on "vendor-specific objective evidence" of fair value. If any portion of the license fees is subject to forfeiture, refund or other contractual contingencies, the Company will postpone revenue recognition until these contingencies have been removed. Historically, product returns and allowances have been immaterial. The Company generally accounts for consulting and education services separate from software license fees for those multi-element arrangements where services are a separate element and are not essential to the customer's functionality requirements and there is "vendor-specific objective evidence" of fair value for these services. Consulting and education revenue is recognized as the services are performed. Revenue from support and maintenance activities is recognized ratably over the term of the maintenance period, and the unrecognized portion is recorded as deferred revenue.

         This Quarterly Report on Form 10-Q and any documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by the Company's management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand for the Company's products and services as described in the Company's 1998 Annual Report on Form 10-K filed with the SEC on April 14, 1999, under

                             POWERCERV CORPORATION

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (DOLLARS IN THOUSANDS)


"Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements and Associated Considerations;" "--Fluctuations in Quarterly Activity and Results of Operations;" "--Competition;" "--Economic and Market Condition Risks;" "Year 2000 Readiness;" "--Lengthy Sales Cycle;" "Ability to Manage Change;" "--Liquidity;" "--Availability of Consulting Personnel;" "--Dependence on Product Development; and Associated Risks;" "--Dependence on New Products;" "--Dependence on PowerBuilder(R) and Other Third Party Products;" "--Dependence on Proprietary Technology; Risks of Third-Party Claims for Infringement;" "--Expansion of Indirect Channels; and Potential for Channel Conflict;" "--Voting Control by Management;" "--Dependence on Key Personnel;" and "--Possible Volatility of Stock Price." The Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain financial data regarding the Company's revenues derived from license fees and service fees from continuing operations:

REVENUES                                            THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                                ----------------------------------          ----------------------------------
                                                 1999         CHANGE         1998            1999         CHANGE         1998
                                                ------        ------        ------          ------        ------        ------
License fees                                    $1,789          13%         $1,586          $3,242          10%         $2,948
Percentage of total revenues                        40%                         45%             37%                         42%
                                                ------          --          ------          ------          --          ------

Service fees                                     2,694          41%          1,915           5,421          31%          4,145
Percentage of total revenues                        60%                         55%             63%                         58%
                                                ------          --          ------          ------          --          ------

         License fees. The Company's license fees are derived from licensing the Company's application products. In addition, any royalty fees earned are included in license fees. The Company establishes its licensing fees using a tiered pricing approach based on the number of concurrent servers and users. Source code licenses are available at an additional cost.

License fees revenue increased for the three month period ended June 30, 1999 and for the six month period ended June 30, 1999. The increase in the three month period is primarily a result of the investment the Company made to strengthen its marketing and sales organizations in the prior quarter; the six month increase was also impacted by the purchase of an internal use license and OEM agreement by the purchaser of the Company's former general consulting and education business. The Company has become aware, however, that there is significant uncertainty in the ERP software industry concerning the potential effects associated with Year 2000 readiness. Management believes that customers and potential customers purchasing patterns may be affected in a number of ways. Many companies are expending significant resources to upgrade their systems. These expenditures may result in reduced funds available to purchase software products such those as the Company offers.

         Services fees. The Company's service fees consist of revenue from consulting, education, and support and maintenance services on its ERP applications products. Consulting services are primarily provided on a time and materials basis, education services are generally priced on a per-student basis and annual support and maintenance service fees are based on a percentage of the related license fees. The increase in service fees for both the three month and six month periods ending June 30, 1999 is

                             POWERCERV CORPORATION

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (DOLLARS IN THOUSANDS)


attributable to productivity improvements, broader applications base and a higher level of customizations and multi-plant implementations.

On March 31, 1999, the Company sold its general consulting and general education business to a third party. During 1998, it also discontinued its technology resales business. These discontinued businesses contributed revenue of $3,809 and margins of $935 for the three months ended June 30, 1998. They contributed revenues of $2,464 and margins of $224 for the six months ended June 30, 1999 and revenues of $7,504 and margins of $1,552 for the six months ended June 30, 1998.

COSTS AND EXPENSES

         The following table sets forth, for the periods indicated, certain financial data regarding the Company's costs associated with its license fees and services:

COST OF REVENUES                                    THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                                ----------------------------------          ----------------------------------
                                                 1999         CHANGE         1998            1999         CHANGE         1998
                                                ------        ------        ------          ------        ------        ------

Cost of licenses                               $  235           94%         $  121          $  413          38%          $  299
Gross profit percentage                            87%                          92%             87%                          90%
                                                -----           --           -----           -----          --            -----

Cost of services                                1,934           10%          1,757           3,960           9%           3,643
Gross profit percentage                            28%                           8%             27%                          12%
                                                -----           --           -----           -----          --            -----

         Cost of licenses. The cost of licenses consists primarily of production costs, royalties associated with third-party products sold with the Company's products, the cost associated with resales made by VAR's, and the amortization of intangible assets. The higher cost incurred in 1999 is a result of higher expenses associated with VAR sales in 1999.

         Cost of services. The cost of services consists primarily of compensation and travel costs associated with providing consulting, product support and maintenance, technical services and education. The increase in dollar costs is associated with the increase in volume of revenue for services both in the three and six month periods ending June 30, 1999. The increase in gross margin for both periods is primarily a result of improved productivity and efficiencies in part derived from the Company's work force reduction and reorganization.

The following table sets forth, for the periods indicated, certain financial data regarding the Company's operating expenses:

OPERATING EXPENSES:                             THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                              ----------------------------------          ----------------------------------
                                               1999         CHANGE         1998            1999         CHANGE         1998
                                              ------        ------        ------          ------        ------        ------
General and administrative                    $1,311           17%        $1,121          $2,526           12%        $2,249
Percentage of total revenues                      29%                         32%             29%                         32%
                                              ------           --         ------          ------           --         ------

Sales and marketing                            2,053           53%         1,340           4,183           61%         2,592
Percentage of total revenues                      46%                         38%             48%                         37%
                                              ------           --         ------          ------           --         ------

Research and development                       1,071           19%           903           2,229           20%         1,857
Percentage of total revenues                      24%                         26%             26%                         26%
                                              ------           --         ------          ------           --         ------

                             POWERCERV CORPORATION

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (DOLLARS IN THOUSANDS)


         General and administrative (G&A). G&A expenses include compensation paid to accounting, human resources, legal and corporate staff and related communications and facilities expenses. The increase in G&A expenses for both the three month and six month periods is related to unusually high outside legal expenses primarily associated with the class action litigation referenced in Section F, Contingencies, and settlement of certain outstanding litigation matters.

         Sales and marketing. Sales and marketing expenses primarily consist of compensation paid to sales and marketing personnel, cost of marketing, direct mail and telemarketing activities, advertising, cost of public relations, trade shows and conferences, and related communications costs. Sales and marketing costs increased 53% and 61%, respectively, for the three and six month periods ended June 30, 1999 over the same periods in 1998. This was primarily a result of the Company's accelerated investments in its marketing and sales organizations. These investments included hiring additional personnel in the direct sales organization, including regional vice presidents, field sales representatives and pre-sales specialists; a change in the Company's commission structure designed to drive growth in ERP Plus application product sales; broad investments in marketing programs focused on increasing awareness of the Company and its products; and expansion of the Company's marketing and telemarketing organizations.

         Research and development (R&D). R&D costs consist primarily of compensation and related facilities and equipment costs associated with developing, maintaining and enhancing the Company's products. Since inception, the Company has not capitalized any internal R&D costs, as the costs incurred during the period between the point in time that technological feasibility is established and that a product is released to the market have been insignificant. R & D costs increased 19% and 20%, respectively, for the three and six month periods ended June 30, 1999 over the corresponding periods in 1998, primarily due to increased personnel costs.

         Work force reduction and other. During the first quarter of 1999, the Company recorded a charge related to a work force reduction and other related expenses totaling $485. This amount included severance and related costs of $391 (11 employees, primarily management level) and costs of $94 related to office downsizing or closings. The Company expects to realize gross annual savings of approximately $1,200 as a result of these actions. As of June 30, 1999, the company has paid approximately $355 of the total $485 charged to expense and expects to pay the remaining amounts within the next six months.

         Income taxes. For the three month and six month periods ended June 30, 1999, the Company recorded no income tax expense, since its net operating loss carryforwards substantially offset any taxable income realized during the periods.

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

         The Company's efforts to resolve the Year 2000 issue with respect to its internal information systems involve the following four phases: assessment, remediation or replacement, testing and contingency planning. The Company has completed the assessment process for its information technology and non-information technology exposures. The Company presently believes that its internal software systems, which include its application products and other internally developed software and its relational database management system, are Year 2000 ready.

         The Company has determined that it will be required to modify or replace certain hardware and upgrade certain operating system software so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of certain hardware and upgrades to operating system software, the Year 2000 issue can be mitigated. However, if such modifications, replacements, and upgrades are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company. The Company expects to have completed substantially all the phases of its efforts by September 30, 1999.

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

         The Company is utilizing internal resources to address Year 2000 issues. The total cost of its Year 2000 effort is estimated to be approximately $0.4 million and is being funded through operating cash flows. To date, the Company has incurred approximately $0.3 million related to all phases of its Year 2000 efforts. The remaining project costs primarily relate to modifications to hardware and operating system software and will be expensed as incurred.

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

         The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 efforts but will continue to evaluate the need for such plans on an ongoing basis.

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

LIQUIDITY AND CAPITAL RESOURCES

         The following tables set forth, for the periods indicated, certain financial data regarding the Company's working capital balances, cash and cash equivalents, cash provided by (used in) operating activities, cash provided by (used in) investing activities and cash provided by financing activities:

                                                                              AS OF
                                                           -----------------------------------------------
                                                           June 30,                           December 31,
                                                             1999             CHANGE              1998
                                                           --------           ------          ------------
Working capital                                             $8,063                9%             $7,386
Cash and cash equivalents                                    7,742               17%              6,594

                                                                            FOR THE
                                                                    SIX MONTHS ENDED JUNE 30,
                                                           --------------------------------------------
                                                            1999              CHANGE              1998
                                                           -------            ------              -----
Cash provided (used in) by operating activities            ($5,597)            >100%              $ 995
Cash provided (used in) by investing activities              6,725             >100%               (442)
Cash provided by financing activities                           20              (83%)               115

         Working capital and cash and cash equivalents increased as of June 30, 1999, compared to December 31, 1998, principally due to proceeds from the sale of the Company's general consulting and general education business to a third party, partially offset by negative cash flow from operations.

                             POWERCERV CORPORATION

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (DOLLARS IN THOUSANDS)


         For the six month period ended June 30, 1999, cash used by operating activities totaled $5,597, due principally to lower than anticipated license revenue in the first quarter and increased operating expenses for the six month period as a result of the Company's investment in its sales and marketing organizations.

         The Company's cash provided by investing activities totaled $6,725 for the six month period ended June 30, 1999, principally due to the proceeds from the sale of the Company's general consulting and general education business ($6,680 in the six months ended June 30, 1999) and proceeds from a return of the Company's investment in a third party ($250), offset by purchases of property and equipment ($205).

         At June 30, 1999, the Company's primary source of liquidity consisted of its cash and cash equivalents balance of $7,742 and its short term receivables of $4,294. The Company has an agreement with its bank for a credit facility of $10 million ("1999 Line of Credit"). As of June 30, 1999 there was no outstanding balance against this facility. The 1999 Line of Credit consists of a commitment for a revolving line of credit totaling $5 million, with an additional $5 million of uncommitted funding. The agreement requires the Company to maintain certain financial ratios. The first $2 million of the 1999 Line of Credit is unsecured, with an interest rate equal to the 90-day floating LIBOR rate plus 150 or 200 basis points, based on the Company's tangible net worth. Draws from $2 million to $5 million will be conditioned upon the Company's compliance with an additional financial ratio, or alternatively, may be secured by the Company's accounts receivable and inventory. Draws in excess of $5 million will be subject to terms agreed to at the time of the draw.

         The Company believes that, based upon its projected revenues and operating expense levels, that funds generated from operations, existing cash and cash equivalents and its short-term accounts receivable, together with the availability of the 1999 Line of Credit, will be sufficient to finance the Company's operations at least for a reasonable period of time. See "Forward Looking Statements and Associated Considerations--Liquidity" as set forth in the Company's 1998 Annual Report.

                             POWERCERV CORPORATION

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK


         The Company had no holdings of derivative financial or commodity instruments at June 30, 1999. The Company has no significant exposure to interest rate or foreign currency exchange rate risks. An increase in interest rates of 100 basis points would not significantly impact the Company's net income. Generally, all of the Company's business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations should not have a significant impact on the Company.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT




The Board of Directors
PowerCerv Corporation

We have reviewed the accompanying condensed consolidated balance sheet of PowerCerv Corporation and subsidiary as of June 30, 1999, and the related condensed consolidated statements of operations for the three-month and the six-month periods ended June 30, 1999 and 1998 and the condensed statements of cash flows for the six month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. The condensed consolidated statements of operations and cash flows for the three-month period ended March 31, 1998, not separately presented herein, were reviewed by other accountants whose report (dated April 17, 1998) stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with generally accepted accounting principles.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements at June 30, 1999, and for the three-month and six-month periods then ended for them to be in conformity with generally accepted accounting principles.



Tampa, Florida
July 16, 1999

                             POWERCERV CORPORATION

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         A complaint was filed on July 24, 1997 in the United States District Court for the Middle District of Florida, captioned J. Conrad Lifsey vs. Harold
R. Ross, Gerald R. Wicker, Marc J. Fratello, Roy E. Crippen, III, Donald B. Hebb, Jr., Thomas S. Roberts, PowerCerv Corporation, Alex Brown & Sons, Inc., Robertson, Stephens & Company, ABS Capital Partners, L.P., Summit Investors II, L.P., and Summit Ventures III, L.P. The complaint purports to be a class action on behalf of those persons who purchased shares of the Company's common stock from March 1, 1996 (the date of the Company's initial public offering of its common stock ("IPO")) through July 24, 1996. The complaint alleges, among other things, that the defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Company's IPO and in its subsequent securities filings, press releases and other public statements. The plaintiff seeks damages of an unspecified amount, rescission of certain securities sales and certain other remedies. On March 19, 1998, the defendants filed their motions to dismiss this complaint. An effect of this motion filing is to postpone any discovery on this case until after the motions are ruled on by the Court. No ruling has yet been handed down. On April 5, 1998, the Court ordered the parties to attend a mediation conference by July 30, 1998. The parties did not resolve this lawsuit in the mediation conference. In June of 1999 the Court once again recommended to the parties that they attend a mediation conference to resolve the matter. The parties agreed to forego a second mediation conference until the Court's ruling on the motion to dismiss the claim. The defendants continue to deny any wrongdoing and intend to contest the suit vigorously.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on June 2, 1999 ("1999 Annual Meeting"). At the 1999 Annual Meeting, the shareholders voted to elect Marc J. Fratello, Roy E. Crippen, III, Michael J. Simmons, O.G. Greene and Stuart C. Johnson as directors of the Company, to hold office until the Company's 2000 Annual Meeting and until their successors are elected and qualified or earlier resignation, removal from office or death. The shareholders also voted to approve a proposal to amend the Company's 1995 Stock Option Plan ("Stock Option Plan") to increase the number of shares available for issuance under the Stock Option Plan from 3,675,000 shares to 4,675,000 shares.

         The total number of shares of the Company's common stock, $.001 par value ("Common Stock"), issued, outstanding and entitled to vote at the 1999 Annual Meeting was 13,147,408 shares, of which 12,051,417 shares of Common Stock were present in person or by proxy. The following list indicates the number of votes received by each of the nominees for the Company's Board of
Directors:

                NAME                       VOTES FOR               ABSTENTIONS
                ----                       ---------               -----------
          Marc J. Fratello                 11,169,750                881,667
          Roy E. Crippen, III              11,169,767                881,650
          Michael J. Simmons               11,174,167                876,950
          O.G. Greene                      11,169,767                881,650
          Stuart C. Johnson                11,169,767                881,650

 The Stock Option Plan proposal was approved by a majority of the shareholders present and entitled to vote at the 1999 Annual Shareholders Meeting. Specifically, of the 12,051,417 shares of Common Stock present in person or by proxy, a total of 7,653,459 voted in favor of this proposal, 1,635,040 shares of Common Stock voted against, and 2,762,918 shares of Common Stock abstained from voting.

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

         15.1 Accountants' Letter regarding Unaudited Interim Financial Information.

         27.1  Financial Data Schedule.

(b)      Reports on Form 8-K

         The Company filed a report on Form 8-K on April 13, 1999.

                             POWERCERV CORPORATION

                                   FORM 10-Q

                 (for the quarterly period ended June 30, 1999)


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PowerCerv Corporation



Date:  August 16, 1999                 /s/ Marc J. Fratello
                                       ---------------------------------------
                                       Marc J. Fratello,
                                       Chairman and Chief Executive Officer
                                       (Duly Authorized Officer)



Date:  August 16, 1999                 /s/ Michael J. Simmons
                                       ---------------------------------------
                                       Michael J. Simmons,
                                       President and Chief Operating Officer
                                       (Duly Authorized Officer)



Date:  August 16, 1999                 /s/ Lawrence J. Alves
                                       ---------------------------------------
                                       Lawrence J. Alves,
                                       Chief Financial Officer, Treasurer
                                       (Principal Financial Officer)