Form 10-Q
period 1999-09-30
POWERCERV CORP
filed 1999-11-15
CIK 1005758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-27574

PowerCerv Corporation

(Exact name of registrant as specified in its charter)

Florida	59-3350778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

400 North Ashley Drive, Suite 2700, Tampa, Florida 33602

(Address of principal executive offices, including zip code)

(813) 226-2600

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]     No  [   ]

      As of November 10, 1999, there were 13,165,883 shares of the registrant’s common stock, $.001 par value, outstanding.

PowerCerv Corporation

Form 10-Q

Part I. Financial Information

Item  1.  Financial Statements

PowerCerv Corporation

Condensed Consolidated Balance Sheets
(In thousands)

	September 30,	December 31,
	1999	1998

	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$6,002	$6,594

Accounts receivable, net of allowance of $1,415 and $1,480, respectively	6,274	5,007

Other current assets	221	240

Total current assets	12,497	11,841

Property and equipment, net	1,348	2,239

Intangible assets, net	64	556

Investment in third party	750	1,000

Note receivable	827	—

Deposits and other assets	99	94

Total assets	$15,585	$15,730

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$563	$637

Accrued expenses	2,210	1,954

Deferred revenue	1,799	1,864

Total current liabilities	4,572	4,455

Deferred gain on sale of business	827	—

Shareholders’ equity	10,186	11,275

Total liabilities and shareholders’ equity	$15,585	$15,730

See accompanying independent accountants’ review report and notes to condensed consolidated financial statements.

PowerCerv Corporation

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,

	1999	1998	1999	1998

Revenues:

License fees	$2,854	$2,790	$6,096	$5,738

Service fees	3,041	2,055	8,462	6,200

Total revenues	5,895	4,845	14,558	11,938

Costs and expenses:

Cost of licenses	413	142	826	441

Cost of services	1,835	1,623	5,795	5,266

General and administrative	1,005	1,001	3,531	3,250

Sales and marketing	1,902	1,696	6,085	4,288

Research and development	1,123	989	3,352	2,846

Work force reduction and other	—	—	485	—

Total costs and expenses	6,278	5,451	20,074	16,091

Operating loss	(383)	(606)	(5,516)	(4,153)

Interest and other income (net)	62	82	206	232

Operations disposed of during 1999

Revenues	—	2,977	2,464	10,481

Cost and expenses	—	2,441	2,240	8,393

		536	224	2,088

Gain on sale of business	—	—	5,647	—

	—	536	5,871	2,088

Income (loss) before income taxes	(321)	12	561	(1,833)

Provision for income taxes	—	—	—	—

Net income (loss) and Comprehensive income (loss)	$(321)	$12	$561	$(1,833)

Net income (loss) per share:

Basic	$(0.02)	$0.00	$0.04	$(0.13)

Diluted	$(0.02)	$0.00	$0.04	$(0.13)

Shares used in computing net income (loss) per share:

Basic	13,153	13,831	13,372	13,811

Diluted	13,153	14,680	14,284	13,811

See accompanying independent accountants’ review report and notes to condensed consolidated financial statements.

PowerCerv Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine months ended
	September 30,

	1999	1998

Cash flows from operating activities:

Net income (loss)	$561	$(1,833)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:

Depreciation and amortization	929	1,076

Gain on sale of business	(5,647)	—

Deferred revenue	71	943

Changes in assets and liabilities	(3,189)	970

Net cash flows (used in) provided by operating activities	(7,275)	1,156

Cash flows from investing activities:

Sale of business	6,680	—

Return of investment in third party	250	—

Purchases of property and equipment, net	(307)	(614)

Net cash flows provided by (used in) investing activities	6,623	(614)

Cash flows from financing activities:

Net proceeds from issuance of common stock	60	115

Net cash flows provided by financing activities	60	115

Net (decrease) increase in cash and cash equivalents	(592)	657

Cash and cash equivalents, beginning of period	6,594	6,360

Cash and cash equivalents, end of period	$6,002	$7,017

See accompanying independent accountants’ review report and notes to condensed consolidated financial statements.

PowerCerv Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.  Basis of Presentation

      The condensed consolidated balance sheet of PowerCerv Corporation and its subsidiary (collectively, the “Company”) as of September 30, 1999, and the condensed consolidated statements of operations for the three and nine months ended September 30, 1999 and 1998 and the condensed consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999, and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1998, has been derived from the Company’s audited consolidated financial statements at that date.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the Company’s 1998 Annual Report on Form 10-K filed with the SEC on April 14, 1999 (“1998 Annual Report”).

      The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

B.  Revenue Recognition

      License fees represent revenue from the licensing of the Company’s Enterprise Resource Planning (“ERP”) application products and, to a lesser extent, its development tools. License fees also include royalties earned on the Company’s ERP application products and related intellectual properties. Service fees represent revenue from consulting services, education services and support and maintenance services.

      The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants’ Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by Statement of Position 98-4, Deferral of the Effective Date of a Provision of SOP 97-2 (“SOP 98-4”) and Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions (“SOP 98-9”). Revenue is recognized from licenses of the Company’s software products when the contract has been executed, the product(s) has been shipped, collectibility is probable and the software license fees are fixed or determinable. In the event that the contract provides for multiple elements (e.g., software products, post-contract customer support, consulting services), the total fee is allocated to these elements based on “vendor-specific objective evidence” of fair value. If any portion of the license fees is subject to forfeiture, refund or other contractual contingencies, the Company will postpone revenue recognition until these contingencies have been removed. Historically, product returns and allowances have been immaterial. The Company generally accounts for consulting and education services separate from software license fees for those multi-element arrangements where services are a separate element and are not essential to the customer’s functionality requirements and there is “vendor-specific objective evidence” of fair value for these services. Consulting and education revenue is recognized as the services are performed. Revenue from support and maintenance activities is recognized ratably over the term of the maintenance period and the unrecognized portion is recorded as deferred revenue.

PowerCerv Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

C.  Earnings Per Share Data

      The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	1999	1998	1999	1998

	(Dollars in thousands, except
	per share amounts)

Basic:

Net income (loss)	$(321)	$12	$561	$(1,833)

Average shares outstanding	13,153	13,831	13,372	13,811

Basic EPS	$(0.02)	$0.00	$0.04	$(0.13)

Diluted:

Net income (loss)	$(321)	$12	$561	$(1,833)

Average shares outstanding	13,153	13,831	13,372	13,811

Net effect of dilutive stock options — based on the treasury stock method	—	849	912	—

Totals	13,153	14,680	14,284	13,811

Diluted EPS	$(0.02)	$0.00	$0.04	$(0.13)

      Potential common shares in the three month period ended September 30, 1999 and nine month period ended September 30, 1998 were anti-dilutive due to the net loss sustained by the Company during these periods, thus the diluted net loss per share in these periods is the same as the basic net loss per share. During the quarter ended September 30, 1999, employees exercised 18,475 stock options at an average exercise price of $2.17 per share.

D.  Accrued Expenses

      Accrued expenses consist of the following:

	September 30,	December 31,
	1999	1998

	(Dollars in thousands)

Compensation	$1,306	$1,055

Severance and related costs	89	57

Other	815	842

	$2,210	$1,954

E.  Commitments

      The Company has entered into employment agreements with certain of its executive officers. Information regarding these agreements is available in the Company’s 1998 Annual Report.

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

PowerCerv Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The complaint purports to be a class action on behalf of those persons who purchased shares of the Company’s common stock from March 1, 1996 (the date of the Company’s initial public offering of its common stock (“IPO”)) through July 24, 1996. The complaint alleges, among other things, that the defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Company’s IPO and in its subsequent securities filings, press releases and other public statements. The plaintiff seeks damages of an unspecified amount, rescission of certain securities sales and certain other remedies. On March 19, 1998, the defendants filed their motions to dismiss this complaint. An effect of this motion filing is to postpone any discovery on this case until after the motions are ruled on by the Court. No ruling has yet been handed down. On April 5, 1998, the Court ordered the parties to attend a mediation conference by July 30, 1998. The parties did not resolve this lawsuit in the mediation conference. In June of 1999 the Court once again recommended to the parties that they attend a mediation conference to resolve the matter. The parties declined. The parties have been advised by the Court that it intends to order a second mediation early next year. The defendants continue to deny any wrongdoing and intend to contest the suit vigorously.

      The Company is also subject to miscellaneous legal proceedings in the normal course of business. The Company is currently defending these proceedings and claims and anticipates that it will be able to resolve these matters in a manner that will not have a material adverse effect on the Company’s consolidated financial position.

G.  Income Taxes

      For the three and nine month periods ended September 30, 1999, the Company recorded no income tax expense since its net operating loss carryforwards should substantially offset any tax expense applicable to the net income for the period.

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

      The following tables provide the various segment data (dollars in thousands):

	Three Months Ended September 30, 1999				Nine Months Ended September 30, 1999

	License	Services	Unallocated	Total	License	Services	Unallocated	Total

Revenues from external Customers	$2,854	$3,041	—	$5,895	$6,096	$8,462	—	$14,558

Segment profit (loss)	(584)	1,206	(943)	(321)	(4,167)	2,667	2,061	561

	Three Months Ended September 30, 1998				Nine Months Ended September 30, 1998

	License	Services	Unallocated	Total	License	Services	Unallocated	Total

Revenues from external Customers	$2,790	$2,055	—	$4,845	$5,738	$6,200	—	$11,938

Segment profit (loss)	(37)	432	(383)	12	(1,837)	934	(930)	(1,833)

PowerCerv Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

     There were no transactions between segments. The unallocated amounts are made up of the following items:

	Three	Nine	Three	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	1999	1999	1998	1998

General and administrative costs	$(1,005)	$(3,531)	$(1,001)	$(3,250)

Work force reduction	—	(485)	—	—

Interest and other income	62	206	82	232

Operations disposed of in 1999	—	224	536	2,088

Gain on sale of business	—	5,647	—	—

	$(943)	$2,061	$(383)	$(930)

      The Company does not use assets as a measure of the segment’s performance, thus no assets are disclosed by segment in the tables above.

I.  Work Force Reduction and Other

      During the first quarter of 1999, the Company recorded a charge related to a work force reduction and other related expenses totaling $485. This amount included severance and related costs of $391 (11 employees, primarily management level) and costs of $94 related to office downsizings or closings. As of September 30, 1999, the Company had paid approximately $396 of the total $485 charged to expense and expects to pay the remaining amounts (related to one employee) within the next six months.

J.  Sale of Business

      Effective March 31, 1999, the Company sold its general consulting and general education business (consulting and education services other than its application-related services) to a third party. Consideration totaled approximately $10 million and consisted of a combination of cash, the Company’s common stock, and promissory notes.

PowerCerv Corporation

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands)

Overview

      The Company is focused on delivering open, modifiable ERP and front-office enterprise application software solutions to mid-size U.S. discrete manufacturing companies with annual revenues between $25 million and $750 million. The Company has focused its resources, including product development, marketing and sales efforts, on the needs and requirements of companies in this market. The Company’s revenues consist primarily of software license fees and fees for services, including consulting, education, and maintenance and support.

      License fees represent revenue from the licensing of the Company’s ERP application products and, to a lesser extent, its development tools. License fees also include royalties earned on the Company’s ERP application products and related intellectual properties. Service fees represent revenue from consulting services, education services and support and maintenance services.

      The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants’ SOP 97-2, as amended by SOP 98-4 and SOP 98-9. Revenue is recognized from licenses of the Company’s software products when the contract has been executed, the product(s) has been shipped, collectibility is probable and the software license fees are fixed or determinable. In the event that the contract provides for multiple elements (e.g., software products, post-contract customer support, consulting services), the total fee is allocated to these elements based on “vendor-specific objective evidence” of fair value. If any portion of the license fees is subject to forfeiture, refund or other contractual contingencies, the Company will postpone revenue recognition until these contingencies have been removed. Historically, product returns and allowances have been immaterial. The Company generally accounts for consulting and education services separate from software license fees for those multi-element arrangements where services are a separate element and are not essential to the customer’s functionality requirements and there is “vendor-specific objective evidence” of fair value for these services. Consulting and education revenue is recognized as the services are performed. Revenue from support and maintenance activities is recognized ratably over the term of the maintenance period, and the unrecognized portion is recorded as deferred revenue.

      This Quarterly Report on Form 10-Q and any documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by the Company’s management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand for the Company’s products and services as described in the Company’s 1998 Annual Report on Form 10-K filed with the SEC on April 14, 1999, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements and Associated Considerations;” “— Fluctuations in Quarterly Activity and Results of Operations;” “— Competition;” “— Economic and Market Condition Risks;” “Year 2000 Readiness;” “— Lengthy Sales Cycle;” “Ability to Manage Change;” “— Liquidity;” “— Availability of Consulting Personnel;” “— Dependence on Product Development; and Associated Risks;” “— Dependence on New Products;” “— Dependence on PowerBuilder® and Other Third Party Products;” “— Dependence on Proprietary Technology; Risks of Third-Party Claims for Infringement;” “— Expansion of Indirect Channels; and Potential for Channel Conflict;” “— Voting Control by Management;” “— Dependence on Key Personnel;” and “— Possible Volatility of Stock Price.” The Company

assumes no obligation to update any such forward-looking statement. It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements.

Results of Operations

      The following table sets forth, for the periods indicated, certain financial data regarding the Company’s revenues derived from license fees and service fees from continuing operations:

  Revenues:

	Three months ended			Nine months ended
	September 30,			September 30,

	1999	Change	1998	1999	Change	1998

License fees	$2,854	2%	$2,790	$6,096	6%	$5,738

Percentage of total revenues	48%		58%	42%		48%

Service fees	3,041	48%	2,055	8,462	36%	6,200

Percentage of total revenues	52%		42%	58%		52%

      License fees. The Company’s license fees are derived from licensing the Company’s application products. In addition, any royalty fees earned are included in license fees. The Company establishes its licensing fees using a tiered pricing approach based on the number of concurrent servers and users. Source code licenses are available at an additional cost.

License fees revenue increased for the three month period ended September 30, 1999, and for the nine month period ended September 30, 1999. The increase in the three month period is primarily a result of the investment the Company made to strengthen its marketing and sales organizations in the first quarter. The Company believes this investment was able to offset the decrease in demand for ERP Software. The nine month increase was also impacted by the purchase of an internal use license and OEM agreement by the purchaser of the Company’s former general consulting and education business. There is significant uncertainty in the ERP software industry concerning the potential effects associated with Year 2000 readiness. Management believes that customers and potential customers purchasing patterns may be affected in a number of ways. Many companies are expending significant resources to upgrade their systems. These expenditures may result in reduced funds available to purchase software products such as those the Company offers.

      Services fees. The Company’s service fees consist of revenue from consulting, education, and support and maintenance services on its ERP applications products. Consulting services are primarily provided on a time and materials basis, education services are generally priced on a per-student basis and annual support and maintenance service fees are based on a percentage of the related license fees. The increase in service fees for both the three month and nine month periods ending September 30, 1999 is attributable to productivity improvements, a broader applications base and a higher level of customizations and multi-plant implementations.

On March 31, 1999, the Company sold its general consulting and general education business to a third party. During 1998, it also discontinued its technology resales business. These discontinued businesses contributed revenue of $2,977 and margins of $536 for the three months ended September 30, 1998. They contributed revenues of $2,464 and margins of $224 for the nine months ended September 30, 1999, and revenues of $10,481 and margins of $2,088 for the nine months ended September 30, 1998.

Costs and Expenses

      The following table sets forth, for the periods indicated, certain financial data regarding the Company’s costs associated with its license fees and services:

  Cost of Revenues:

	Three months ended			Nine months ended
	September 30,			September 30,

	1999	Change	1998	1999	Change	1998

Cost of licenses	$413	>100%	$142	$826	87%	$441

Gross profit percentage	86%		95%	86%		92%

Cost of services	1,835	13%	1,623	5,795	10%	5,266

Gross profit percentage	40%		21%	32%		15%

      Cost of licenses. The cost of licenses consists primarily of production costs, royalties associated with third-party products sold with the Company’s products, the cost associated with resales made by VAR’s, and the amortization of intangible assets. The higher cost incurred in 1999 is a result of expenses associated with increased VAR sales in 1999.

      Cost of services. The cost of services consists primarily of compensation and travel costs associated with providing consulting, product support and maintenance, technical services and education. The increase in dollar costs is associated with the increase in volume of revenue for services both in the three and nine month periods ending September 30, 1999. The increase in gross margin for both periods is primarily a result of improved productivity and efficiencies, derived in part from the Company’s work force reduction and reorganization.

      The following table sets forth, for the periods indicated, certain financial data regarding the Company’s operating expenses:

  Operating Expenses:

	Three months ended			Nine months ended
	September 30,			September 30,

	1999	Change	1998	1999	Change	1998

General and administrative	$1,005	—	$1,001	$3,531	9%	$3,250

Percentage of total revenues	17%		21%	24%		27%

Sales and marketing	1,902	12%	1,696	6,085	42%	4,288

Percentage of total revenues	32%		35%	42%		36%

Research and development	1,123	14%	989	3,352	18%	2,846

Percentage of total revenues	19%		20%	23%		24%

      General and administrative (G&A). G&A expenses include compensation paid to accounting, human resources, legal and corporate staff and related communications and facilities expenses. The increase in G&A expenses for the nine month period is primarily related to unusually high outside legal expenses primarily associated with the class action litigation as referenced in footnote F, Contingencies, and settlement of certain outstanding litigation matters.

      Sales and marketing. Sales and marketing expenses primarily consist of compensation paid to sales and marketing personnel, cost of marketing, direct mail and telemarketing activities, advertising, cost of public relations, trade shows and conferences, and related communications costs. Sales and marketing costs increased 12% and 42%, respectively, for the three and nine month periods ended September 30, 1999 over the same periods in 1998. This was primarily a result of the Company’s accelerated investments in its marketing and sales organizations. These investments included hiring additional personnel in the direct sales organization, including regional vice presidents, field sales representatives and pre-sales specialists, a change in the Company’s commission structure designed to drive growth in ERP Plus application product sales, broad investments in marketing programs focused on increasing awareness of the Company and its products and expansion of the Company’s marketing and telemarketing organizations. There can be no assurance that these investments will result in continued higher revenues for the Company.

      Research and development (R&D). R&D costs consist primarily of compensation and related facilities and equipment costs associated with developing, maintaining and enhancing the Company’s products. Since inception, the Company has not capitalized any internal R&D costs, as the costs incurred during the period between the point in time that technological feasibility is established and that a product is released to the market have been insignificant. R&D costs increased 14% and 18%, respectively, for the three and nine month periods ending September 30, 1999 over the corresponding periods in 1998, primarily due to increased personnel costs.

      Work force reduction and other. During the first quarter of 1999, the Company recorded a charge related to a work force reduction and other related expenses totaling $485. This amount included severance and related costs of $391 (11 employees, primarily management level) and costs of $94 related to office downsizing or closings. The Company expects to realize gross annual savings of approximately $1,200 as a result of these actions. As of September 30, 1999, the Company has paid approximately $396 of the total $485 charged to expense and expects to pay the remaining amounts (related to one employee) within the next six months.

      Income taxes. For the three month and nine month periods ended September 30, 1999, the Company recorded no income tax expense, since its net operating loss carryforwards substantially offset any taxable income realized during the periods.

Impact of the Year 2000 Issue

      The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Affected computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using “00” as the year 1900 rather than the year 2000. Potential implications include system failures or miscalculations that could impair a company’s ability to conduct normal business operations and process transactions. This Year 2000 issue affects the Company in two general areas: (i) its software products sold to customers, and (ii) its internal information systems.

      Based on its assessments, management believes that the current versions of the Company’s ERP application products generally are Year 2000 ready. However, these products are developed and produced using third-party development tools that, themselves, may be subject to Year 2000 issues. The Company has tested its products in an attempt to identify any such issues, but there is no assurance that all such issues have been identified and corrected. The Company has a published Year 2000 Readiness Disclosure statement that provides guidance to its customers and prospects on the status of the Year 2000 issue with respect to its products. From time to time, customers require this statement to be included as a warranty in their license agreements, which the Company will do. This could result in additional exposure for the Company to Year 2000-related litigation. Furthermore, it has been widely reported that a significant amount of litigation surrounding business interruptions will arise out of Year 2000 issues. It is uncertain whether, or to what extent, the Company may be affected by such litigation. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statements and Associated Considerations — Year 2000 Readiness” in the Company’s 1998 Annual Report.

      The Company’s efforts to resolve the Year 2000 issue with respect to its internal information systems involve the following four phases: assessment, remediation or replacement, testing and contingency planning. The Company has completed the assessment, remediation, and testing processes for its information technology and non-information technology exposures. The Company presently believes that its internal software systems, which include its application products and other internally developed software and its relational database management system, are Year 2000 ready.

      The Company completed all of the phases of its Year 2000 compliance efforts during the third quarter. The Company modified or replaced certain hardware and upgraded certain operating system software so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with these modifications or replacements of certain hardware and upgrades to operating system software, the Year 2000 issue has been mitigated. However, if such modifications, replacements, and upgrades are not sufficient, the Year 2000 issue could have a material impact on the operations of the Company.

      The Company has queried its significant suppliers and subcontractors that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company’s results of operations, liquidity or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

      The Company is utilizing internal resources to address Year 2000 issues. The total cost of its Year 2000 effort was approximately $0.4 million and was funded through operating cash flows.

      Management believes it has effectively resolved all of its known Year 2000 issues. However, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company also could be subject to Year 2000-related litigation. The amount of potential liability or potential lost revenue cannot be reasonably estimated at this time.

      The Company currently has no contingency plans in place in the event that additional Year 2000 issues arise but will continue to evaluate the need for such plans on an ongoing basis.

      In addition to the concerns discussed above on the Year 2000 issue and how it affects the Company’s products and its internal information systems, significant uncertainty exists in the ERP software industry concerning the potential effects associated with Year 2000 readiness. As noted previously, management believes that customers and potential customers purchasing patterns may be affected in a number of ways. Many companies are expending significant resources to upgrade their systems. These expenditures may result in reduced funds available to purchase software products such as those the Company offers. Many potential customers may defer purchasing Year 2000 ready products as long as possible, accelerate purchasing such products, switch to other systems or suppliers, or purchase the Company’s products only as an interim solution. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statements and Associated Considerations — Year 2000 Readiness” in the Company’s 1998 Annual Report.

Liquidity and Capital Resources

      The following tables set forth, for the periods indicated, certain financial data regarding the Company’s working capital balances, cash and cash equivalents, cash provided by (used in) operating activities, cash provided by (used in) investing activities and cash provided by financing activities:

	As of

	September 30,		December 31,
	1999	Change	1998

Working capital	$7,925	7%	$7,386

Cash and cash equivalents	6,002	(9%)	6,594

	For the
	Nine months ended
	September 30,

	1999	Change	1998

Cash (used in) provided by operating activities	(7,275)	>100%	1,156

Cash provided by (used in) investing activities	6,623	>100%	(614)

Cash provided by financing activities	60	(48%)	115

      Working capital increased as of September 30, 1999, compared to December 31, 1998, principally due to proceeds from the sale of the Company’s general consulting and general education business to a third party, partially offset by negative cash flow from operations.

      For the nine month period ended September 30, 1999, cash used by operating activities totaled $7,275, due principally to lower than anticipated license revenue in the first quarter and increased operating expenses for the nine month period as a result of the Company’s investment in its sales and marketing organizations.

      The Company’s cash provided by investing activities totaled $6,623 for the nine month period ended September 30, 1999, principally due to the proceeds from the sale of the Company’s general consulting and general education business ($6,680 in the nine months ended September 30, 1999) and proceeds from a return of the Company’s investment in a third party ($250), offset by purchases of property and equipment ($307).

      At September 30, 1999, the Company’s primary source of liquidity consisted of its cash and cash equivalents balance of $6,002 and its receivables of $6,274. The Company has an agreement with its bank for a credit facility of $10 million (“1999 Line of Credit”). As of September 30, 1999, there was no outstanding balance against this facility. The 1999 Line of Credit consists of a commitment for a revolving line of credit totaling $5 million, with an additional $5 million of uncommitted funding. The agreement requires the Company to maintain certain financial ratios. The first $2 million of the 1999 Line of Credit is unsecured, with an interest rate equal to the 90-day floating LIBOR rate plus 150 or 200 basis points, based on the Company’s tangible net worth. Draws from $2 million to $5 million will be conditioned upon the Company’s compliance with an additional financial ratio, or alternatively, may be secured by the Company’s accounts receivable and inventory. Draws in excess of $5 million will be subject to terms agreed to at the time of the draw.

      The Company believes that, based upon its projected revenues and operating expense levels, that funds generated from operations, existing cash and cash equivalents and its accounts receivable, together with the availability of the line of credit, will be sufficient to finance the Company’s operations for at least the next twelve months. See “Forward Looking Statements and Associated Considerations — Liquidity” as set forth in the Company’s 1998 Annual Report.

PowerCerv Corporation

Item  3.  Quantitative and Qualitative Disclosure of Market Risk

      The Company had no holdings of derivative financial or commodity instruments at September 30, 1999. The Company has no significant exposure to interest rate or foreign currency exchange rate risks. An increase in interest rates of 100 basis points would not significantly impact the Company’s net income. Generally, all of the Company’s business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations should not have a significant impact on the Company.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors

PowerCerv Corporation

      We have reviewed the accompanying condensed consolidated balance sheet of PowerCerv Corporation and subsidiary as of September 30, 1999, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 1999 and 1998 and the condensed statements of cash flows for the nine month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company’s management. The condensed consolidated statements of operations and cash flows for the three-month period ended March 31, 1998, not separately presented herein, were reviewed by other accountants whose report (dated April 17, 1998) stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with generally accepted accounting principles.

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

      Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

      We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of PowerCerv Corporation as of December 31, 1998, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated January 22, 1999, except with respect to Note 16, as to which the date is March 31, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Tampa, Florida

October 14, 1999

Part  II.  Other Information

Item  1.  Legal Proceedings

      A complaint was filed on July 24, 1997 in the United States District Court for the Middle District of Florida, captioned J. Conrad Lifsey vs. Harold R. Ross, Gerald R. Wicker, Marc J. Fratello, Roy E. Crippen, III, Donald B. Hebb, Jr., Thomas S. Roberts, PowerCerv Corporation, Alex Brown & Sons, Inc., Robertson, Stephens & Company, ABS Capital Partners, L.P., Summit Investors II, L.P., and Summit Ventures III, L.P. The complaint purports to be a class action on behalf of those persons who purchased shares of the Company’s common stock from March 1, 1996 (the date of the Company’s initial public offering of its common stock (“IPO”)) through July 24, 1996. The complaint alleges, among other things, that the defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Company’s IPO and in its subsequent securities filings, press releases and other public statements. The plaintiff seeks damages of an unspecified amount, rescission of certain securities sales and certain other remedies. On March 19, 1998, the defendants filed their motions to dismiss this complaint. An effect of this motion filing is to postpone any discovery on this case until after the motions are ruled on by the Court. No ruling has yet been handed down. On April 5, 1998, the Court ordered the parties to attend a mediation conference by July 30, 1998. The parties did not resolve this lawsuit in the mediation conference. In June of 1999 the Court once again recommended to the parties that they attend a mediation conference to resolve the matter. The parties declined. The parties have been advised by the Court that it intends to order a second mediation early next year. The defendants continue to deny any wrongdoing and intend to contest the suit vigorously.

      The Company is also subject to miscellaneous legal proceedings in the normal course of business. The Company is currently defending these proceedings and claims and anticipates that it will be able to resolve these matters in a manner that will not have a material adverse effect on the Company’s consolidated financial position.

Item  4.  Submission of Matters to a Vote of Security Holders

      The Company held its Annual Meeting of Shareholders on June 2, 1999 (“1999 Annual Meeting”). At the 1999 Annual Meeting, the shareholders voted to elect Marc J. Fratello, Roy E. Crippen, III, Michael J. Simmons, O.G. Greene and Stuart C. Johnson as directors of the Company, to hold office until the Company’s 2000 Annual Meeting and until their successors are elected and qualified or earlier resignation, removal from office or death. The shareholders also voted to approve a proposal to amend the Company’s 1995 Stock Option Plan (“Stock Option Plan”) to increase the number of shares available for issuance under the Stock Option Plan from 3,675,000 shares to 4,675,000 shares.

      The total number of shares of the Company’s common stock, $.001 par value (“Common Stock”), issued, outstanding and entitled to vote at the 1999 Annual Meeting was 13,147,408 shares, of which 12,051,417 shares of Common Stock were present in person or by proxy. The following list indicates the number of votes received by each of the nominees for the Company’s Board of Directors:

Name	Votes For	Abstentions

Marc J. Fratello	11,169,750	881,667

Roy E. Crippen, III	11,169,767	881,650

Michael J. Simmons	11,174,167	876,950

O.G. Greene	11,169,767	881,650

Stuart C. Johnson	11,169,767	881,650

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

Item  6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

10.1	Loan Agreement and related promissory note, dated March 29, 1999, among NationsBank, N.A. and the Company, related to the Company’s $10,000,000 credit facility (incorporated herein by reference from Exhibit Number 10.4 to the Company’s 1998 Annual Report).
10.2	Asset Purchase Agreement, dated March 30, 1999, by and between the Company and R.O.I Consulting, Inc. (incorporated herein by reference from Exhibit Number 2 to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 1999).
15.1	Accountants’ Letter regarding Unaudited Interim Financial Information.
27.1	Financial Data Schedule. (for SEC use only)

      (b)  None.

PowerCerv Corporation

Form 10-Q

(For the quarterly period ended September 30, 1999)

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PowerCerv Corporation

Date: November 15, 1999	/s/ MARC J. FRATELLO ----------------------------------------------- Marc J. Fratello, Chairman and Chief Executive Officer (Duly Authorized Officer)

Date: November 15, 1999	/s/ MICHAEL J. SIMMONS ----------------------------------------------- Michael J. Simmons, President and Chief Operating Officer (Duly Authorized Officer)

Date: November 15, 1999	/s/ LAWRENCE J. ALVES ----------------------------------------------- Lawrence J. Alves, Chief Financial Officer, Treasurer (Principal Financial Officer)