Form 10-K
period 1999-12-31
POWERCERV CORP
filed 2000-03-30
CIK 1005758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-27574

PowerCerv Corporation

(Exact Name of Registrant as Specified in its Charter)

Florida	59-3350778
(State or other jurisdiction of	(I.R.S. Employer incorporation or organization)

400 North Ashley Drive
Suite 2700
Tampa, Florida	33602
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (813) 226-2600

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

     The aggregate market value of the registrant’s voting stock held by non-affiliates as of March 21, 2000 was approximately $57,588,780. There were 13,754,187 shares of the registrant’s common stock, par value $.001 per share, outstanding on March 21, 2000.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, scheduled to be held on June 1, 2000, which Proxy Statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 1999, are incorporated by reference in Part III of this Annual Report on Form 10-K.

POWERCERV CORPORATION

FORM 10-K ANNUAL REPORT

i

PART 1

       This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about PowerCerv Corporation’s (the “Company”, as further defined below) industry, management’s beliefs and certain assumptions made by the Company’s management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand for the Company’s products and services discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements.

Item  1.     Business

      PowerCerv’s primary mission is to develop, market, license, implement and support open, modifiable enterprise application software solutions for mid-size U.S. companies. Today the Company focuses on companies with annual revenues between $25 million and $750 million. Management believes that PowerCerv is one of the first enterprise application vendor to develop, promote and license an integrated enterprise application software solution having a tightly integrated customer relationship management solution. In addition, the PowerCerv solution is built upon a common technical architecture, common look and feel, all based on a full 32 bit object oriented toolset that is Microsoft and Sybase centric. The Company refers to its full suite of integrated Customer Relationship Management (CRM)/ front-office and Enterprise Resource Planning (ERP)/ back-office enterprise application software products as ERP Plus. The Company’s enterprise application software solutions consist of integrated customer relationship management software including SFA Plus as well as traditional back-office solutions of financials, distribution, and manufacturing. All these solutions are integrated to facilitate a seamless front-office/ back-office solution. PowerCerv’s application products facilitate the management of resources and information to allow companies to reduce order fulfillment times, improve operating efficiencies and measure critical company performance against defined objectives. The Company’s front-office application products increase the effectiveness of sales organizations and customer support centers in primarily two ways. First, PowerCerv SFA Plus provides opportunity management for maximum sales efficiency. Secondly, PowerCerv Support Plus provides problem tracking and resolution management. The Company leverages available software development tool technology from Microsoft Corporation and Sybase Inc., the Company’s research and development efforts are directed primarily toward new features in its application products. In addition to these suites of software, the Company has additional tools and technologies that it sells to expand the transaction intensive suites mentioned. These additional tools include PowerCerv Intelligence (data warehouse/OLAP reporting software), remote synchronization software for SFA Plus and the PowerCerv SDK (Software Development Kit).

      The Company historically has provided a wide range of professional technical and business consulting services, including application analysis, design, development, modification integration programming, training and deployment for its application products.

      The Company was incorporated in Florida in January 1995 as a holding company for its operating subsidiary, which was incorporated in Florida in April 1992. Unless otherwise specified, references herein to “PowerCerv” and “the Company” mean PowerCerv Corporation and its subsidiary.

      The Company’s principal offices are located at 400 North Ashley Drive, Suite 2700, Tampa, Florida 33602, and its telephone number is (813) 226-2600. PowerCerv’s website is located at www.powercerv.com. Information contained in the website is not a part of this Annual Report on Form 10-K.

Industry Background

      The computer revolution has evolved from the air-conditioned, seven-figure plus mainframe computers running back-office operations such as payroll and human resource systems, to distributed, network-based systems with an affordable computer on every knowledge-worker’s desk. All this has occurred in less than forty years. Contrasted to other industries such as transportation, medicine, telecommunications or automotive, no other industry has grown as rapidly. In addition, no other industry has impacted everyone from the chief executive officer to the accounting clerk to the schoolteacher as much as the “information industry.” This revolution is now recognized as the “information revolution,” not the computer revolution.

      The rapid acceptance of 2-tier, 3-tier and “n-tier” applications gave birth to the next generation of application software packages. For many years, application software vendors sold products that were developed with programming languages such as Cobol, and they were implemented on mainframe and mini-computers generally characterized as proprietary. Each software vendor was forced to “port” their applications to support the most popular hardware platforms such as IBM Corporation, Digital Equipment Corporation and others. The client/server revolution changed that for application software vendors. The industry went from single vendor, proprietary architecture and closed systems to open architecture, multi-vendor, truly open systems. This was a fundamental shift in the industry and created opportunities for entrepreneurs in the application sector.

      The first wave of client/server application software products introduced to the market was conventional back-office software for accounting, human resources, manufacturing and order processing. Vendors such as McCormack & Dodge, Management Sciences of America, IBM, SSA, Oracle and SAP enjoyed rapid market acceptance with their back-office software packages. During the 1980’s and the 1990’s, many vendors rose and fell in this competitive landscape. ASK, SSA, MSA, and McCormack & Dodge, each of them a one-time industry leader, all fell victim to this competitive market. By 1996, SAP, Peoplesoft, Oracle, and newcomer Baan had emerged on the scene as potential leaders for enterprise applications. The vast majority of the leading global 2000 companies were all looking for ways to control their businesses and gain competitive advantage by implementing enterprise applications in their businesses. This enterprise space quickly became dominated by SAP, Oracle, J.D. Edwards and Peoplesoft. During this time, a trend started to emerge of smaller companies wanting to realize the same business benefits as larger companies in implementing enterprise application software. This emerging market, rapidly coined the “mid-market,” emerged as a growth opportunity or an entrance opportunity for enterprising companies having the ability to deliver application software that had the price performance metrics necessary to be successful in the mid-market. This middle market is where the Company focuses its solutions. In 1999, the market for ERP application software was estimated by AMR Research to be over $16 billion in license revenues alone.

The PowerCerv Approach

      The Company’s heritage is rooted in designing and developing application solutions for its customers. Early in its history, PowerCerv became involved in developing applications for customers for both the front-office customer relationship management (CRM) and the back-office financials, distribution, and manufacturing (ERP) operations of the enterprise. PowerCerv leveraged its expertise in the design and development of n-tier application systems driven by real-world requirements. During 1995, the Company was a relative newcomer to the enterprise application software market and sold its software products as independent software modules primarily on a “best of breed” basis to companies of all sizes across all industries. By early 1996, many of the Company’s competitors had application products that were either back-office or front-office but not both. Management of the Company believed that the enterprise application software market would evolve to demand an integrated ERP or back-office, and SFA and Customer Support or front-office software solutions from a single vendor. In order for most vendors to achieve this strategy, they were forced to acquire or merge with other vendors whose products complemented theirs and then attempt to integrate those products under a common architecture.

      PowerCerv made a strategic decision to be the first enterprise application software vendor to offer an integrated front-office and ERP, back-office application software solution. When a user logs into one application product of the Company where multiple PowerCerv applications are running, he or she has logged into all of the application products (depending on access/security privileges). That user can use all of the Company’s application products as defined by their business requirements. In other words, PowerCerv application products permit its customers to achieve meaningful business value through integration well beyond the individual benefits of other individually implemented systems. This suite of application products was the first in the industry to provide integrated n-tier solutions for both ERP and front-office systems from one vendor with a consistent development methodology, under a common technical architecture and a common look and feel. The Company believes that its suite of application products, which provides an integrated enterprise solution, was the first of its kind in the industry and represents a competitive advantage for the Company.

      The Company refers to its full suite of integrated front-office (CRM) and back-office (ERP) enterprise application software products as its ERP Plus product line. The Company’s ERP Plus application products consist of Manufacturing Plus, Distribution Plus, Financials Plus, SFA Plus and Support Plus. Many of the Company’s customers license the Company’s ERP application products as an integrated suite. Additionally, each PowerCerv application product can be licensed as a standalone solution.

      In addition to promoting and licensing its ERP application products, the Company provides a full complement of professional consulting services that allow the Company’s license customers to maximize the benefits of its ERP application products. These consulting services include requirements analysis, application analysis, detailed pre-implementation consulting, project management, data migration planning, application customization and modification, integration programming, system implementation and deployment. In addition to the consulting services described above, the Company offers education and training services on its ERP application products that provide its license customers with formalized programs to ensure that its application products are implemented and utilized in an efficient and cost-effective manner. The Company also provides timely, high quality technical support and maintenance on its ERP application products.

PowerCerv’s Strategy

      The Company’s objective is to become a recognized leader in the mid-size market for companies looking for enterprise application software solutions with integrated front-office (CRM) and back-office (ERP). The Company believes that the mid-size or middle market is represented by companies with annual revenues between $25 million and $750 million. In general, revenue is not a very reliable metric for targeting an application software solution; however, as it has become industry standard to do so, this middle market as defined above best describes our target market. The Company’s strategy to achieve this objective in this market includes the following key components:

•	Focus on Integrated CRM and ERP to provide Integrated Enterprise Response. The Company announced its Integrated Enterprise Response initiative in March of 2000. This initiative is a concerted effort by the Company to provide solutions that focus on providing tools that enable our customers to respond to their changing business environments. Specifically, the software solutions that the Company provides focus on allowing the Company’s customers to respond to their customers, suppliers, strategic partners, and their own employees. Response is becoming a significant factor in today’s accelerated e-business world. This focus will allow the Company’s customers to better manage their virtual supply chain.

•	Increase license revenue and market share. The Company’s primary objective is to increase its license revenues and market share in the middle market. The Company believes that its CRM and integrated ERP suite of application products effectively meet the needs of mid-size companies based on technology platforms, functionality, agility and integration capabilities. The Company also believes that the market for enterprise application vendors is growing significantly based on, among other factors, the continuing acceptance of enterprise application software technology as a tool to gain a competitive advantage, the migration from mini and mainframe computers and even, at this late date, first-time implementations. The Company is focused on trying to successfully increase its license revenues while closely managing its operating costs. If these objectives are achieved, this will result in improved earnings performance. To achieve the Company’s strategy to increase license revenue and market share, the Company will have to continue to enhance its products, recruit and train additional qualified application consulting professionals and recruit and train sales and marketing professionals. There can be no assurance that the Company will be able to achieve this strategy and successfully compete against current and future competitors. See also “Business — Competition” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Fluctuations in Quarterly Activities and Results of Operations.”

•	Continue to deliver e-business solutions. In December of 1999, the Company announced its strategy for delivering e-business solutions integrated into its flagship ERP Plus product line. The suite, called the eSeries, is an e-business software suite that includes eView, eOrder and eStore. The suite is designed to help mid-size companies conduct more competitive, efficient e-business. The eSeries is integrated with the PowerCerv ERP Plus software suite to enable e-commerce by delivering enterprise information to remote employees, suppliers and customers via the Internet. The Company shipped the first component of the eSeries, eView, in December of 1999. eView is designed to allow users to remotely view the status of an item in the value chain, anytime, from remote computers. With eView, users can query and view enterprise information, including customer invoices, credit memos, on-account transactions and open-order status. eView also provides customers the opportunity to access detailed inventory information with point-in-time product availability. eView is designed to enhance customer satisfaction by allowing customers to access current enterprise information 24 hours a day. eOrder is designed to allow remote employees, customers and vendors to conduct secure business-to-business transactions via an Intranet or Internet connection with others using e-order — opening markets that were previously unserviceable due to geographical or time zone restrictions. eOrder is designed to enable true business-to-business collaboration by giving customers, salespeople and employees the ability to review available inventory and to place orders online. It then sends email confirmations of the initial orders and notifies users once the orders have shipped. This enables end-users to extend operations beyond their four walls and across the value chain. eOrder currently is scheduled for release in Q2 2000. eStore is designed to enable companies to conduct online business directly with customers. The integration between eStore and Microsoft Site Server — Commerce Edition™ is designed to enable companies to use Web site templates to quickly and cost-effectively create online storefronts, and in many cases users may never have to design Web sites or individual pages from scratch. These online storefronts include security features. eStore currently is scheduled for release during Q3/Q4 2000. There can be no assurance that the Company will be able to achieve their strategy and successfully compete against current and future competitors.

•	Focused Market Strategy. The Company is focused on delivering open, modifiable front-office (CRM) and integrated back-office (ERP) enterprise application software solutions to mid-size U.S. companies with annual revenues between $25 million and $750 million. The Company has focused its resources, including product development, marketing and sales efforts, on the needs and requirements of companies in this market. A significant portion of the Company’s ongoing product development efforts will focus on building new features and functionality that address the particular needs and requirements of mid-size U.S. companies. The Company intends to leverage its expertise in this area and continues to expect this expertise will provide the Company with a competitive advantage.

•	Streamlined Implementation Methodology. The Company continues to put significant resources into its professional services organization with a focus on continuing to streamline the implementation process of its enterprise application products. The Company has had success implementing its products in a three to six month time period, on average. Management believes that as the Company continues to refine its implementation processes, this will give the Company a competitive advantage. These implementation processes, however, involve complex application software products, require the involvement of significant customer resources, and can result in significant risks. Delays in implementation by the Company may result in customer dissatisfaction or damage to the Company’s reputation. There can be no assurance that the Company will be able to achieve its streamlined implementation methodology and successfully implement its enterprise application products within this strategy. If unsuccessful, this could result in a material adverse effect on the Company’s business, operating results and financial condition.

•	Increase the base of referenceable customers. Several customers of the Company are in the process of implementing the Company’s enterprise application products, and at this time a limited number of customers have fully implemented the Company’s application products. Many of the Company’s other customers, however, have only implemented one or more of the Company’s application products. As customers implement more of the Company’s application products and those products become fully installed and operational, the Company believes that those customers will be available as sales references for the use of all of the Company’s products. Based on its experience, the Company believes companies selecting enterprise application software systems rely heavily on customer references. The Company is focused on increasing its reference base in order to accelerate its license revenues. There is no guarantee, however, that customers will serve as references or that they will be able to assist the Company with this objective.

•	Provide a single-source full implementation solution. The Company believes that mid-size companies are less willing to hire multiple vendors for the implementation of one solution due to the costs, time factors and project coordination involved in the implementation and training. A team of professional service providers is generally required to implement Enterprise application software solutions. The Company’s application consulting organization offers a full complement of services that allow the Company’s license customers to maximize the benefits of the Company’s enterprise application software products. These services include detailed pre-implementation consulting, project management, system implementation, deployment and integration programming, application customization, modification and enhancement services, and application education and training services. Therefore, customers of the Company can rely on one vendor for the full implementation solution.

•	Provide products that use open, industry-standard technology. The Company designs its application products and development tools to adhere to industry-standard development platforms in order to meet customers’ demands for open solutions. The Company’s products have an open architecture, are flexible and modifiable, and operate with several popular operating systems, relational databases and communication protocols. All of the Company’s application products operate on both Microsoft Windows NT, UNIX as well as Linux operating system platforms for the server operating system. In addition they utilize both Microsoft SQL/Server and Sybase SQL/Server relational database management systems. The Company believes that its open systems/open architecture approach represents a competitive advantage over other pre-written application products that are written with proprietary development tool sets, for a proprietary database, on outdated operating systems and that may, in fact, be ports of older systems with significant limitations.

•	Achieve high level of customer satisfaction. The Company is committed to consistently achieving a high level of customer satisfaction with all of its products and services. The Company focuses on delivering high quality products that address specific business requirements, are easy to implement, and enable increased productivity for the customer. In addition, the Company has a technical support center staffed with subject matter experts to assist customers on an on-going basis after the sale. There can be no assurances the Company will achieve this objective depending on current market conditions that may exist.

•	Additional products, technologies and solutions. The Company is regularly engaged in product marketing and business development activities designed to enhance the Company’s current product offerings. From time to time, this may include the Company exploring strategic alliances or other forms of business relationships with third party technology firms having complementary products, technologies or marketing and sales strategies.

Products and Services

      The Company’s application products and services are designed to enable the Company’s customers to design, deploy and maintain enterprise application systems.

      The following table summarizes certain information about the Company’s products:

Product
Product	Description

PowerCerv Application
Products
Manufacturing Plus	Multiple modules that address manufacturing resource planning, scheduling, shop floor control, configuration management and performance management.
Distribution Plus	Multiple modules that address order processing, returned goods processing, quotation processing, customer profiling, marketing and sales, pricing, shipping, freight, invoicing and inventory/warehouse management.
Financials Plus	Multiple modules that address accounting, financial and business management needs including general ledger, accounts payable, accounts receivable, purchasing, project accounting, order processing and inventory.
PowerCerv Business Intelligence	PowerCerv Business Intelligence provides the tools necessary to turn all the data in your enterprise application into useful business information.
Comprehensive report writing as well as on line analytical processing (OLAP) reporting and integrated internet reporting and distribution utilizing both push and pull technology.
SFA Plus	SFA Plus provides marketing campaign management, sales activity planning and management, quoting and pipeline management as well as comprehensive contact management.
Support Plus Support	Support Plus Support provides case management, item registration, serial/lot tracking of registered products, repair information, warranty tracking, diagnostic tracking, problem management, case logs, case history, repair history, returned material authorization processing and tracking, and depot repair.

     Services

      The Company’s service offerings from its Professional Services Organization consist of the following:

Consulting Services. The Company provides a wide range of professional technical and business consulting services for the Company’s ERP Plus application products. Application product services include a full complement of services that allow the Company’s customers to maximize the benefits of the Company’s enterprise application software products. These services include application analysis, detailed pre-implementation consulting, project management, application customization and modification, integration programming, system implementation and deployment, and application education and training services. PowerCerv consulting services are not included in the price of its software licensing fees.

The Company’s services are provided to end-user customers pursuant to written service agreements and “statements of work.” These agreements detail the scope of the consulting services to be provided and the applicable hourly billing rates, indicate payment and warranty terms, require separately executed change orders for any statement of work modifications, identify project management personnel responsible, and require weekly and/or monthly status meetings between PowerCerv and its customers. PowerCerv consulting services are generally billed on a time and materials (including travel and living expenses) basis.

Prior to March 31, 1999, the Company had a General (the “ROI Transaction”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In connection the

ROI Transaction, the Company agreed not to engage in general consulting and/or education services unrelated to its application products and those of its partners for a period of two years.

Education Services. Education services consist of end-user education on the Company’s enterprise application software products. End-user education involves providing comprehensive education and training classes for end-users on the implementation and use of the PowerCerv application products in an efficient and cost-effective manner. Customized education and training programs are also available to meet the end-user customers’ specific requirements. The Company provides its customers classroom training in the R&D Facility as well as its regional sales offices. In addition, training courses are frequently provided at customer sites, using customer facilities and equipment, with the Company providing the instructor and class materials and in some cases, equipment. Some classes are offered on a per-student basis and other classes are offered on a negotiated fixed-fee basis.

Maintenance Services. PowerCerv is committed to providing timely, high quality support and maintenance on its ERP Plus application products. Maintenance services are generally provided pursuant to maintenance agreements between the Company and its end-user customers. These agreements entitle customers to hotline telephone support during extended business hours, notification of product enhancements and upgrades, the enhancements and upgrades, functional releases and maintenance releases, technical bulletins, replacement of damaged products and access to the Company’s World Wide Web site (http://www.powercerv.com) and electronic bulletin board. The Company currently charges a percentage of its product license fee for renewable one-year maintenance agreements. Maintenance fees are generally billed annually in advance.

Customers

      Since its inception, the Company has more than 3,000 customers worldwide for its products and services. The Company’s customers include Allied Signal Corporation, CTI PET Systems, Inc., Chatsworth Products, Inc., Compaq Computer Corporation, Dolch Computer, F.X. Coughlin Company, JBB (Asia-Pacific) Pty Ltd., Lorin Industries Inc., Monaco Coach Corporation, Reliance Electric, Ltd., Rockwell/Dodge Automation Inc., Silicon Valley Bank, SNS Bank Group N.V., Sony Pictures Entertainment, Inc., Southern Indiana Gas & Electric, Textron Financial Corporation and Unit Parts Company. The Company continues to focus its marketing and sales efforts primarily on mid-size U.S. companies with annual revenues between $25 and $750 million.

Marketing, Sales and Distribution

      The Company markets and sells its full suite of open, modifiable front-office CRM and back-office ERP enterprise application software solutions to mid-size U.S. companies with annual revenues between $25 million and $750 million. The Company’s application products are primarily sold through a direct sales force and, to a lesser extent, through a select network of VARs (Value Added Resellers), distributors and partners who generally serve in their respective capacities on a nonexclusive basis. As of December 31, 1999, the Company’s sales and marketing organizations had XX full-time employees.

      The Company utilizes a direct sales force to sell its enterprise application software solutions. The sales force is geographically dispersed across three regions in the United States with offices in major metropolitan areas. The strategy of the Company’s direct sales force is to identify companies in the target market and engage those accounts in a sales campaign once a target company has acknowledged its interest in the Company’s enterprise software solutions. The Company’s sales force uses a structured sales methodology to maximize the efficiency of its sales resources and maximize its competitiveness.

      In the United States, the Company also utilizes select indirect channels. These indirect channels consist of Strategic Implementation Partners, VARs and affiliate channel partners. Strategic Implementation Partners are consulting organizations that generally do not sell software but may assist organizations with selection criteria and possibly provide implementation assistance. VARs are authorized channel partners who generally sell the Company’s application products to manufacturing companies (generally with annual revenues below $25 million) or into other market segments on which the Company does not directly focus.

Affiliate channel partners generally identify qualified sales opportunities for the Company’s direct sales organization to address and close, but generally do not directly participate in the sales process. Internationally, the Company utilizes distributors and channel partners to sell and support its products. VARs, distributors and channel partners typically have expertise in particular vertical markets and geographic ties to their target markets. Additionally, the Company’s VARs, channel partners and international distributors receive training and support in the Company’s enterprise application software solutions.

      The Company employs application consultants to assist the direct sales force as may be necessary in competitive sales opportunities, though these consultants’ primary function is to provide customers with implementation services related to installing, customizing, supporting and maintaining its products. The Company employs application consultants that are experienced professionals with in-depth knowledge of their particular field of expertise.

      The Company actively and regularly conducts marketing activities designed to increase its market awareness. These marketing activities include advertising, direct marketing, telemarketing, seminar marketing, tradeshow marketing, and public relations activities to generate leads and gain valuable market exposure. Additionally, the Company updates industry analysts regularly with announcements including new customers and updated product features. The Company maintains a World Wide Web site at http://www.powercerv.com (information contained in the Website is not a part of this Annual Report or Form 10-K) that serves as a marketing communication vehicle. The Company also publishes all of its product and service information on its World Wide Web site, including a full color version of its product literature, recent press releases, selected reprinted press coverage, the Company’s training schedule and other relevant information pertaining to its full suite of products and services.

      Products are generally shipped as orders are received and, accordingly, the Company has historically operated with little or no backlog. Because of the generally short cycle between order and shipment, the Company does not believe that its backlog as of any particular date is meaningful.

Product Development

      During 1999, the Company made substantial investments in internal research and development as well as technology advancements. The Company’s product development efforts are focused primarily on continued enhancement of its ERP Plus application products to meet the needs and requirements of mid-size companies. The Company believes its future performance will depend, in large part, on its ability to maintain and enhance its current product line to meet the needs of this target market, its development of new application products, as well as exploiting emerging technologies. As of December 31, 1999, the Company had 60 full-time employees in its product development group. The Company opened a new 15,000 square foot facility in Anderson, South Carolina on March 23, 1998. Research and development expenses consist primarily of salaries for employees in the product development group and a portion of the related overhead. Research and development expenses are charged to operations as incurred. Research and development expenditures were approximately $4.5 million in 1999 and $3.8 million in 1998.

      In March 2000, the Company released version 9.0 of its ERP Plus application products on schedule and as planned. The new release added functionality and features to the Company’s application products. Version 9.0 also further improved the integration among the Company’s ERP and front-office application products and delivered totally re-written user manuals and on-line documentation. Technology upgrades to the latest versions of operating systems, development tools, and database platforms were also included in Version 9.0 of the Company’s ERP Plus application products.

      The Company plans to continue to enhance its ERP Plus application products to address the evolving needs of mid-sized U.S. companies in its target market. In particular, the Company intends to continue pursuing improved functionality on its existing application products and to make changes to the base products to suit customer requirements. The objectives of the product development group include taking advantage of features in the Company’s underlying core technologies. These features include multiple hardware platform support, database independence, multiple network support and support for various operating systems

(Microsoft Windows, Microsoft Windows NT, Linux and various versions of UNIX), while offering a broad and robust product function and feature set that may be extended and modified as needed by the customer.

      The client/server enterprise software application market is highly influenced by rapid technological change, adoption of new industry standards, frequent new product introductions, and changing customer demands that can render existing products unmarketable and obsolete. The Company’s future success will depend upon its ability to enhance its current products and develop and introduce new products that keep pace with technological developments, respond to evolving customer requirements, and achieve market acceptance. In particular, the Company believes it must continue to respond quickly to its customers’ needs for functionality. In the past, the Company has experienced delays in the introduction of new products and product enhancements. There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements, addressing changing customer demands or the adoption of new industry standards, or that the Company will not experience significant delays in the introduction of new products or product enhancements in the future, any of which could have a material adverse effect on the Company’s results of operations.

Strategic Alliances

      An element of the Company’s strategy is the continued creation and development of strategic alliances with notable industry participants. The Company’s goals in establishing these relationships are to create marketing alliances that will endorse and promote the Company’s products to a larger potential customer base than can be reached through the Company’s direct marketing efforts and to assist the Company in developing a supply of aftermarket service providers who will train personnel to implement the Company’s products, thereby leveraging the Company’s resources and reach. The Company seeks strategic alliances with companies that have maximum penetration and leading reputations for quality with the Company’s target customers. Many of these relationships are in the early stages of development and have not yet resulted in material revenue for the Company. Generally, existing agreements outlining the Company’s alliances do not impose significant financial obligations or liabilities on either party and have terms no longer than one year. There can be no assurance that these relationships will successfully develop to the extent that they will contribute materially to the Company’s financial results in the future.

      To date, the Company’s significant alliances include the following organizations:

Microsoft Corporation. The Company has entered into an agreement with Microsoft that encourages the Company to integrate Microsoft products and technologies into the Company’s solutions. This designates the Company as a “Microsoft Solution Provider.” In addition, the Company receives frequent briefings on Microsoft’s strategic and technical product direction, participates in joint marketing activities, and receives early access to new software releases. The Company’s entire suite of products utilizes Microsoft SQL Server, Windows NT Server and Windows 95. In addition, the Company’s solution has received the important Microsoft back-office certification.

IBM Corporation. The Company has, from time to time, and anticipates in the future, from time to time, to participate in marketing alliances and activities with International Business Machines Corp. Specifically, the Company recently announced that its ERP Plus product suite has become “Server Proven” on IBM NetFinity Servers with both the Linux and Windows NT operating system platforms. In 2000, the Company plans to continue to strengthen its relationship with IBM and participate in other joint marketing and sales activities.

Sybase, Inc. The Company has entered into a strategic marketing relationship with Sybase. The relationship includes joint marketing activities, sponsorship of seminars highlighting the Company’s applications, press releases announcing the availability and performance of the Company’s products on Sybase platforms, publications of joint success stories and other items of a similar nature. The Company’s products utilize the Sybase SQL ServerEnterprise Adaptive Server as the foundation RDBMS of its ERP Plus product suite.

Best Software, Inc. The Company has entered into an agreement with Best Software where the Company has agreed to re-sell the Best! Imperative Fixed Assets product as a solution for customers that need fixed assets as part of their financial solution. The Company has integrated the product into the Company’s Financials Plus solution for customers.

Brio Technology, Inc. The Company has entered into an agreement whereby the Company will private label the BRIO product suite as the basis for its PowerCerv Intelligence Series. The Company has added functionality to these products to integrate them into the Company’s ERP Plus product suite.

Taylor Manufacturing System, Inc. The Company has entered into a strategic marketing relationship with Taylor Manufacturing Systems where the Company has integrated the Taylor TESS product into the Company’s ERP Plus product suite.

      In addition to the above mentioned relationships, the Company will, from time to time, enter into relationships with third parties that it deems strategic, important and useful to furthering the efforts of the Company.

      In addition to those strategic alliances referenced above, the Company has entered into agreements and relationships with several of the “big five” accounting firms on a regional basis. Under these agreements and relationships, representatives of the accounting firms promote the Company’s application products to their client base. The Company provides training to individuals from these firms on product implementation.

      Competition could develop between the Company and certain of the parties with which it has strategic alliances. There can be no assurance that the Company would be able to effectively compete with any such parties in such circumstances.

Competition

      The market for enterprise software application products and services is intensely competitive, rapidly changing and significantly affected by new product offerings and other market activities. A number of companies offer products similar to the Company’s products and services, which are targeted at mid-size U.S. companies. In addition, the Company’s market has no proprietary barriers to entry that could limit competitors from developing similar products or selling competing products. Many of the Company’s existing competitors, as well as a number of potential competitors, have longer operating history, more established marketing and sales organizations, greater name recognition, larger R&D and technical organizations, significantly greater financial and technical resources and a larger installed base of customers than the Company. As a result, these competitors may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than can the Company. There can be no assurance that the Company will be able to compete successfully with existing or new competitors or that such competitors will not offer or develop products that are superior to the Company’s products or that achieve greater market acceptance.

      The Company competes in the enterprise application software and services market on the following merits: A focus on the mid-size companies; product functionality; integrated CRM and ERP application software solution. In addition, the Company competes on its application software customization capabilities, single-source implementation solution, quicker time to benefit, open and industry standard technology platforms, professional services and total cost of ownership. The Company currently competes primarily with (i) other vendors of software focused on the specific needs of mid-size companies, which include Symix, QAD, Epicor, Baan N.V., J.D. Edwards, and Oracle and (ii) VARs and system integrators of the larger enterprise software companies, including SAP AG, Baan N.V., Peoplesoft, Inc., and Oracle Corporation, which target both mid-size or larger companies. In addition, customers who have a large installed base of legacy systems may resist committing the time and resources necessary to convert to an open system, client/server-based software suite of products. Further, as the enterprise application software and services market continues to develop, companies with significantly greater resources than the Company may attempt to increase their presence in the target market where the Company is focused by acquiring or forming strategic alliances with competitors of the Company. Increased competition is likely to result in price reductions and related reductions in gross margins and market share, any one of which could materially adversely affect the Company’s business, results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Competition.”

Intellectual Property and Other Proprietary Technology

      The Company regards its products as proprietary trade secrets and confidential information. The Company relies on a combination of copyright, trademark and trade secrets laws, employee and third-party nondisclosure agreements and other industry standard methods for protecting ownership of its products. The Company has no patents. There can be no assurance, however, that in spite of these precautions, an unauthorized third party will not use, copy or reverse engineer portions of the Company’s products. In addition, the laws of some foreign countries do not protect the Company’s proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the methods used by the Company to protect its products will be adequate or that the Company’s competitors will not independently develop products that are substantially equivalent or superior to the Company’s products.

      The Company licenses its application products to customers under non-transferable, non-exclusive negotiated license agreements. The standard form license agreement allows customers to use the Company’s products solely for internal purposes and specifies the maximum number of servers and concurrent users that may use the products. The Company may license product source code to enable its customers to customize the software to meet particular requirements. The disclosure of source code increases the likelihood of misappropriation or other misuse of the Company’s proprietary trade secrets. The Company’s standard license contains confidentiality provisions protecting the products. In the event of termination of the license, the end-user customer remains responsible for any unpaid license fees and the confidentiality obligations. However, there can be no assurance that such customers will take adequate precautions to protect the Company’s proprietary trade secrets and confidential information. There can be no assurance that the Company’s means of protecting its proprietary rights and confidential information will be adequate.

      The Company believes that it has all of the necessary rights to market its products although there can be no assurance that third parties will not assert infringement claims against the Company in the future. The Company expects that, as the number of products increase and the functionality of these products further overlaps, the likelihood of third parties asserting infringement claims against the Company will increase. Any claim, whether or not it has merit, could result in costly litigation and require the Company to enter into royalty or other license arrangements. Such royalty or other license arrangements, if required, may not be available on terms acceptable to the Company or at all.

      Although the Company’s competitive position may be affected by its ability to protect its proprietary rights and confidential information, the Company believes that the rapid pace of technological change in the industry will cause other factors, such as the technological and creative skills of the Company’s management and technical personnel, name recognition, the ability to develop, produce, enhance and market innovative products and services, the timeliness and quality of support services, and strategic relationships in the industry, to be more important in establishing and maintaining a leading position within the industry than are copyright, trademark and other legal protections for intellectual property.

Employees

      As of December 31, 1999, the Company had 193 full-time employees. These employees included 47 in sales, marketing and related activities, 62 in research and development, 61 in customer support, training, and consulting services, and 23 in information technology, finance, administration and human resources. On March 31, 1999, and in connection with the ROI Transaction, approximately 80 employees of the Company were effectively transferred to ROI. Approximately 75 of these employees were from the Company’s training and consulting services group. As of April 1, 1999, the Company had 196 full-time employees. The Company’s employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with employees are good. The loss of certain key employees or the Company’s inability to attract and retain other qualified employees could have a material adverse effect on the Company’s business and operations.

Item  2.     Properties

      The Company’s corporate headquarters are located in Tampa, Florida, in a 24,000 square foot facility, including office space and customer training facilities, occupied under a lease expiring August 31, 2000. The Company is actively negotiating office space for its corporate headquarters in Tampa, Florida. The Company leases additional office space in California, Georgia, Illinois, Minnesota, North Carolina, New Jersey, South Carolina, and Texas. In connection with the ROI Transaction, the Company assigned its leases to ROI in the following locations: Orlando, Florida; Troy, Michigan; Chantilly, Virginia; and Houston, Texas. The Company is currently subleasing certain office space to ROI in Tampa, Florida, and Minneapolis, Minnesota.

Item  3.     Legal Proceedings

      A complaint was filed on July 24, 1997, in the United States District Court for the Middle District of Florida, captioned J. Conrad Lifsey vs. Harold R. Ross, Gerald R. Wicker, Marc J. Fratello, Roy E. Crippen, III, Donald B. Hebb, Jr., Thomas S. Roberts, PowerCerv Corporation, Alex Brown & Sons, Inc., Robertson, Stephens & Company, ABS Capital Partners, L.P., Summit Investors II, L.P., and Summit Ventures III, L.P. The complaint purports to be a class action on behalf of those persons who purchased shares of the Company’s common stock from March 1, 1996 (the date of the Company’s initial public offering of its common stock (“IPO”)) through July 24, 1996. The complaint alleges, among other things, that the defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Company’s IPO and in its subsequent securities filings, press releases and other public statements. The plaintiff seeks damages of an unspecified amount, rescission of certain securities sales and certain other remedies. On March 19, 1998, the defendants filed their motions to dismiss this complaint. An effect of this motion filing is to postpone any discovery on this case until after the motions are ruled on by the Court. On April 5, 1998, the Court ordered the parties to attend a mediation conference by July 30, 1998. The parties did not resolve this lawsuit in the mediation conference. The Court ordered a second mediation conference for March 22, 2000, in which the parties were again unable to resolve this lawsuit. To date, the Court has not issued a ruling on the Company’s motion to dismiss. The defendants continue to deny any wrongdoing and intend to contest the suit vigorously.

      The Company is also subject to miscellaneous legal proceedings in the normal course of business. The Company is currently defending these proceedings and claims and anticipates that it will be able to resolve these matters in a manner that will not have a material adverse effect on the Company’s consolidated financial position.

Item  4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

PART II

Item  5.     Market Value of the Registrant’s Common Stock

      The Company’s Common Stock, $.001 par value (“Common Stock”), is traded on the Nasdaq National Market under the symbol “PCRV.” The following table sets forth the range of high and low sales prices on the National Market for the Common Stock during the two previous years. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

1998	High	Low

1st Quarter	$4.000	$1.625

2nd Quarter	6.313	2.750

3rd Quarter	5.250	2.500

4th Quarter	3.750	1.375

1999	High	Low

1st Quarter	$3.875	$1.750

2nd Quarter	3.625	1.563

3rd Quarter	4.250	2.250

4th Quarter	8.375	2.250

      As of December 31, 1999, the Company had approximately 107 shareholders of record, and the Company believes there are more than approximately 3,600 beneficial shareholders. The Company declared no dividends in respect of its Common Stock in 1998 and 1999. The Company intends to retain any earnings for use in the business for the foreseeable future.

Item  6.     Selected Consolidated Financial Data

      The following historical selected consolidated financial data of the Company is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The balance sheet data set forth below as of December 31, 1999 and 1998 and the statement of operations data for the 2-year period ended December 31, 1999 are derived from the Consolidated Financial Statements of the Company audited by Ernst & Young LLP, independent certified public accountants, appearing elsewhere in this report on Form 10-K. The statement of operations data for the year ended December 31, 1997 are derived from the Consolidated Financial Statements of the Company audited by KPMG LLP, independent certified public accountants, appearing elsewhere in this report on Form 10-K. The statement of operations data set forth below with respect to the year ended December 31, 1996 and 1995 and the balance sheet data as of December 31, 1997, 1996 and 1995 are derived from audited financial statements not included in this form 10-K.

	Years Ended December 31,

	1999(2)	1998(2)	1997(2)	1996(2)	1995(1)(2)

	(In thousands, except per share data)

Statement of Operations Data:

Revenue:

License fees	$9,257	$8,342	$6,434	$11,324	$8,258

Technology resales	—	858	2,385	2,860	3,368

Service fees	11,464	8,533	9,498	23,172	16,573

Total revenue	20,721	17,733	18,317	37,356	28,199

Costs and expenses:

Cost of licenses	994	670	2,975	1,319	439

Cost of technology resales	—	592	1,871	2,337	2,651

Cost of services	7,578	6,935	7,524	15,973	10,341

General and administrative	4,476	3,886	7,687	5,256	4,761

Sales and marketing	8,022	6,103	11,075	10,730	4,829

Research and development	4,504	3,820	5,787	6,688	3,082

Work force reduction and other	485	—	1,010	—	—

In-process research and development	—	—	—	100	6,913

Total costs and expenses	26,059	22,006	37,929	42,403	33,016

Operating income (loss)	(5,338)	(4,273)	(19,612)	(5,047)	(4,817)

Other income (expense)	260	301	578	674	(158)
Operations disposed of during 1999

Revenues	2,464	12,238	14,769

Costs and expenses	2,240	10,074	12,111

	224	2,164	2,658

Gain on sale of business	5,647	—	—

	5,871	2,164	2,658

Income (loss) before income taxes	793	(1,808)	(16,376)	(4,373)	(4,975)

Income tax expense (benefit)	—	—	1,711	(1,658)	—

Net income (loss)	$793	$(1,808)	$(18,087)	$(2,715)	$(4,975)

Basic and diluted net income (loss) per share	$.06	$(0.13)	$(1.31)	$(0.21)

Shares used in computing net income (loss) per share:

Basic	13,322	13,817	13,839	12,950

Diluted	14,389	13,817	13,839	12,950

	Years Ended December 31,

	1999(2)	1998(2)	1997(2)	1996(2)	1995(1)(2)

	(In thousands, except per share data)

Pro forma:

Income (loss) before income taxes as reported					$(4,975)

Income tax expense (benefit)					(550)

Net income (loss)					$(4,425)

Basic and diluted net income (loss) per share					$(0.52)

Shares used in computing basic and diluted net income (loss) per share					8,451

	December 31,

	1999	1998	1997	1996	1995

	(Table in thousands)

Balance Sheet Data:

Cash and cash equivalents	$6,224	$6,594	$6,360	$14,637	$1

Working capital	8,792	7,387	7,885	21,619	(1,308)

Total assets	16,557	15,730	18,687	36,351	15,292

Long-term debt, less current portion	—	—	—	—	8,932

Convertible preferred stock	—	—	—	—	5,500

Redeemable preferred stock	—	—	—	—	5,500

Retained earnings (accumulated deficit)	(38,936)	(39,729)	(37,921)	(19,834)	(17,119)

Shareholders’ equity (deficit)	11,153	11,275	12,957	30,992	(15,990)

(1)	Prior to May 15, 1995, the Company elected to be treated as a small business corporation (S Corporation) for income tax purposes. The pro forma income taxes have been calculated using the statutory tax rates in effect during the applicable periods, as if the Company was taxable as a C Corporation. The pro forma income taxes also assume the adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, for all periods presented above.

(2)	Effective March 31, 1999, the Company sold its general consulting/general education business (consulting services other than its application-related services) to a third party. The results of operations for 1998 and 1997 have been reclassified to conform with the current year’s presentations. The Company did not segregate between application-related services and general consulting/general education revenues prior to 1997.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company is focused on delivering open, modifiable ERP and front-office enterprise application software solutions to mid-size U.S. companies with annual revenues between $25 million and $750 million. The Company has focused its resources, including product development, marketing and sales efforts, on the needs and requirements of companies in this market. The Company’s revenues currently consist primarily of software license fees and fees for service, primarily relating to the Company’s application including consulting, education and maintenance and support.

      The Company was organized in April 1992, and through calendar year 1994 a substantial part of the Company’s revenue was derived from technology resales and consulting and education services. The Company began selling its own license product in the fourth quarter of 1993. Since then, the Company has brought several additional applications to the market. Service fees remain the Company’s largest single revenue source, although the Company’s strategy is to seek to increase revenue generated from licensing its ERP Plus application products. On March 31, 1999 the company sold its general consulting and general education business (consulting and educations services other than its application-related services) to a third party. The results of operations for 1998 and 1997 have been reclassified to conform with the current year’s presentations. It also finalized its 1998 strategy to discontinue technology resales of various third-party software products.

      License fees represents revenue from licensing the Company’s ERP Plus application products and royalties earned on the Company’s ERP application products and related intellectual properties. Service fees represent revenue from implementing the Company’s ERP application products, consulting services, education services and maintenance and support services.

      Beginning January 1, 1998, the Company has recognized revenue in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by Statement of Position 98-4 (“SOP 98-4”), Deferral of the Effective Date of a Provision of SOP 97-2. Revenue is recognized from licenses of the Company’s software products when the contract has been executed, the product(s) has been shipped, collectibility is probable and the software license fees are fixed or determinable. In the event that the contract provides for multiple elements (e.g., software products, postcontract customer support, consulting services), the total fee is allocated to these elements based on “vendor-specific objective evidence” of fair value. If any portion of the license fees is subject to forfeiture, refund or other contractual contingencies, the Company will postpone revenue recognition until these contingencies have been removed. Historically, product returns and allowances have been immaterial. For those periods in which the Company marketed its development tools and third party technology resales, license revenue was recognized following the procedures above except that these products are generally licensed via shrinkwrap license agreements. The Company generally accounts for consulting and education services separate from software license fees for those multi-element arrangements where services are a separate element and are not essential to the customer’s functionality requirements and there is “vendor-specific objective evidence” of fair value for these services. If any portion of the license fees is subject to forfeiture, refund or other contractual contingencies, the Company will postpone revenue recognition until these contingencies have been removed. Historically, product returns and allowances have been immaterial. Consulting and education revenue is recognized as the services are performed. Revenue from support and maintenance activities is recognized ratably over the term of the maintenance period and the unrecognized portion is recorded as deferred revenue. Prior to January 1, 1998, the Company recognized revenue in accordance with the American Institute of Certified Public Accountants’ Statement of Position 91-1, Software Revenue Recognition.

      The AICPA published further guidance on applying the provisions of SOP 97-2 and SOP 98-4 in SOP 98-9 (“SOP 98-9”), “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Additionally, the AICPA issued technical questions and answers on financial accounting and reporting issues related to SOP 97-2 in January 1999. The Company began applying the provisions of SOP 98-9 on a prospective basis for new software transactions entered into beginning in the first quarter of 1999. The adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations and did not have a significant impact on its current licensing or revenue recognition practices.

      The Company’s primary focus in 1999 was to expand upon its 1998 plan to emphasize the Company’s commitment to give its customers an integrated suite of front-office and back-office solutions. As part of this focus, the Company sold its general consulting and general education business. In addition to the employees that left the Company in Connection with the ROI Transaction (that primarily worked in the Company’s general consulting business), the Company had a work force reduction of 11 people in the first quarter of 1999 that resulted in the Company recording a charge of $485,000. During 1999, the Company made a substantial investment in sales and marketing and also concentrated its research and development efforts on enhancing its Enterprise Application Software Solutions to better enable users to leverage the power of the Internet for business operations in the new e-economy.

      The discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company’s future actual results may differ materially from the results discussed herein, including those in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those risks discussed in this section under “Forward Looking Statements and Associated Considerations”.

Results of Operations

      The following table sets forth, for the periods indicated, certain financial data regarding the Company’s revenues derived from license fees, technology resales, and service fees:

  Revenue:

	For the Years Ended December 31,

	($ in thousands)
	1999	Change	1998	Change	1997

License fees	$9,257	11%	$8,342	30%	$6,434

Percentage of total revenue	45%		47%		35%

Technology resales	$0	(100%)	$858	(64%)	$2,385

Percentage of total revenue	0%		5%		13%

Service fees	$11,464	34%	$8,533	(10%)	$9,498

Percentage of total revenue	55%		48%		52%

      License Fees. The Company’s license fees are derived primarily from licensing the Company’s application products, and to a lesser extent, from licensing its development tools. In addition, any royalty fees earned are included in license fees. The Company establishes its licensing fees using a tiered pricing approach based on the number of concurrent servers and users. Source code licenses are available at an additional cost.

      License fees increased 30% from 1997 to 1998 primarily due to an increase in the number of license transactions for the Company’s ERP application software products. Management believes this increase is attributable to the Company’s successful execution of its focused marketing and sales strategy during 1998. This increase in license fees revenue was offset by lower revenue from licensing of the Company’s development tools, which were discontinued in early July 1998 due to the Company’s focus on application sales. During late December 1997 and through January 1998, the Company initiated a new plan to increase license revenues from its application products. Under this plan, the Company has focused its marketing and sales efforts on licensing its ERP Plus solutions, comprised of back-office and front-office application products, to mid-size U.S. companies in a defined target market. The decision to implement this strategy is the result of the Company’s assessment of the market for enterprise application software solutions, its existing suite of products, and its operational and development strengths. Management believes the Company’s implementation of this plan will help in accomplishing its strategic objective to increase license revenues from its application products; however, there can be no assurance that the Company will achieve this objective or that the Company’s license revenues will increase in accordance with management’s expectations.

      License fees increased 11% from 1998 to 1999 primarily due to an increase in the number of license transactions for the Company’s ERP application software products. Management believes this increase is attributable to the Company’s focused marketing and sales strategy initiated during 1998 and the additional investment the Company made to strengthen its marketing and sales organizations in the first quarter of 1999. The Company believes this investment offset the decrease in demand for ERP software during 1999. During 1999 the ERP software industry was impacted by the concern regarding Year 2000 readiness. Management believes that customers’ and potential customers’ purchasing patterns were affected in a number of ways. Many companies expended significant resources to upgrade their systems. Those expenditures resulted in reduced funds available for purchasing current software products, such as the Company offers.

      Technology resales. Technology resales are derived from licensing complementary client/server and internet development tools developed by other independent software vendors. The market for technology resales and related services is very competitive and is more price-sensitive than are the Company’s application product license fees and related services markets. In connection with the Company’s decision to discontinue sales of its development tools, during 1998 the Company also has significantly reduced its emphasis on technology resales. This action is consistent with the Company’s 1998 strategy focused on its ERP application products. As a result of these factors, technology resales revenue decreased 64% from 1997 to 1998 and 100% from 1998 to 1999. Due to the Company’s increased focus on the marketing and sale of its own ERP application products and increased market competition for technology resale products, in 1999 the Company discontinued its marketing and sales efforts for technology resale products.

      Service fees. The Company’s service fees consist of revenue from consulting, education, and support and maintenance services for the Company’s applications software licenses. Consulting services are primarily provided on a time and materials basis, education services are generally priced on a per-student basis and annual support and maintenance service fees are based on a percentage of the related license fees. During 1998, service fees declined 10% over 1997 due primarily to a decrease in the number of billable consultants as a result of closing certain unprofitable service areas, the Company’s December 1997 work force reduction, and higher than expected consultant turnover. Also, in conjunction with the work force reduction, employees who were transitioned from non-billable to billable positions within the Company were not billable to customers until the latter part of the March 31, 1998 quarter, following additional education and training. An additional factor impacting revenue from service fees was non-billable time spent by consultants in the Company’s ERP Plus internal application training program, which was undertaken during the second and third quarters of 1998. During 1999, service fees increased by 34% over 1998. The primary factors contributing to this increase were productivity improvements, a broader applications base and a higher level of customizations and multi-plant implementations. The Company believes that as revenue from licensing its application products increases, the demand for application consulting services (and related revenue) will correspondingly increase, as will service fees for maintenance and support. However; there can be no assurance that license revenue will continue to increase or that if it does increase, revenue from service fees will correspondingly increase.

Costs and expenses

      The following table sets forth, for the periods indicated, certain financial data regarding the Company’s costs associated with its license fees, technology resales, and services:

  Cost of revenue:

	For the Years Ended December 31,

	($ in thousands)
	1999	Change	1998	Change	1997

Cost of licenses	$994	48%	$670	(77%)	$2,975

Gross profit percentage	89%		92%		54%

Cost of technology resales	$0	(100%)	$592	(68%)	$1,871

Gross profit percentage	0%		31%		22%

Cost of services	$7,578	9%	$6,935	(8%)	$7,524

Gross profit percentage	34%		19%		21%

      Cost of Licenses. The cost of licenses consists primarily of production costs, royalties associated with modules of the Company’s application products, the cost associated with resales made by VAR’s and the amortization of intangible assets. The cost of licenses decreased 77% from 1997 to 1998 due to lower amortization of intangible assets and lower royalties. The cost of licenses increased 48% from 1998 to 1999 as a result of higher license revenue and the higher expense associated with increased VAR sales in 1999.

      Cost of Technology Resales. The cost of technology resales consists primarily of costs associated with resales of complementary client/server and internet development tools developed by independent software vendors. The cost of technology resales decreased in 1998 and 1999 compared to the prior year because of the decrease in technology resales revenue described previously in this section.

      Cost of Services. The cost of services consists primarily of compensation and travel costs associated with providing consulting, product support and maintenance, technical services and education. The cost of services decreased 8% from 1997 to 1998 due to a decrease in the number of consultants as a result of closing certain unprofitable service areas and the Company’s December 1997 work force reduction. The cost of services increased 9% from 1998 to 1999 due to the increase in volume of revenue for services.

      The decrease in gross profit percentage from 21% during 1997 to 19% during 1998 resulted from lower service revenue resulting in lower productivity. The increase in gross profit percentage from 19% during 1998 to 34% in 1999 was a result of higher revenue resulting in higher productivity and efficiencies.

      The following table sets forth, for the periods indicated, certain financial data regarding the Company’s operating expenses:

  Operating expenses

	For the Years Ended December 31,

	($ in thousands)
	1999	Change	1998	Change	1997

General and administrative	$4,476	15%	$3,886	(49%)	$7,687

Percentage of total revenue	22%		22%		42%

Sales and marketing	$8,022	31%	$6,103	(45%)	$11,075

Percentage of total revenue	39%		34%		60%

Research and development	$4,504	18%	$3,820	(34%)	$5,787

Percentage of license fees revenue	49%		46%		90%

      General and administrative (“G&A”). G&A expenses include general compensation, communications, accounting, human resources, legal and related facilities expenses. The decrease in G&A expenses from 1997 to 1998 is primarily due to the Company’s implementation of the financial operating plan consistent with its marketing and sales focus which included a work force reduction. The increase in G&A expenses from 1998 to 1999 is primarily related to higher outside legal expenses associated with the class action litigation as referenced in note 10(b), Commitments and Contingencies, settlement of certain outstanding litigation matters and higher bad debt expenses.

      Sales and Marketing. Sales and marketing expenses primarily consist of compensation paid to sales and marketing personnel, costs of marketing programs, and related communication costs. Sales and marketing expenses decreased as a percentage of total revenue to 34% during 1998 as a result of the Company’s implementation of its financial operating plan and the Company’s restructuring of its marketing and sales organizations. During December 1997, the Company recorded a charge of $1,010,000 for work force reductions and other charges with the intent to significantly reduce operating expenses and the usage of cash. The charge included severance and related costs associated with 50 employees, a charge for impairment of property and equipment, costs related to office downsizing or closings, and other costs. During 1998, the Company recruited a senior vice president of marketing and senior vice president of direct sales, transitioned a marketing executive into channel sales, centralized its marketing organization in the Company’s Tampa headquarters, and increased the number of U.S. regional sales offices and regional sales vice presidents from three to six. Sales and marketing expenses increased as a percentage of total revenue in 1999 to 39% from 34% in 1998. This was a result of the Company’s accelerated investments in its marketing and sales organizations. These investments included hiring additional personnel in the direct sales organization, including regional vice presidents, field sales representatives and pre-sales specialists, a change in the Company’s commission structure designed to drive growth in ERP Plus application product sales, investments in marketing programs focused on increasing awareness of the Company and its products and expansion of the Company’s marketing and telemarketing organization. There can be no assurance that these investments will result in continued higher revenues for the Company

      Research and development (“R&D”). R&D costs consist primarily of compensation and related facilities, software and equipment costs associated with developing, maintaining and enhancing the Company’s products. Historically, the Company has not capitalized any internal R&D costs as the costs incurred during the period between the point in time that technological feasibility is established and that a product is released to the market have been insignificant. In 1999, the Company capitalized $300,000 in R&D costs paid to a third party for the conversion of certain existing software from one architecture to another. R&D costs decreased 34% from 1997 to 1998 due to the Company’s implementation of the 1998 financial operating plan and related workforce reduction. R&D costs increased 18% from 1998 to 1999 primarily due to increased personnel costs.

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

      During the first quarter of 1999, the Company recorded a charge related to a work force reduction and other related expenses totaling $485,000. This amount included severance and related costs of $391,000 and costs of $94,000 related to office downsizing or closings. As of December 31, 1999, approximately $45,000 remains in accrued liabilities for payments to be made during the first quarter of fiscal 2000.

Income Tax Expense (Benefit)

      For the year ended December 31, 1999 the Company recorded no income tax expense, since its net operating loss carryforwards substantially offset any taxable income realized during the period. As of December 31, 1999 the Company has a deferred tax asset of $9.6 million, which has been fully reserved. The decision to fully reserve the deferred income tax asset was based on the uncertainty as to the ultimate realization of the asset due to the Company’s continued losses from operations. Any realization of the Company’s net deferred tax asset will reduce the Company’s effective tax rate in future periods.

Liquidity and Capital Resources

      At December 31, 1999, 1998 and 1997, the Company had available cash and cash equivalents of $6.2 million, $6.6 million and $6.4 million respectively, and working capital of $8.8 million, $7.4 million and $7.9 million, respectively.

      On March 29, 1999, the Company entered into an agreement with its bank for a $10 million credit facility (“1999 Line of Credit”). The 1999 Line of Credit consists of a commitment for a revolving line of credit totaling $5 million, with an additional $5 million of uncommitted funding. The first $2 million of the 1999 Line of Credit is unsecured, with an interest rate equal to the 90-day floating LIBOR rate plus 150 or 200 basis points, based on the Company’s tangible net worth. The 1999 Line of Credit requires the Company to maintain certain financial ratios. Draws from $2 million to $5 million will be conditioned upon the Company’s compliance with an additional financial ratio, or alternatively, may be secured by the Company’s accounts receivable and inventory. Draws in excess of $5 million will be subject to terms agreed to at the time of the draw. The 1999 Line of Credit expires on May 30, 2000. The Company intends to renew this line of credit upon expiration. At December 31, 1999, no balance was outstanding on the 1999 Line of Credit.

      Net cash provided by (used in) operating activities for the years ended December 31, 1999, 1998 and 1997 was $(7.6) million, $0.3 million and $(7.6) million, respectively. The increase in 1999 was the result of the operating loss for the year, management’s decision to invest a substantial portion of the proceeds from the sale of its general consulting business and the higher receivable at the end of the year from the higher sales volume. The significant improvement from 1997 to 1998 was largely the result of the Company’s implementation of its 1998 financial operating plan and associated work force reduction. Use of cash in 1997 was primarily the result of the Company’s net losses during that year.

      Net cash provided by (used in) investing activities for the years ended December 31, 1999, 1998 and 1997 totaled $6.5 million, $(0.2) million and $(0.7) million, respectively. Such uses generally were for purchases of furniture, fixtures, and communication and computer equipment. In 1998, the net cash used was reduced by $0.5 million cash received as a result of the Company exercising a put option related to its $1.5 million investment made in 1996. In 1999, the net cash provided was the $6.7 million received from the sale of its general consulting and general education business as well as $0.5 million cash received as a result of the Company exercising a put option related to its $1.5 million investment made in 1996.

      Net cash provided by financing activities for the years ended December 31, 1999, 1998 and 1997 totaled $0.8 million, $0.1 million and $0.1 million, respectively. These amounts generally relate to the exercise of options for common stock.

      To date, inflation has not had a material effect on the Company’s financial results. There can be no assurance, however, that inflation may not adversely affect the Company’s financial results in the future.

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

      The Company believes that, based upon its projected revenues and operating expense levels, funds generated from operations, existing cash and cash equivalents and its short-term accounts receivable, together with the availability of the Line of Credit, will be sufficient to finance the Company’s operations for at least the next twelve months. See “Forward Looking Statements and Associated Considerations — Liquidity.”

      As noted previously, effective March 31, 1999, the Company sold the net assets of its general consulting/general education business to a third party. Consideration totaled approximately $10 million and consisted of a combination of cash, PowerCerv Common Stock and secured promissory notes. Under the terms of the agreement, the Company received approximately $6.7 million in cash in 1999. The remaining consideration is evidenced by a $0.8 million promissory note which will mature in 2004.

Impact of the Year 2000

      In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $400,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Forward-Looking Statements and Associated Considerations

      This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. In addition, the Company may, from time to time, make oral forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Such statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations; (ii) the industry in which the Company operates; (iii) the Company’s business and growth strategies; and (iv) other matters. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements. Factors to consider in evaluating any forward-looking statements and the other information contained herein include the following:

      Fluctuations in Quarterly Activities and Results of Operations. The Company has experienced significant fluctuations in its revenues and operating results from quarter to quarter and anticipates that it will continue to experience such quarterly fluctuations. Factors that may contribute to such fluctuations include, among others, the demand for and market acceptance of the Company’s products and services, the size and timing of the Company’s sales, the level of product and price competition encountered, the length of the sales cycle, the timing of the Company’s and its competitors’ product releases and enhancements, reduction in demand for existing products and shortening of product life cycles, customer order deferrals in anticipation of new products, changes in the Company’s and its competitors’ pricing policies, variations in the length of the product implementation cycle, software defects and other product quality problems, the mix of products and services sold, changes in the Company’s sales and marketing organizations and the sales and marketing incentives, the mix of direct versus indirect sales, reassignment of consultants from providing billable services to research and development positions, changes in the Company’s operating expenses, personnel changes, changes in the renewal rate of the Company’s maintenance agreements, seasonal factors that generally influence purchasing decisions of application software products, conditions or events in our target market, budgeting cycle of the Company’s customers, and general economic conditions. Any one or more of these or other factors could have a material adverse effect on the Company’s business, financial condition and results of operations. The potential occurrence of any one or more of these factors makes the prediction of revenue and results of operations on a quarterly basis difficult.

      License revenues for the Company’s application products generally reflect a relatively high amount of revenue per order. The loss or delay of individual orders for these products, therefore, could have a more significant impact on the revenues and quarterly results of the Company than on those of companies with higher sales volumes and lower revenues per order. The Company’s software products generally are shipped as orders are received (generally no significant order backlog exists), and revenues are recognized as software products are shipped if collection is probable and the remaining Company obligations are insignificant. As a result, software license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. The timing of license revenues derived from sales of the Company’s application products is difficult to predict because of the length of the sales cycle for these products. In addition, the Company’s license revenues occur predominantly in the third month of each quarter and tend to be concentrated in the last weeks or days of a quarter. Accordingly, the Company’s quarterly results of operations are difficult to predict and delays in product delivery or in closings of license sales near the end of a quarter could cause quarterly revenues and, to a greater degree, net income, to fall substantially short of anticipated levels. Since the Company’s operating expenses are based on anticipated revenue trends and because a high percentage of the Company’s expenses are relatively fixed, a delay in the recognition of revenue from a limited number of application license transactions could cause significant variations in the Company’s operating results from quarter to quarter and could result in losses. To the extent such expenses precede, or are not subsequently followed by, increased revenues, the Company’s operating results would be materially adversely affected. In addition, the achievement of anticipated revenues is substantially dependent on the ability of the Company to attract, on a timely basis, and retain skilled personnel, especially sales and service personnel. As a result of these factors, revenues for any quarter are subject to significant variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Fluctuations in operating results may also result in volatility in the price of the Company’s Common Stock.

Competition. The market for enterprise software application products and services is intensely competitive, rapidly changing and significantly affected by new product offerings and other market activities. A number of companies offer products similar to the Company’s products and services, which are targeted at mid-size U.S. Companies. In addition, the Company’s market has no proprietary barriers to entry, which would limit competitors from developing similar products or selling competing products. Many of the Company’s existing competitors, as well as a number of potential competitors, have longer operating history, more established marketing and sales organizations, greater name recognition, larger R&D and technical organizations, significantly greater financial and technical resources and a larger installed base of customers than the Company. As a result, these competitors may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than can the Company. There can be no assurance that the Company will be able to compete successfully with existing or new competitors or that such competitors will not offer or develop products that are superior to the Company’s products or that achieve greater market acceptance.

Economic and Market Condition Risks. Various segments of the software industry have experienced significant economic downturns characterized by decreased product demand, price erosion, work slowdown and layoffs. In addition, there is increasing uncertainty in the ERP market attributed to many factors, including global economic conditions and strong competitive forces. Our future license fee revenue and results of operations may experience substantial fluctuations from period to period as a consequence of these factors and such conditions may affect the timing of orders from major customers and other factors affecting capital spending. Although we have a diverse client base, we have targeted a number of vertical markets. As a result, any economic downturns in general or in our targeted vertical markets would have a material adverse effect on our business, operating results or financial condition.

Lengthy Sales Cycle. Customers in our target market make a significant capital investment in purchasing our ERP application solution. Potential customers spend significant time and resources on determining which software to purchase. This requires us to spend substantial time, effort and money educating and convincing prospective customers to purchase our software over our competitors. Selling our ERP application solution requires an extensive sales effort because the decision to license software generally involves evaluation by a significant number of customer personnel in various functional and geographic areas. The Company also has no control over which company a customer favors or if the customer chooses to delay or forego a purchase. Due to all of these factors, the sales cycle generally ranges from a minimum of three (3) months up to twelve (12) months. Since the sales cycle is unpredictable, the Company cannot precisely forecast the timing or amount of specific license sales. Furthermore, license sales may vary from quarter to quarter. Any delays associated with closing large license transactions could have a material adverse effect on the Company’s business, operating results and financial condition.

Ability to Manage Change. The Company was incorporated in April 1992 and commercially shipped its initial products in late 1993. Since inception and through 1996, the Company experienced rapid growth in its revenue, the number of its employees and the scope of its operations. Beginning in 1997 and through 1999, the Company initiated restructuring and reorganization efforts resulting in a reduction in the number of employees. The number of Company employees, for example, has fluctuated from 372 as of December 31, 1997, to 281 as of December 31, 1998 and to 193 as of December 31, 1999. The Company’s rapid growth has resulted in, and is expected to continue to create, new and increased responsibilities for management personnel, as well as additional demands on the Company’s operating and financial systems, including addressing and reducing employee turnover. The Company’s business and future growth will depend on the efforts of key management personnel and the Company’s ability to attract and retain qualified management personnel. The Company’s business plan will also require it to recruit additional qualified technical personnel, to enhance its managerial systems for its operations, and to successfully integrate new employees and systems into its existing operations. If the Company is unable to manage change effectively, the Company’s business, financial condition and results of operations could be materially adversely affected.

The Company began operations primarily as a VAR of client/server software development tools developed by third parties and as a provider of related consulting services. For each quarter since that time, including the quarter ended December 31, 1999, revenue from services has accounted for at least a majority of the Company’s revenue. The Company’s strategy is to seek to increase its revenue from the sale of the Company’s ERP Plus application software products as a percentage of total revenue. However, selling, distributing and supporting computer software may demand different sales, technological and management skills than providing software consulting services. To be successful, the Company and its management will be required to adapt to the changing nature of the Company’s business. Any failure to do so would have a material adverse effect on the Company’s business, financial condition and results of operations.

In 1997, the Company incurred an $18.1 million net loss on license revenues of $6.4 million. In late 1997 and early 1998, the Company underwent a reduction in work force of approximately 50 persons resulting in work force reduction and other charges of $1,010,000. In 1998, the Company hired a new President/COO with extensive application software company management experience, and implemented a strategy to focus its operations on the sale of its ERP Plus application products to mid-size U.S. discrete manufacturing companies. Also during 1998, the Company recorded profits in its third and fourth quarters, and reduced its loss to $1.8 million for the year. In 1999, the Company took further measures to focus its business on the development, marketing, sale, implementation and training of its ERP Plus application products. On March 31, 1999, the Company sold the net assets of its general consulting/general education business to a third party to further increase the Company’s focus on selling ERP application software solutions to its target market. The Company believes that its management team, its emphasis on sales and ERP Plus application products and its success to date with this strategic financial condition of the Company; however, there can be no assurance that the Company will achieve those objectives in connection with this focused operating strategy.

The Company has pursued, and will continue to pursue, growth opportunities through internal development and, if appropriate opportunities arise, acquisition of complementary enterprises and products. The Company competes for acquisition and expansion opportunities with many entities that have substantially greater resources. In addition, acquisitions may involve difficulties in the retention of personnel, diversion of management’s attention, unexpected legal liabilities, and tax and accounting issues. There can be no assurance that the Company will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into its operations or expand into new markets. Once integrated, acquisitions may not achieve levels of revenue, profitability or productivity comparable to the existing business of the Company or otherwise perform as expected. The occurrence of any of these events could have a material adverse effect on the Company’s business, financial condition and results of operations.

Liquidity. On December 31, 1999, the Company’s cash and cash equivalents were $6.2 million. If the Company’s existing cash reserves prove insufficient to fund its operating needs, and the Company is not able to borrow against its 1999 Line of Credit in accordance with its terms (or obtain the revenue of its Line of Credit upon expiration), management may be required to seek alternative capital funding sources. Further, there can be no assurances that such funds would be available to the Company, or if available would be on terms satisfactory to the Company.

Availability of Consulting Personnel. The Company’s application products generally require that some level of post-sale technical consulting and implementation services and related education and training be provided to the end-user customer. The Company’s future success will depend on its ability to recruit, hire, train, retain and provide enough application and technical consultants or, alternatively, to continue to develop and expand relationships with third party organizations willing and able to provide these services. There can be no assurance that the Company will be able to achieve these objectives and, if it is unable to do so, this could have a material adverse effect on the Company’s business, financial condition and results of operations.

Dependence on Product Development and Associated Risks. The enterprise resource planning application software market is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. The Company’s future success will depend upon its ability to enhance its current products, and to develop and introduce new products on a timely basis that keep pace with technological developments, respond to evolving customer requirements and achieve market acceptance. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness or revenue. In the past, the Company has experienced unexpected delays in the introduction of certain of its products, which has had an adverse impact on the Company’s revenue. Also, new products, when first released by the Company, may contain undetected difficulties or defects that, despite testing by the Company, are discovered only after they have been installed and used by customers. There is no assurance that such difficulties will not be discovered in the future, causing significant customer relations issues, delays in product introduction and shipments, or requiring design modifications that could adversely affect the Company’s competitive position, business, financial condition and results of operations. In addition, there can be no assurance that new products or product enhancements developed by the Company will achieve market acceptance, in which case the Company’s business, financial condition and results of operations could be adversely affected. See “Business — Product Development.”

Dependence on New Products. The Company’s future success will depend heavily on sales of the Company’s products including its ERP Plus applications, and the failure of these products to find market acceptance would have a material adverse effect on the Company’s business, financial condition and results of operations. Also, new products, when first released by the Company, may contain undetected difficulties or defects that, despite testing by the Company, are discovered only after they have been installed and used by customers. In response, the Company’s support staff provides software fixes and maintenance releases designed to correct or work around these difficulties or defects, most of which are uncovered in the months immediately following commercial release of a new product. There can be no assurance that such difficulties will not be discovered in the future, causing significant customer relations issues, delays in product introduction and shipments, or requiring design modifications that could adversely affect the Company’s competitive position, business, financial condition and results of operations. See “Business — Products and Services.”

Dependence on PowerBuilder® and others. The Company currently derives substantially all its revenue from (i) sales of its application products written using PowerBuilder software and various relational database management software products available from Microsoft and Sybase and (ii) consulting, education and maintenance services related to all of these products. As a result, any factor adversely affecting demand for or use of PowerBuilder or adversely affecting the Company’s relationship with Sybase or Microsoft could have a material adverse effect on the Company’s business, financial condition and results of operations. Moreover, any changes in or new versions of PowerBuilder or business decisions by Sybase related to the long-term product status of PowerBuilder that require changes to the Company’s products could materially adversely affect the Company’s business, financial condition and results of operations if the Company were not able to successfully develop or implement such changes in a timely fashion. The Company’s future financial performance will also depend in part on the successful development and introduction of new and enhanced versions of PowerBuilder and other products, and customer acceptance of such new and enhanced products. See “Business — Products and Services.”

Dependence on Proprietary Technology; Risks of Third-Party Claims for Infringement. The Company regards its products as proprietary trade secrets and confidential information. The Company relies on a combination of copyright, trademark and trade secrets laws, employee and third-party nondisclosure agreements and other industry standard methods for protecting ownership of its products. There can be no assurance, however, that in spite of these precautions, an unauthorized third party will not use, copy or reverse engineer portions of the Company’s products. In addition, the laws of some foreign countries do not protect the Company’s proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the methods used by the Company to protect its products will be adequate or that the Company’s competitors will not independently develop products that are substantially equivalent or superior to the Company’s products.

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

There has been substantial litigation in the software industry involving intellectual property rights. Although the Company does not believe that it is infringing the intellectual property rights of others, there can be no assurance that such claims will not be asserted and, if asserted, would not have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, if the Company acquires or licenses a portion of the software included in its products from third parties, its exposure to infringement actions may increase because the Company must rely upon such third parties for information as to the origin and ownership of such acquired or licensed software. Although the Company has obtained and intends to continue to obtain representations as to the origins and ownership of such acquired or licensed software and obtain indemnification to cover any breach of any such representations, there can be no assurance that such representations will be accurate or that such indemnification will provide adequate compensation for any breach of such representations. In the future, litigation may be necessary to enforce and protect trade secrets, copyrights and other intellectual property rights of the Company. The Company may also be subject to litigation to defend against claimed infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. Any such litigation could be costly and divert management’s attention, either of which could have a material adverse effect on the Company’s business, financial condition and results of operations. Adverse determinations in such litigation could result in the loss of the Company’s proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from selling its products, any one of which would have a material adverse effect on the Company’s business, financial condition and results of operations. See “Business — Intellectual Property and Other Proprietary Technology.”

Expansion of Indirect Channels; Potential for Channel Conflict. The Company markets its application products and services directly through both a direct sales force and telesales, and indirectly through marketing channels such as VARs, OEMs, channel partners and distributors. Although VARs, OEMs, channel partners and distributors accounted for a growing percentage in 1997, 1998 and 1999, the Company is increasing resources dedicated to developing and expanding indirect marketing channels. There can be no assurance that the Company will be able to attract and retain a sufficient number of qualified VARs, OEMs, teaming partners and distributors to market successfully the Company’s tools and applications. The failure to retain its VARs, OEMs, channel partners and distributors could have a material adverse effect on the Company’s business, financial condition and results of operations.

Relationships with VARs, OEMs, teaming partners and distributors are usually established through formal reseller agreements. In many cases, these agreements may be terminated by either party at any time without cause. Therefore, there can be no assurance that any VAR, OEM, teaming partner or distributor will continue to represent the Company’s products, and the inability to retain certain VARs, OEMs, teaming partners or distributors could have a material adverse effect on the Company’s business, financial condition and results of operations.

Selling through indirect channels may limit the Company’s contacts with its customers. As a result, the Company’s ability to accurately forecast sales, evaluate customer satisfaction and recognize emerging customer requirements may be hindered. The Company’s strategy of marketing its products directly to end-users and indirectly through VARs, OEMs, teaming partners and distributors may result in distribution channel conflicts. The Company’s direct sales efforts may compete with those of its indirect channels and, to the extent different resellers target the same customers, resellers may also come into conflict with each other. Although the Company has attempted to manage its distribution channels in a manner to avoid potential conflicts, there can be no assurance that channel conflicts will not materially adversely affect its relationships with existing VARs, OEMs, teaming partners or distributors or adversely affect its ability to attract new VARs, OEMs, teaming partners and distributors. See “Business — Marketing, Sales and Distribution.”

Voting Control by Management. The executive officers and directors of the Company beneficially own approximately 48% of the outstanding Common Stock as of February 19, 2000. As a result, while there is no agreement or understanding among these persons with respect to the voting of their Common Stock, if they vote together, they may effectively be able to control the outcome of matters requiring a shareholder vote, including the election of directors, adopting or amending provisions of the Company’s Articles of Incorporation and Bylaws, and approving mergers or other similar transactions, such as sales of substantially all the Company’s assets. To the extent there is control, such control by the officers and directors may have the effect of discouraging certain types of transactions involving an actual or potential change of control of the Company, including transactions in which the holders of Common Stock might otherwise receive a premium for their shares over then-current market prices. In addition, the possibility of such persons exercising such control may limit the price that certain investors may be willing to pay in the future for shares of the Company’s Common Stock. Moreover, the Company is not prohibited from engaging in transactions with its management and principal shareholders, or with entities in which such persons have an interest. The Company’s Articles of Incorporation do not provide for cumulative voting in the election of directors.

Dependence on Key Personnel. The Company’s success depends to a significant extent upon a number of key management and technical personnel, including its Chairman, Marc J. Fratello, and its President and Chief Executive Officer, Michael J. Simmons, the loss of either of whom could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company believes that its future success will also depend in large part upon its ability to attract and retain highly skilled technical, management, sales and marketing personnel. Competition for such personnel in the computer software industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Departures and additions of key personnel may be disruptive to the Company’s business and could have a material adverse effect on the Company’s business, financial condition and results of operations.

Possible Volatility of Stock Price. The Company’s stock price has fluctuated substantially since its March 1, 1996 initial public offering in March 1996. The market price of the Common Stock is subject to significant fluctuations in response to quarterly and annual operating results of the Company, the gain or loss of significant customer orders, announcements of technological improvements or new products by the Company or its competitors, changes in financial estimates by securities analysts, changes in general conditions in the economy, the financial markets or the computer software industry, or other developments affecting the Company, its customers or its competitors, some of which may be unrelated to the Company’s performance and beyond the Company’s control. The stock of many technology companies has experienced extreme price and volume fluctuations unrelated to the operating performance of those companies. These market fluctuations have adversely affected and may continue to adversely affect the market price of the Company’s Common Stock.

Item  7A.     Quantitative And Qualitative Disclosures About Market Risk

      The Company had no holdings of derivative financial or commodity instruments at December 31, 1999. The Company has no significant exposure to interest rate or foreign currency exchange rate risks. An increase in interest rates of 100 basis points would not significantly impact the Company’s net income. Generally, all of the Company’s business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations should not have a significant impact on the Company.

Item  8.     Financial Statements and Supplementary Data

      The Company’s Consolidated Financial Statements and Notes thereto and the reports of Ernst & Young LLP and KPMG LLP, the Company’s independent accountants, are set forth on the pages indicated in Item 14.

Item  9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There were no disagreements with respect to the Company’s independent accountants during 1999. As discussed and more fully described in the Company’s Form 8-K dated July 7, 1998, the Company appointed Ernst & Young as its independent accountants and terminated its relationship with KPMG during 1998.

PART III

       Certain information required by Part III is omitted from this Report on Form 10-K since the Company will file a definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 1, 2000, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), not later than 120 days after the end of the year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

Item  10.     Directors and Executive Officers of the Registrant

      The information required by this Item is incorporated by reference from the section entitled “Directors and Executive Officers” in the Proxy Statement.

Item  11.     Executive Compensation

      The information required by this Item is incorporated by reference from the section entitled “Executive Compensation” in the Proxy Statement.

Item  12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated by reference from the section entitled “Stock Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item  13.     Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference from the section entitled “Certain Transactions” in the Proxy Statement.

PART IV

Item  14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)  The following documents are filed as part of this Report:

      1.  Financial Statements

Page

Independent Auditors’ Report — KPMG LLP
Report of Independent Certified Public Accountants — Ernst & Young LLP
Consolidated Balance Sheets as of December 31, 1999 and 1998
Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 1999
Consolidated Statements of Shareholders’ Equity for each of the years in the three-year period ended December 31, 1999
Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1999
Notes to Consolidated Financial Statements

      2.  Financial Statement Schedules

      The following consolidated financial statement schedules are included herein:

Page

Schedule II — Schedule of Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 1999

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

      3.  Exhibits

Exhibit
Number		Description

3.1	—	Articles of Incorporation of the Company effective as of January 1, 1996, as amended by the Articles of Amendment dated as of January 9, 1996 (incorporated herein by reference to Exhibit Number 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-00250)).
3.2	—	Bylaws of the Company (incorporated herein by reference to Exhibit Number 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-00250)).
10.1	—	Loan Agreement and related promissory note, security agreements and guarantees, each dated October 31, 1996, among NationsBank, N.A. (South) and the Company, for a $5,000,000 revolving line of credit (incorporated herein by reference from Exhibit Number 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).
10.2	—	NationsBank Commitment Letter dated October 9, 1997, and related promissory note dated October 22, 1997, extending the maturity of the Company’s $5,000,000 revolving line of credit (incorporated herein by reference from Exhibit Number 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).
10.3	—	Amendment to Loan Agreement, dated January 26, 1998, among NationsBank, N.A. and the Company, related to the Company’s $5,000,000 revolving line of credit (incorporated herein by reference from Exhibit Number 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

Exhibit
Number		Description

10.4	—	Loan Agreement and related promissory note, dated March 29, 1999, among NationsBank, N.A. and the Company, related to the Company’s $10,000,000 credit facility (incorporated herein by reference from Exhibit Number 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.5	—	Employment, Noncompetition, Development and Confidentiality Agreement, dated April 10, 1997, between the Company and Marc J. Fratello (incorporated herein by reference from Exhibit Number 10.2 to the Company’s Quarterly Report on Form 10-Q for the calendar quarter ended March 31, 1997).
10.6	—	Employment, Noncompetition, Development and Confidentiality Agreement, dated April 10, 1997, between the Company and Roy E. Crippen, III (incorporated herein by reference from Exhibit Number 10.3 to the Company’s Quarterly Report on Form 10-Q for the calendar quarter ended March 31, 1997).
10.7	—	Executive Employment Agreement, dated February 19, 1998, between the Company and Michael J. Simmons (incorporated herein by reference from Exhibit Number 10.2 to the Company’s Quarterly Report on Form 10-Q for the calendar quarter ended June 30, 1998).
10.8	—	Amended and Restated Executive Employment Agreement, dated April 7, 1998, between the Company and Stephen M. Wagman (incorporated herein by reference from Exhibit Number 10.4 to the Company’s Quarterly Report on Form 10-Q for the calendar quarter ended June 30, 1998).
10.9	—	Executive Employment Agreement, dated April 10, 1997, between the Company and Ronald D. Nall (incorporated herein by reference from Exhibit Number 10.5 to the Company’s Quarterly Report on Form 10-Q for the calendar quarter ended June 30, 1998).
10.10	—	Asset Purchase Agreement, dated March 30, 1999, by and between the Company and R.O.I Consulting, Inc. (incorporated herein by reference from Exhibit Number 2 to the Company’s Current Report on Form 8-K filed on April 13, 1999).
22	—	Subsidiary of the Registrant (incorporated herein by reference from Exhibit Number 21 to the Company’s Registration Statement on Form S-1 (File No. 333-00250)).
23.1	—	Consent of Independent Certified Public Accountants — Ernst & Young LLP
23.2	—	Independent Auditors’ Consent—KPMG LLP
27.1	—	Financial Data Schedule (for SEC use only).

      (b)  Reports on Form 8-K

      None.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

PowerCerv Corporation:

      We have audited the accompanying consolidated statements of operations, shareholders’ equity and cash flows of PowerCerv Corporation and subsidiary for the year ended December 31, 1997. In connection with our audit of these consolidated financial statements, we also have audited the 1997 information in the financial statement schedule as listed under Item 14 of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the 1997 consolidated financial statements and attendant information in the financial statement schedule based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of PowerCerv Corporation and subsidiary for the year ended December 31, 1997, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the information in the 1997 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ KPMG LLP

Tampa, Florida

January 26, 1998

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors

PowerCerv Corporation

      We have audited the accompanying consolidated balance sheet of PowerCerv Corporation as of December 31, 1999 and 1998, and the related consolidated statement of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 1999. Our audits also include the information relating to the years ended December 31, 1999 and 1998, on the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PowerCerv Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended December 31, 1999 and 1998, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Tampa, Florida

January 20, 2000

POWERCERV CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 1999 and 1998

	1999	1998

ASSETS

Current assets:

Cash and cash equivalents	$6,224,258	$6,594,430
Accounts receivable, net of allowance of $1,545,000

in 1999 and $1,480,000 in 1998	6,952,168	5,007,263

Inventories	48,427	137,492

Other current assets	144,044	102,732

Total current assets	13,368,897	11,841,917

Property and equipment, net	1,231,054	2,238,936

Intangible assets, net	320,960	555,657

Investment in third-party	500,000	1,000,000

Notes receivable	827,500	—

Deposits and other	308,798	93,809

Total assets	$16,557,209	$15,730,319

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$489,034	$637,209

Accrued expenses	2,086,992	1,954,069

Deferred revenue	2,000,468	1,863,882

Total current liabilities	4,576,494	4,455,160

Deferred gain on sale of business	827,500	—
Commitments, contingencies and related party
transactions

Shareholders’ equity:
Common stock, $.001 par value, 45,000,000 shares
authorized; 13,428,000 shares and 13,837,000 shares
issued and outstanding at December 31, 1999 and

1998, respectively	13,428	13,837

Additional paid-in capital	50,076,095	50,990,134

Accumulated deficit	(38,936,308)	(39,728,812)

Total shareholders’ equity	11,153,215	11,275,159

Total liabilities and shareholders’ equity	$16,557,209	$15,730,319

See accompanying notes to consolidated financial statements.

POWERCERV CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 1999, 1998 and 1997

	1999	1998	1997

Revenue:

License fees	$9,257,199	$8,342,230	$6,433,813

Technology resales	—	857,887	2,385,028

Service fees	11,463,838	8,532,805	9,498,559

Total revenue	20,721,037	17,732,922	18,317,400

Costs and expenses:

Cost of licenses	993,612	670,082	2,975,425

Cost of technology resales	—	592,439	1,871,046

Cost of services	7,578,288	6,935,061	7,523,707

General and administrative	4,476,042	3,886,360	7,686,842

Sales and marketing	8,021,833	6,102,916	11,075,102

Research and development	4,504,162	3,819,587	5,787,529

Work force reduction and other	485,252	—	1,010,000

Total costs and expenses	26,059,189	22,006,445	37,929,651

Operating loss	(5,338,152)	(4,273,523)	(19,612,251)

Other income (expense):

Interest expense	(26,811)	(14,851)	(13,966)

Interest income	297,152	314,877	615,126

Miscellaneous expense	(10,192)	1,346	(23,150)

Total other income	260,149	301,372	578,010

Operations disposed of during 1999

Revenues	2,463,637	12,237,770	14,769,327

Costs and expenses	2,239,824	10,073,504	12,110,847

	223,813	2,164,266	2,658,480

Gain on sale of business	5,646,694	—	—

	5,870,507	2,164,266	2,658,480

Income (loss) before income taxes	792,504	(1,807,885)	(16,375,761)

Income tax expense (benefit)	—	—	1,711,500

Net income (loss) and comprehensive income (loss)	$792,504	$(1,807,885)	$(18,087,261)

Net income (loss) per share:

Basic and diluted	$0.06	$(0.13)	$(1.31)

Shares used in computing net income (loss) per share:

Basic	13,322,000	13,817,000	13,839,000

Diluted	14,389,000	13,817,000	13,839,000

See accompanying notes to consolidated financial statements.

POWERCERV CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 1999, 1998 and 1997

	Common Stock
			Additional		Total
		Par	Paid-in	Accumulated	Shareholders’
	Shares	Value	Capital	Deficit	Equity

Balance, January 1, 1997	$13,783,000	13,783	$50,812,156	$(19,833,666)	$30,992,273

Issuance of common stock	14,000	14	52,106	—	52,120

Net loss	—	—	—	(18,087,261)	(18,087,261)

Balance, December 31, 1997	13,797,000	13,797	50,864,262	(37,920,927)	12,957,132

Issuance of common stock	40,000	40	125,872	—	125,912

Net loss	—	—	—	(1,807,885)	(1,807,885)

Balance, December 31, 1998	13,837,000	13,837	50,990,134	(39,728,812)	11,275,159

Issuance of common stock	291,000	291	796,511	—	796,802

Stock received as consideration for sale of the general consulting business	(700,000)	(700)	(1,836,800)	—	(1,837,500)

Issuance of warrant	—	—	126,250	—	126,250

Net income	—	—	—	792,504	792,504

Balance, December 31, 1999	13,428,000	$13,428	$50,076,095	$(38,936,308)	$11,153,215

See accompanying notes to consolidated financial statements.

POWERCERV CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 1999, 1998 and 1997

	1999	1998	1997

Cash flows from operating activities:

Net income (loss)	$792,504	$(1,807,885)	$(18,087,261)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	1,177,169	1,451,285	3,420,837

Gain on sale of business	(5,646,694)	—	—

Deferred income taxes:	—	—	1,657,700

Deferred revenue	272,850	371,809	(286,296)

Provision for uncollectible accounts	290,474	(155,841)	2,011,453

Changes in assets and liabilities, net of effect of divestiture:

Accounts receivable	(4,026,614)	2,073,928	1,783,165

Refundable income taxes	—	—	103,170

Inventories	14,956	17,534	105,663

Deposits and other	(240,310)	42,943	(12,873)

Accounts payable and accrued expenses	(285,950)	(1,646,123)	1,714,114

Net cash provided by (used in) operating activities	(7,651,615)	347,650	(7,590,328)

Cash flows from investing activities:

Sale of business	6,680,077	—	—

Purchases of property and equipment, net	(395,436)	(739,381)	(738,711)

Exercise of third-party put options	500,000	500,000	—

Purchase of intangible asset	(300,000)	—	—

Net cash provided by (used in) investing activities	6,484,641	(239,381)	(738,711)

Cash flows from financing activities:

Net proceeds from issuance of common stock, net of offering costs	796,802	125,912	52,120

Net cash provided by financing activities	796,802	125,912	52,120

Net increase (decrease) in cash and cash equivalents	(370,172)	234,181	(8,276,919)

Cash and cash equivalents, beginning of year	6,594,430	6,360,249	14,637,168

Cash and cash equivalents, end of year	$6,224,258	$6,594,430	$6,360,249

See accompanying notes to consolidated financial statements.

POWERCERV CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999 and 1998

(1)  Organization and Operations

      PowerCerv Corporation and its wholly-owned subsidiary (PowerCerv Technologies Corporation) develop, market, license, implement and support open, modifiable “ERP/back-office” and “front-office” enterprise application software solutions to mid-size U.S. companies. In addition, PowerCerv provides a wide range of professional and business consulting services relating to its software applications. The Company has offices throughout the United States and markets its software products outside the United States through distributors. PowerCerv Corporation and PowerCerv Technologies Corporation are herein referred to as the “Company”.

      Effective March 31, 1999, the Company sold its general consulting business (i.e., consulting services other than its application-related services) to a third party. Consideration totaled approximately $10 million and consisted of a combination of cash, PowerCerv common stock, and notes. The Company recognized a $5,646,694 gain on the sale of the consulting business during 1999. Additionally, a portion of the gain relates to a $827,500 note receivable maturing in 2004 and will be recognized upon collection of the note. Operating results from the general consulting business for 1999, 1998 and 1997 have been reclassified in the accompanying statement of operations as operations disposed of during 1999.

(2)  Summary of Significant Accounting Policies

(a)  Use of Estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. To the extent management’s estimates prove to be incorrect, financial results for future periods may be adversely affected. Significant estimates contained in the accompanying consolidated financial statements include management’s estimate of the allowance for uncollectible accounts receivable, valuation allowance relating to deferred tax assets, and the recoverability of long term assets, including investments, property and equipment and intangible assets.

(b)  Cash and Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

(c)  Inventories

      Inventories are valued at the lower of cost (first-in, first-out method) or market, and consist of third party products and educational materials.

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

POWERCERV CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the fourth quarter of 1997, the Company implemented actions to reduce its work force. As a result of these actions, certain property and equipment was determined to be impaired and was written down to its estimated net realizable value (see Note 3).

(e)  Revenue Recognition

      License fees represent revenue from the licensing of the Company’s application products and, to a lesser extent, its developmental tools. The Company licenses its application products pursuant to non-exclusive and non-transferable license agreements. License fees also include royalties earned on the Company’s application products and related intellectual properties. Technology resales represent revenue from the resale of third-parties’ software products. Service fees represent revenue from consulting, education, and support and maintenance services.

      Beginning January 1, 1998, the Company has recognized revenue in accordance with the American Institute of Certified Public Accountants’ Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by Statement of Position 98-4, Deferral of the Effective Date of a Provision of SOP 97-2(“SOP 98-4”) and Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions (“SOP 98-9”). Revenue is recognized from licenses of the Company’s software products when the contract has been executed, the product(s) has been shipped, collectibility is probable and the software license fees are fixed or determinable. In the event that the contract provides for multiple elements (e.g., software products, post-contract customer support, consulting services), the total fee is allocated to these elements based on “vendor-specific objective evidence” of fair value. If any portion of the license fees is subject to forfeiture, refund or other contractual contingencies, the Company will postpone revenue recognition until these contingencies have been removed. Historically, product returns and allowances have been immaterial. The Company generally accounts for consulting and education services separate from software license fees for those multi-element arrangements where services are a separate element and are not essential to the customer’s functionality requirements and there is “vendor-specific objective evidence” of fair value for these services. Consulting and education revenue is recognized as the services are performed. Revenue from support and maintenance activities is recognized ratably over the term of the maintenance period and the unrecognized portion is recorded as deferred revenue. Prior to January 1, 1998, the Company recognized revenue in accordance with the American Institute of Certified Public Accountants’ Statement of Position 91-1, Software Revenue Recognition.

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

      During 1999, the Company entered into an agreement with a third party for the conversion of certain existing software from one architecture to another. As of December 31, 1999, the Company capitalized $300,000 in fees paid to the third party. The Company is committed to provide additional funding of $250,000. Once the software is available for resale, the Company will begin amortizing these costs.

      During the years ended December 31, 1999, 1998, 1997 and 1996, the Company did not capitalize any internal software development costs. During 1996 and 1995 the Company acquired certain software technology. The acquired software technology is being amortized, on a product-by-product basis, at the greater of the straight-line basis utilizing the estimated economic life, generally three to five years, or the ratio of the current product revenue to total expected revenue over the life of the product.

POWERCERV CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company periodically reviews the carrying value of its software development costs and the remaining life to determine if impairment has occurred. This review and assessment is done by comparing the net book value of the intangible assets to the undiscounted net cash flows of the related assets.

      Acquired software technology and its amortization are summarized as follows:

		Amortization	Accumulated
Year	Cost	Expense	Amortization

1999	$3,207,000	161,000	2,907,000

1998	2,907,000	301,000	2,746,000

1997	2,907,000	1,555,000	2,445,000

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

      Goodwill and other intangible assets and amortization amounts are summarized as follows:

		Amortization	Accumulated
Year	Cost	expense	amortization

1999	$568,000	123,000	547,000

1998	1,458,000	123,000	1,064,000

1997	1,453,000	736,000	941,000

      Amounts written off during 1999 resulted from the Company’s sale of its general consulting business and related to goodwill having an original cost of $893,000 and accumulated depreciation of $640,000.

      Included in the $736,000 amortization expense for 1997 is $530,000 of additional amortization expense recorded in the fourth quarter of 1997 to reduce the carrying value of goodwill to its net realizable value.

(h)  Investment in Third-Party

      During December 1996, the Company acquired a 5% fully-diluted equity interest in a closely-held entity, through a $1,500,000 investment in the entity’s Series B convertible preferred stock. The cost of the investment was based upon a valuation of the entity done for the Company by an independent firm. During the year ended December 31, 1997, the Company’s investment interest was diluted to approximately 4% as a result of additional equity transactions by the investee company. During December 1998, the Company entered into an agreement that expanded its rights to exercise its preferred stock put options and exercised its preferred stock put option on 98,232 shares for $500,000. During 1999, the Company exercised its preferred stock put option on 98,232 shares for $500,000. The remaining preferred stock put options can be exercised on the remaining 98,447 shares of investee stock on June 15, 2000. The investee company develops, markets and licenses accounting software. Based upon management’s evaluations of the investee company’s projection of undiscounted future cash flows, the Company is of the opinion that its investment is recorded at the lower of cost or market value as of December 31, 1999. In a separate transaction with this entity, the Company entered into a partnering agreement in June 1996. Under this agreement, the Company granted this entity original equipment manufacturer (OEM) development and distribution rights to one of its application products in exchange for a license fee of $2 million. In addition to the OEM license fee, the Company was entitled to

POWERCERV CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

royalties based upon future licensing of the OEM products. The partnering agreement also provided for the entity to have value-added reseller rights for certain of the Company’s other products. During December 1997, the Company amended the partnering agreement by expanding the OEM license rights for a license fee of $250,000. During 1998, the Company amended the partnering agreement twice by expanding the OEM license rights for license fees of $825,000. These amendments also provide evaluation license rights to other application products of the Company and reduced the total royalties due under the partnering agreement from $2 million to zero. During 1999, the Company amended the partnering agreement by expanding the OEM license rights for license fees of $350,000.

(i)  Income Taxes

      The Company provides for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“Statement 109”). Statement 109 requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

(j)  Concentrations of Credit Risk

      Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable from customers. This risk, however, is limited due to the large number of customers comprising the Company’s customer base and their dispersion.

(k)  Stock Based Compensation

      Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”) stipulates that entities recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, Statement 123 allows entities to continue to apply the provisions of APB 25 and provide pro forma net income and pro forma net earnings per share disclosures for employee stock options as if the fair-value-based method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25 and provide the pro forma disclosure information required by Statement 123 (see note 11b).

POWERCERV CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(l)  Net Income (Loss) per Share

      The Company computes net income (loss) per share based upon Statement of Financial Accounting Standards No. 128, Earnings Per Share. The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”) for the periods indicated:

	December 31,

	1999	1998	1997

Basic:

Net income (loss)	$792,504	$(1,807,885)	$(18,087,261)

Average shares outstanding	13,322,000	13,817,000	13,839,000

Basic EPS	$0.06	$(0.13)	$(1.31)

Diluted:

Net income (loss)	$792,504	$(1,807,885)	$(18,087,261)

Average shares outstanding	13,322,000	13,817,000	13,839,000

Net effect of dilutive stock options — based on the treasury stock method	1,067,000	—	—

Totals	14,389,000	13,817,000	13,839,000

Diluted EPS	$0.06	$(0.13)	$(1.31)

      Common stock equivalents in the years ended December 31, 1998 and 1997 were anti-dilutive due to the net loss sustained by the Company during these years, thus the diluted net loss per share in these years is the same as the basic net loss per share. During the year ended December 31, 1999, employees exercised 290,755 stock options at an average exercise price of $2.73 per share.

(m)  Reclassifications

      Certain prior year amounts have been reclassified to conform with the current year’s presentation.

(n)  Fair Value of Financial Instruments

      Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the financial statements at their carrying amount which approximates fair value because of the short term maturity of those instruments. The carrying amount of notes receivable is assumed to approximate fair value because there have not been any significant changes in market conditions or specific circumstances since the instrument was recorded at fair value.

(o)  Supplemental Cash Flow Information

      The Company considers all highly liquid investments with maturity dates of three months or less at the time of purchase to be cash equivalents. At December 31, 1999 and 1998, cash equivalents totaled approximately $2,500,000 and $3,991,000, respectively.

      In March 1999, the Company received 700,000 shares of the Company’s common stock (valued at $2.63 per share) as consideration for the sale of the Company’s general consulting business.

      Interest paid during the years ended December 31, 1999, 1998 and 1997 was approximately $26,800, $14,800 and $14,000, respectively.

      Income tax refunds totaled approximately $14,000 and $89,000 during the years ended December 31, 1998 and 1997, respectively.

POWERCERV CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)  Work Force Reduction and Other Charge

      During the first quarter of 1999, the Company recorded a charge related to a work force reduction and other related expenses totaling $485,000. This amount included severance and related costs of $391,000 (11 employees, primarily management level) and costs of $94,000 related to office downsizings or closings. The Company expects to realize gross annual savings of approximately $1,200,000 as a result of these actions. As of December 31, 1999, the Company had paid approximately $440,000 of the total $485,000 charged to expense and expects to pay the remaining amounts by March 31, 2000.

      During the fourth quarter of 1997, the Company initiated actions to reduce its work force and undertook additional cost cutting measures in line with its objective to return to profitability. The other measures included, but were not limited to, the closing of the Company’s international office in Amsterdam. As a result, the Company recorded a charge totaling $1,010,000 in its consolidated statement of operations for the year ended December 31, 1997, which consisted of the following:

Severance and related costs (50 employees)	$411,000

Office closing costs	113,000

Impairment of property and equipment primarily related to assets used by severed employees	192,000

Other costs, primarily related to previous contractual commitments	294,000

$1,010,000

      The above actions were initiated by the Company during the fourth quarter of 1997. Office closings and certain other actions were completed during the year ended December 31, 1998.

(4)  Property and Equipment

      Property and equipment consists of the following at December 31, 1999 and 1998:

			Estimated
	1999	1998	Useful Lives

			(years)

Leasehold improvements	$438,781	$439,202	3 – 5 *

Furniture and fixtures	745,638	751,678	5 – 7

Computer equipment	3,603,821	3,797,594	2 – 7

Equipment	507,213	600,357	3 – 7

	5,295,453	5,588,831

Less accumulated depreciation and amortization	4,064,399	3,349,895

	$1,231,054	2,238,936

*	Or the remaining term of the lease, if shorter.

      Depreciation and amortization expense totaled approximately $892,256, $1,027,000, and $1,131,000 during the years ended December 31, 1999, 1998, and 1997, respectively.

(5)  Lines of Credit and Notes Payable

      The company had a $5 million unsecured revolving line of credit that expired on February 15, 1999. On March 29, 1999, the Company entered into an agreement with its bank for a $10 million credit facility. The credit facility consists of a commitment for a revolving line of credit totaling $5 million, with an additional $5 million of uncommitted funding. The agreement requires the Company to maintain certain financial ratios. The Company was in compliance with these financial ratios at December 31, 1999. The first $2 million of the

POWERCERV CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1999 Line of Credit is unsecured, with an interest rate equal to the 90-day floating LIBOR rate plus 150 or 200 basis points, based on the Company’s tangible net worth, as defined (7.75% at December 31, 1999). Draws from $2 million to $5 million will be conditioned upon the Company’s compliance with an additional financial ratio, or alternatively, may be secured by the Company’s accounts receivable and inventory. Draws in excess of $5 million will be subject to terms agreed to at the time of the draw. The agreement expires on May 31, 2000. The Company plans to renew the line of credit upon expiration. There were no outstanding balances on the line of credit as of December 31, 1999 and 1998.

(6)  Accrued Expenses

      Accrued expenses consist of the following at December 31, 1999 and 1998:

	1999	1998

Compensation	$1,139,308	$1,054,972

Severance and related costs	45,072	57,033

Other	902,612	842,064

	$2,086,992	$1,954,069

(7)  Income Taxes

      Income tax expense for the years ended December 31, 1999, 1998 and 1997 consists of the following:

	1999	1998	1997

Current:

Federal	$—	$—	$45,300

State	—	—	8,500

	—	—	53,800

Deferred:

Federal	—	—	1,395,700

State	—	—	262,000

	—	—	1,657,700

Total income tax expense	$—	$—	$1,711,500

      Income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997 differed from the amount computed by applying the U.S. federal income tax rate of 34 percent to loss before income taxes as a result of the following:

	1999	1998	1997

“Expected” income tax expense (benefit)	$269,000	$(615,000)	$(5,568,000)

State, net of federal benefit	38,000	(72,000)	(648,000)

Change in the valuation allowance for deferred tax assets	(441,000)	687,000	7,936,000

“Nondeductible items”	134,000	—	—

Other, net	—	—	(8,500)

	$—	$—	$1,711,500

POWERCERV CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

	1999	1998

Deferred tax assets:

Deferred revenue	$—	$135,000

Provision for uncollectible accounts	207,000	—

Accrued expenses and work force reduction	100,000	95,000

Deferred gain on sale	314,000	—

Operating losses	6,034,000	6,661,000

Intangible assets	2,900,000	3,231,000

Total gross deferred tax assets	9,555,000	10,122,000

Less valuation allowance	(9,477,000)	(9,918,000)

Net deferred tax assets	78,000	204,000

Deferred tax liabilities:

Depreciation and amortization of property and equipment	78,000	196,000

Other	—	8,000

Gross deferred tax liabilities	78,000	204,000

Total net deferred tax assets	$—	—

      The Company decreased its deferred income tax asset valuation allowance by $441,000 during the year ended December 31, 1999. The decision to continue to fully reserve the deferred income tax asset was primarily the result of the Company’s continued losses from operations. At December 31, 1999, the Company has net operating loss carry forwards of approximately $15,880,000 for federal income tax purposes that expire at various times from years 2010 to 2019.

      The Company’s federal income tax returns for the years ended December 31, 1996 and 1995 were subject to a routine examination by the Internal Revenue Service that resulted in an assessment of $66,000 of tax and approximately $87,000 of interest. The Company is currently in the process of appealing this assessment.

(8)  Shareholders’ Equity

      In September 1997, a former officer exercised a right to require the Company to repurchase certain common shares at a price equal to fair value, as defined by agreement. The Company repurchased the shares for approximately $189,000. In 1997, the Company also considered the former officer to have provided consulting services to the Company in the amount of approximately $11,000. This repurchase of the shares and the compensation for the consulting services provided were used to offset and repay in 1997 the former officer’s outstanding note receivable.

      During 1999, the Company granted a warrant to an unrelated third party to purchase 125,000 shares of the Company’s common stock in consideration for professional services. The warrant, which expires the earlier of December 31, 2000, or the termination of their relationship, has an exercise price equal to $1.75 per share, the fair market value of the Company’s common stock on the date of grant. The warrant was exercised on January 10, 2000. The Company recorded expense of $126,250 related to this grant during 1999.

      During 1999, the Company purchased an option to acquire up to 2,000,000 shares of its common stock from a former officer and director. The former officer agreed not to engage in any further trading of his common stock of the Company during the option period. The Company assigned this option to a third party during the 120-day option period.

POWERCERV CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)  Comprehensive Income (Loss)

      Beginning January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130, which defines comprehensive income as the change in equity of an enterprise except for those changes resulting from shareholder transactions, establishes standards for reporting comprehensive income. For the years ended December 31, 1999, 1998 and 1997, the Company did not have any comprehensive income (loss) other than the net income (loss) reported on the Consolidated Statements of Operations.

(10)  Commitments and Contingencies

        (a)  Leases

      The Company conducts its operations in leased facilities. The lease terms range from one month to five years. Rental expenses under operating leases approximated $834,000, $1,080,000 and $1,167,000, during the years ended December 31, 1999, 1998 and 1997, respectively.

      Future minimum lease payments under noncancelable operating lease agreements during the years following December 31, 1999, are as follows:

Year Ending
December 31,	Commitment

2000	$975,000

2001	413,000

2002	146,000

2003	55,000

2004	200

Thereafter	—

$1,589,200

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

      An effect of this motion filing is to postpone any discovery on this case until after the motions are ruled on by the Court. On April 5, 1998, the Court ordered the parties to attend a mediation conference by July 30, 1998. The parties did not resolve this lawsuit in the mediation conference. The Court ordered a second mediation conference which is currently set for March 22, 2000 in which the parties were again unable to resolve this lawsuit. To date, the Court has not issued a ruling on the Company’s motion to dismiss. The defendants continue to deny any wrongdoing and intend to contest the suit vigorously.

      The Company is also subject to miscellaneous legal proceedings in the normal course of business. The Company is currently defending these proceedings and claims and anticipates that it will be able to resolve

POWERCERV CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these matters in a manner that will not have a material adverse effect on the Company’s consolidated financial position.

      (c) Other

      During 1999, the Company entered into an OEM agreement with an unrelated third party. The Company is required to pay the following non-refundable commitment amounts:

Year Ending December 31,	Commitment

2000	$325,000

2001	125,000

$450,000

      (d)  Employment Agreements

      The Company is party to employment agreements with several of its officers that provide for annual base salaries, target bonus levels, severance pay under certain conditions, and certain other benefits.

(11) Employee Benefit Plans

      (a)  Defined Contribution Plan

      The Company has a 401(k) plan covering employees who meet established eligibility requirements. Under the plan provisions, the Company may match participant contributions. During 1999 and 1998, the Company matched 30% of participant contributions to a maximum matching amount of 6% of participant base compensation. During 1997, the Company matched 50% of participant contributions to a maximum matching amount of 6% of participant base compensation. Total Company contributions were approximately $155,000, $145,000 and $342,000, during the years ended December 31, 1999, 1998 and 1997, respectively. During the years ended December 31, 1999, 1998 and 1997, this match occurred in the form of Company common stock purchased in the open market. During 1999 and 1998, Plan forfeitures funded the Company matching amounts.

      (b)  Stock Option Plan

      In June 1995, the Company established a stock option plan, which provides for the granting of both incentive stock options and non-statutory stock options. Only employees are eligible to receive grants of incentive stock options.

      Generally, options granted under this stock option plan expire 10 years after the date of grant, are exercisable in four equal annual installments commencing one year from the date of grant and are granted at fair market value on the date of the grant. As of December 31, 1999, a total of 4,675,000 shares were reserved for issuance under the plan.

      During 1998, the Company issued 1,815,000 non-qualified stock options to certain new members of senior management. These options were granted at fair market value on the date of the grant, are vested based upon specific dates through December 2001 and expire 10 years after the date of grant.

POWERCERV CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Activity with respect to all stock options is summarized as follows:

	Options Outstanding

		Weighted-Average
		Option Price
	Shares	Per Share

Balance at December 31, 1996	920,922	$5.00

Options granted	835,014	3.28

Options exercised	(13,958)	3.73

Options canceled	(439,576)	5.15

Balance at December 31, 1997	1,302,402	3.86

Options granted	4,888,506	2.83

Options exercised	(40,191)	3.13

Options canceled	(728,277)	3.74

Balance at December 31, 1998	5,422,440	2.95

Options granted	3,325,003	1.92

Options exercised	(290,755)	2.73

Options canceled	(2,623,054)	3.36

Balance at December 31, 1999	5,833,634	2.95

      Subsequent to December 31, 1999, the Company canceled 351,008 options primarily due to the termination of certain employees. Additionally 383,499 options and warrants were exercised subsequent to December 31, 1999.

      The range of exercise prices, shares, weighted-average contractual life and weighted-average exercise price for the options outstanding at December 31, 1999 is presented below:

Range of				Weighted-Average	Weighted-Average
Exercise Prices			Shares	Contractual Life	Exercise Price

$1.50	-	2.50	3,023,751	9 years	$1.92
2.51	-	4.00	2,248,843	9 years	2.93
4.01	-	5.81	544,855	8 years	4.32
7.00	-	10.00	14,085	6 years	9.84
12.75	-	16.75	2,100	6 years	13.08

1.50	-	16.75	5,833,634	9 years	2.55

      The range of exercise prices, shares and weighted-average exercise price for the options exercisable at December 31, 1999 are presented below:

Range of			Shares	Weighted-Average
Exercise Prices			Exercisable	Exercise Price

$1.50	-	2.50	1,438,820	$1.82

2.51	-	4.00	746,931	3.08

4.01	-	5.81	189,973	4.45

7.00	-	10.00	13,522	9.83

12.75	-	16.75	1,725	13.12

1.50	-	16.75	2,390,971	2.48

      The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $1.78, $2.94 and $1.63, respectively on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1999 — expected dividend yield of 0%, risk-free interest rate

POWERCERV CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

averaging 5.5%, expected volatility rate of 109%, and an expected life of 4 years; 1998 — expected dividend yield of 0%, risk-free interest rate of 4.7%, expected volatility rate of 157%, and an expected life of 3.5 years; 1997 — expected dividend yield of 0%, risk-free interest rate of 5.8%, expected volatility rate of 103%, and an expected life of 3.5 years.

      The Company applies APB 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company’s net loss would have been as follows:

	1999		1998		1997

		Net
	Net	Income		Net		Net
	Income	(Loss) Per	Net	Loss Per	Net	Loss Per
	(Loss)	Share	Loss	Share	Loss	Share

As reported	$792,504	$0.06	$(1,807,885)	$(0.13)	$(18,087,261)	$(1.31)

Statement 123 compensation, net of tax	(1,431,022)	(0.11)	(1,407,000)	(0.10)	(849,000)	(0.06)

Pro forma disclosure	$(638,518)	$(0.05)	$(3,214,885)	$(0.23)	$(18,936,261)	$(1.37)

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

      The following tables provide the various segment data:

	For the Year Ended December 31, 1999

		License
	Services	Products	Unallocated	Total

Revenues from external customers	$11,463,838	$9,257,199	$—	$20,721,037

Segment profit or loss	$3,885,550	$(4,262,408)	$1,169,362	$792,504

	For the Year Ended December 31, 1998

		License
	Services	Products	Unallocated	Total

Revenues from external customers	$8,532,805	$9,200,117	$—	$17,732,922

Segment profit or loss	$1,437,995	$(1,825,158)	$(1,420,722)	$(1,807,885)

	For the Year Ended December 31, 1997

		License
	Services	Products	Unallocated	Total

Revenues from external customers	$9,498,559	$8,818,841	$—	$18,317,400

Segment profit or loss	$791,905	$(11,707,314)	$(7,171,852)	$(18,087,261)

POWERCERV CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      There were no transactions between segments. The unallocated amounts are made up of the following items:

	For the Year Ended December 31,

	1999	1998	1997

General and administrative costs	$(4,476,042)	$(3,886,360)	$(7,686,842)

Work force reduction	(485,252)	—	(1,010,000)

Interest and other income	260,149	301,372	578,010

Operations disposed of in 1999	223,813	2,164,266	2,658,480

Gain on sale of business	5,646,694	—	—

Income tax expense	—	—	(1,711,500)

	$1,169,362	$(1,420,722)	$(7,171,852)

      The Company does not use assets as a measure of the segment’s performance, thus no assets are disclosed by segment in the table above.

(13)  Related Party Transactions

      Material related party transactions that have been entered into by the Company that are not otherwise in these notes are summarized below.

      The Company has used the services of an entity owned by the Company’s Chairman, former Vice Chairman and Chief Technology Officer, and former Chief Executive Officer to recruit sales and consulting personnel for the Company. Related expense incurred by the Company for these services approximated $93,000 in 1999. For the two previous years, expense totaled approximately $169,000 and $319,000, respectively. During 1999 owner sold the entity to an unrelated third party.

      During the year ended December 31, 1996, an officer of the Company was appointed to the Board of Directors of the investee company discussed in Note 2(h).

(14)  Preferred Stock

      The Company’s Articles of Incorporation authorize and permit the Company’s Board of Directors to issue up to 5,000,000 shares of preferred stock (par value of $.001 per share) in one or more series, and to fix the relative rights, preferences and limitations of each series. As of December 31, 1999, there were no preferred shares outstanding.

SCHEDULE II

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Cost and		End of
	Year	Expenses	Write-Offs	Year

	(In thousands)
Allowance For Uncollectible Accounts

Year ended December 31, 1999	$1,480	$290	$(225)	$1,545

Year ended December 31, 1998	$2,000	$(156)	$(364)	$1,480

Year ended December 31, 1997	$550	$2,011	$(561)	$2,000

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Tampa, State of Florida, on March 30, 2000.

POWERCERV CORPORATION

By:	/s/ MICHAEL J. SIMMONS

Michael J. Simmons President, Chief Executive Officer And Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARC J. FRATELLO Marc J. Fratello	Chairman of the Board	March 30, 2000

/s/ MICHAEL J. SIMMONS Michael J. Simmons	President, Chief Executive Officer and Director	March 30, 2000

/s/ LAWRENCE J. ALVES Lawrence J. Alves	Chief Financial Officer (Principal Financial Officer)	March 30, 2000

/s/ ROY E. CRIPPEN, III Roy E. Crippen, III	Director	March 30, 2000

/s/ O. G. GREENE O. G. Greene	Director	March 30, 2000

/s/ STUART C. JOHNSON Stuart C. Johnson	Director	March 30, 2000

/s/ DAVID A. STRAZ, JR. David A. Straz, Jr.	Director	March 30, 2000