Form 10-K/A
period 1999-12-31
POWERCERV CORP
filed 2000-04-13
CIK 1005758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

Common Stock, par value $.001 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  [   ]

     The aggregate market value of the registrant’s voting stock held by non-affiliates as of March 21, 2000 was approximately $57,588,780. There were 13,754,187 shares of the registrant’s common stock, par value $.001 per share, outstanding on March 21, 2000.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, scheduled to be held on June 1, 2000, which Proxy Statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 1999, are incorporated by reference in Part III of this Annual Report on Form 10-K.

POWERCERV CORPORATION

FORM 10-K/A ANNUAL REPORT

i

EXPLANATORY NOTE: The Annual Report on Form 10-K for PowerCerv Corporation that was filed with the Securities and Exchange Commission on March 30, 2000, was not the actual form of that document. The filed version differed from the actual form and contained certain errors and omissions. The filed version, as opposed to the actual form, was inadvertently filed by PowerCerv's financial printer. This Amendment No. 1 on Form 10-K/A is the actual form of PowerCerv Corporation's Annual Report of Form 10-K and supersedes and replaces in its entirety the March 30 filing.

PART 1

       This Annual Report on Form 10-K/A and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about PowerCerv Corporation’s (the “Company”, as further defined below) industry, management’s beliefs and certain assumptions made by the Company’s management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand for the Company’s products and services discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements.

Item  1.     Business

      PowerCerv’s primary mission is to develop, market, license, implement and support open, modifiable enterprise application software solutions for mid-size U.S. companies. Today the Company focuses on companies with annual revenues between $25 million and $750 million. Management believes that PowerCerv is one of the first enterprise application vendors to develop, promote and license an integrated enterprise application software solution having a tightly integrated customer relationship management solution. In addition, the PowerCerv solution is built upon a common technical architecture, common look and feel, all based on a full 32 bit object oriented toolset that is Microsoft and Sybase centric. The Company refers to its full suite of integrated Customer Relationship Management (CRM)/ front-office and Enterprise Resource Planning (ERP)/ back-office enterprise application software products as ERP Plus. The Company’s enterprise application software solutions consist of integrated customer relationship management software including SFA Plus as well as traditional back-office solutions of financials, distribution, and manufacturing. All these solutions are integrated to facilitate a seamless front-office/ back-office solution. PowerCerv’s application products facilitate the management of resources and information to allow companies to reduce order fulfillment times, improve operating efficiencies and measure critical company performance against defined objectives. The Company’s front-office application products increase the effectiveness of sales organizations and customer support centers in primarily two ways. First, PowerCerv SFA Plus provides opportunity management for maximum sales efficiency. Secondly, PowerCerv Support Plus provides problem tracking and resolution management. The Company leverages available software development tool technology from Microsoft Corporation and Sybase Inc. The Company’s research and development efforts are directed primarily toward new features in its application products. In addition to these suites of software, the Company has additional tools and technologies that it sells to expand the transaction intensive suites mentioned. These additional tools include PowerCerv Intelligence (data warehouse/OLAP reporting software), remote synchronization software for SFA Plus and the PowerCerv SDK (Software Development Kit).

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

      The Company’s principal offices are located at 400 North Ashley Drive, Suite 2700, Tampa, Florida 33602, and its telephone number is (813) 226-2600. PowerCerv’s website is located at www.powercerv.com. Information contained in the website is not a part of this Annual Report on Form 10-K/A.

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

      The first wave of client/server application software products introduced to the market was conventional back-office software for accounting, human resources, manufacturing and order processing. Vendors such as McCormack & Dodge, Management Sciences of America, IBM, SSA, Oracle and SAP enjoyed rapid market acceptance with their back-office software packages. During the 1980’s and the 1990’s, many vendors rose and fell in this competitive landscape. ASK, SSA, MSA and McCormack & Dodge, each of them a one-time industry leader, all fell victim to this competitive market. By 1996, SAP, Peoplesoft, Oracle, and newcomer Baan had emerged on the scene as potential leaders for enterprise applications. The vast majority of the leading global 2000 companies were all looking for ways to control their businesses and gain competitive advantage by implementing enterprise applications in their businesses. This enterprise space quickly became dominated by SAP, Oracle, J.D. Edwards and Peoplesoft. During this time, a trend started to emerge of smaller companies wanting to realize the same business benefits as larger companies in implementing enterprise application software. This emerging market, rapidly coined the “mid-market,” emerged as a growth opportunity or an entrance opportunity for enterprising companies having the ability to deliver application software that had the price performance metrics necessary to be successful in the mid-market. This middle market is where the Company focuses its solutions. In 1999, the market for ERP application software was estimated by AMR Research to be over $16 billion in license revenues alone.

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

•	Continue to deliver e-business solutions. In December of 1999, the Company announced its strategy for delivering e-business solutions integrated into its flagship ERP Plus product line. The suite, called the eSeries, is an e-business software suite that includes eView, eOrder and eStore. The suite is designed to help mid-size companies conduct more competitive, efficient e-business. The eSeries is integrated with the PowerCerv ERP Plus software suite to enable e-commerce by delivering enterprise information to remote employees, suppliers and customers via the Internet. The Company shipped the first component of the eSeries, eView, in December of 1999. eView is designed to allow users to remotely view the status of an item in the value chain, anytime, from remote computers. With eView, users can query and view enterprise information, including customer invoices, credit memos, on-account transactions and open-order status. eView also provides customers the opportunity to access detailed inventory information with point-in-time product availability. eView is designed to enhance customer satisfaction by allowing customers to access current enterprise information 24 hours a day. eOrder is designed to allow remote employees, customers and vendors to conduct secure business-to-business transactions via an Intranet or Internet connection with others using eOrder — opening markets that were previously unserviceable due to geographical or time zone restrictions. eOrder is designed to enable true business-to-business collaboration by giving customers, salespeople and employees the ability to review available inventory and to place orders online. It then sends email confirmations of the initial orders and notifies users once the orders have shipped. This enables end-users to extend operations beyond their four walls and across the value chain. eOrder currently is scheduled for release in Q2 2000. eStore is designed to enable companies to conduct online business directly with customers. The integration between eStore and Microsoft Site Server — Commerce Edition™ is designed to enable companies to use Web site templates to quickly and cost-effectively create online storefronts, and in many cases users may never have to design Web sites or individual pages from scratch. These online storefronts include security features. eStore currently is scheduled for release during Q3/Q4 2000. There can be no assurance that the Company will be able to achieve their strategy and successfully compete against current and future competitors.

•	Focused Market Strategy. The Company is focused on delivering open, modifiable front-office (CRM) and integrated back-office (ERP) enterprise application software solutions to mid-size U.S. companies with annual revenues between $25 million and $750 million. The Company has focused its resources, including product development, marketing and sales efforts, on the needs and requirements of companies in this market. A significant portion of the Company’s ongoing product development efforts will focus on building new features and functionality that address the particular needs and requirements of mid-size U.S. companies. The Company intends to leverage its expertise in this area and continues to expect this expertise will provide the Company with a competitive advantage.

•	Streamlined Implementation Methodology. The Company continues to put significant resources into its professional services organization with a focus on continuing to streamline the implementation process of its enterprise application products. The Company has had success implementing its products in a three to six month time period, on average. Management believes that as the Company continues to refine its implementation processes, this will give the Company a competitive advantage. These implementation processes, however, involve complex application software products, require the involvement of significant customer resources, and can result in significant risks. Delays in implementation by the Company may result in customer dissatisfaction or damage to the Company’s reputation. There can be no assurance that the Company will be able to achieve its streamlined implementation methodology and successfully implement its enterprise application products within this strategy. If unsuccessful, this could result in a material adverse effect on the Company’s business, operating results and financial condition.

•	Increase the base of referenceable customers. Several customers of the Company are in the process of implementing the Company’s enterprise application products, and at this time a limited number of customers have fully implemented the Company’s application products. Many of the Company’s other customers, however, have only implemented one or more of the Company’s application products. As customers implement more of the Company’s application products and those products become fully installed and operational, the Company believes that those customers will be available as sales references for the use of all of the Company’s products. Based on its experience, the Company believes companies selecting enterprise application software systems rely heavily on customer references. The Company is focused on increasing its reference base in order to accelerate its license revenues. There is no guarantee, however, that customers will serve as references or that they will be able to assist the Company with this objective.

•	Provide a single-source full implementation solution. The Company believes that mid-size companies are less willing to hire multiple vendors for the implementation of one solution due to the costs, time factors and project coordination involved in the implementation and training. A team of professional service providers is generally required to implement Enterprise application software solutions. The Company’s application consulting organization offers a full complement of services that allow the Company’s license customers to maximize the benefits of the Company’s enterprise application software products. These services include detailed pre-implementation consulting, project management, system implementation, deployment and integration programming, application customization, modification and enhancement services, and application education and training services. Therefore, customers of the Company can rely on one vendor for the full implementation solution.

•	Provide products that use open, industry-standard technology. The Company designs its application products and development tools to adhere to industry-standard development platforms in order to meet customers’ demands for open solutions. The Company’s products have an open architecture, are flexible and modifiable, and operate with several popular operating systems, relational databases and communication protocols. All of the Company’s application products operate on both Microsoft Windows NT, UNIX as well as Linux operating system platforms for the server operating system. In addition they utilize both Microsoft SQL/Server and Sybase SQL/Server relational database management systems. The Company believes that its open systems/open architecture approach represents a competitive advantage over other pre-written application products that are written with proprietary development tool sets, for a proprietary database, on outdated operating systems and that may, in fact, be ports of older systems with significant limitations.

•	Achieve high level of customer satisfaction. The Company is committed to consistently achieving a high level of customer satisfaction with all of its products and services. The Company focuses on delivering high quality products that address specific business requirements, are easy to implement, and enable increased productivity for the customer. In addition, the Company has a technical support center staffed with subject matter experts to assist customers on an on-going basis after the sale. There can be no assurances the Company will achieve this objective depending on current market conditions that may exist.

•	Additional products, technologies and solutions. The Company is regularly engaged in product marketing and business development activities designed to enhance the Company’s current product offerings. From time to time, this may include the Company exploring strategic alliances or other forms of business relationships with third party technology firms having complementary products, technologies or marketing and sales strategies.

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

Prior to March 31, 1999, the Company had a general consulting/general education business. On this date, the Company sold the net assets of this business to ROI (the “ROI Transaction”). See

“Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In connection with the ROI Transaction, the Company agreed not to engage in general consulting and/or education services unrelated to its application products and those of its partners for a period of two years.

Education Services. Education services consist of end-user education on the Company’s enterprise application software products. End-user education involves providing comprehensive education and training classes for end-users on the implementation and use of the PowerCerv application products in an efficient and cost-effective manner. Customized education and training programs are also available to meet the end-user customers’ specific requirements. The Company provides its customers classroom training in the R&D Facility as well as its regional sales offices. In addition, training courses are frequently provided at customer sites, using customer facilities and equipment, with the Company providing the instructor, class materials and in some cases, equipment. Some classes are offered on a per-student basis and other classes are offered on a negotiated fixed-fee basis.

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

Customers

      Since its inception, the Company has more than 3,000 customers worldwide for its products and services. The Company’s customers include Allied Signal Corporation, CTI PET Systems, Inc., Chatsworth Products, Inc., Compaq Computer Corporation, Dolch Computer, F.X. Coughlin Company, JBB (Asia-Pacific) Pty Ltd., Lorin Industries Inc., Monaco Coach Corporation, Reliance Electric, Ltd., Rockwell/Dodge Automation Inc., Silicon Valley Bank, SNS Bank Group N.V., Sony Pictures Entertainment, Inc., Southern Indiana Gas & Electric, Textron Financial Corporation, and Unit Parts Company. The Company continues to focus its marketing and sales efforts primarily on mid-size U.S. companies with annual revenues between $25 and $750 million.

Marketing, Sales and Distribution

      The Company markets and sells its full suite of open, modifiable front-office CRM and back-office ERP enterprise application software solutions to mid-size U.S. companies with annual revenues between $25 million and $750 million. The Company’s application products are primarily sold through a direct sales force and, to a lesser extent, through a select network of VARs (Value Added Resellers), distributors and partners who generally serve in their respective capacities on a nonexclusive basis. As of December 31, 1999, the Company’s sales and marketing organizations had 50 full-time employees.

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

      The Company actively and regularly conducts marketing activities designed to increase its market awareness. These marketing activities include advertising, direct marketing, telemarketing, seminar marketing, tradeshow marketing, and public relations activities to generate leads and gain valuable market exposure. Additionally, the Company updates industry analysts regularly with announcements including new customers and updated product features. The Company maintains a World Wide Web site at http://www.powercerv.com (information contained in the Website is not a part of this Annual Report or Form 10-K/A) that serves as a marketing communication vehicle. The Company also publishes all of its product and service information on its World Wide Web site, including a full color version of its product literature, recent press releases, selected reprinted press coverage, the Company’s training schedule and other relevant information pertaining to its full suite of products and services.

      Products are generally shipped as orders are received and, accordingly, the Company has historically operated with little or no backlog. Because of the generally short cycle between order and shipment, the Company does not believe that its backlog as of any particular date is meaningful.

Product Development

      During 1999, the Company made substantial investments in internal research and development as well as technology advancements. The Company’s product development efforts are focused primarily on continued enhancement of its ERP Plus application products to meet the needs and requirements of mid-size companies. The Company believes its future performance will depend, in large part, on its ability to maintain and enhance its current product line to meet the needs of this target market, its development of new application products, as well as exploiting emerging technologies. As of December 31, 1999, the Company had 62 full-time employees in its product development group. The Company opened a new 15,000 square foot facility in Anderson, South Carolina on March 23, 1998. Research and development expenses consist primarily of salaries for employees in the product development group and a portion of the related overhead. Research and development expenses are charged to operations as incurred. Research and development expenditures were approximately $4.5 million in 1999 and $3.8 million in 1998.

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

      The Company competes in the enterprise application software and services market on the following merits: A focus on the mid-size companies; product functionality; integrated CRM and ERP application software solution. In addition, the Company competes on its application software customization capabilities, single-source implementation solution, quicker time to benefit, open and industry standard technology platforms, professional services and total cost of ownership. The Company currently competes primarily with (i) other vendors of software focused on the specific needs of mid-size companies, which include Symix, QAD, Epicor, Baan N.V., J.D. Edwards and Oracle and (ii) VARs and system integrators of the larger enterprise software companies, including SAP AG, Baan N.V., Peoplesoft, Inc. and Oracle Corporation, which target both mid-size and larger companies. In addition, customers who have a large installed base of legacy systems may resist committing the time and resources necessary to convert to an open system, client/server-based software suite of products. Further, as the enterprise application software and services market continues to develop, companies with significantly greater resources than the Company may attempt to increase their presence in the target market where the Company is focused by acquiring or forming strategic alliances with competitors of the Company. Increased competition is likely to result in price reductions and related reductions in gross margins and market share, any one of which could materially adversely affect the Company’s business, results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Competition.”

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

      Although the Company’s competitive position may be affected by its ability to protect its proprietary rights and confidential information, the Company believes that the rapid pace of technological change in the industry will cause other factors, such as the technological and creative skills of the Company’s management and technical personnel, name recognition, the ability to develop, produce, enhance and market innovative products and services, the timeliness and quality of support services, and strategic relationships in the industry to be more important in establishing and maintaining a leading position within the industry than are copyright, trademark and other legal protections for intellectual property.

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

      The following historical selected consolidated financial data of the Company is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K/A. The balance sheet data set forth below as of December 31, 1999 and 1998 and the statement of operations data for the 2-year period ended December 31, 1999 are derived from the Consolidated Financial Statements of the Company audited by Ernst & Young LLP, independent certified public accountants, appearing elsewhere in this report on Form 10-K/A. The statement of operations data for the year ended December 31, 1997 are derived from the Consolidated Financial Statements of the Company audited by KPMG LLP, independent certified public accountants, appearing elsewhere in this report on Form 10-K/A. The statement of operations data set forth below with respect to the year ended December 31, 1996 and 1995 and the balance sheet data as of December 31, 1997, 1996 and 1995 are derived from audited financial statements not included in this form 10-K/A.

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

Overview

      The Company is focused on delivering open, modifiable ERP and front-office enterprise application software solutions to mid-size U.S. companies with annual revenues between $25 million and $750 million. The Company has focused its resources, including product development, marketing and sales efforts, on the needs and requirements of companies in this market. The Company’s revenues currently consist primarily of software license fees and fees for services, primarily relating to the Company’s applications including consulting, education and maintenance and support.

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

      License fees represent revenue from licensing the Company’s ERP Plus application products and royalties earned on the Company’s ERP application products and related intellectual properties. Service fees represent revenue from implementing the Company’s ERP application products, consulting services, education services and maintenance and support services.

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

      The Company’s primary focus in 1999 was to expand upon its 1998 plan to emphasize the Company’s commitment to give its customers an integrated suite of front-office and back-office solutions. As a part of this focus, the Company sold its general consulting and general education business. In addition to the employees that left the Company in connection with the ROI Transaction (that primarily worked in the Company’s general consulting business), the Company had a work force reduction of 11 people in the first quarter of 1999 that resulted in the Company recording a charge of $485,000. During 1999, the Company made a substantial investment in sales and marketing and also concentrated its research and development efforts on enhancing its Enterprise Application Software Solutions to better enable users to leverage the power of the Internet for business operations in the new e-economy.

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

      License fees increased 11% from 1998 to 1999 primarily due to an increase in the number of license transactions for the Company’s ERP application software products. Management believes this increase is attributable to the Company’s focused marketing and sales strategy initiated during 1998 and the additional investment the Company made to strengthen its marketing and sales organizations in the first quarter of 1999. The Company believes this investment offset the decrease in demand for ERP software during 1999. During 1999 the ERP software industry was impacted by the concern regarding Year 2000 readiness. Management believes that current customers’ and potential customers’ purchasing patterns were affected in a number of ways. Many companies expended significant resources to upgrade their systems. Those expenditures resulted in reduced funds available for purchasing software products, such as the Company offers.

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

      General and Administrative (“G&A”). G&A expenses include general compensation, communications, accounting, human resources, legal and related facilities expenses. The decrease in G&A expenses from 1997 to 1998 is primarily due to the Company’s implementation of the financial operating plan consistent with its marketing and sales focus which included a work force reduction. The increase in G&A expenses from 1998 to 1999 is primarily related to higher outside legal expenses associated with the class action litigation as referenced in footnote 10(b), Commitments and Contingencies, settlement of certain outstanding litigation matters and higher bad debt expenses.

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

      On March 29, 1999, the Company entered into an agreement with its bank for a $10 million credit facility (“1999 Line of Credit”). The 1999 Line of Credit consists of a commitment for a revolving line of credit totaling $5 million, with an additional $5 million of uncommitted funding. The first $2 million of the 1999 Line of Credit is unsecured, with an interest rate equal to the 90-day floating LIBOR rate plus 150 or 200 basis points, based on the Company’s tangible net worth. The 1999 Line of Credit requires the Company to maintain certain financial ratios. Draws from $2 million to $5 million will be conditioned upon the Company’s compliance with an additional financial ratio, or alternatively, may be secured by the Company’s accounts receivable and inventory. Draws in excess of $5 million will be subject to terms agreed to at the time of the draw. The 1999 Line of Credit expires on May 30, 2000. The Company intends to renew the 1999 Line of Credit upon expiration. At December 31, 1999, no balance was outstanding on the 1999 Line of Credit.

      Net cash provided by (used in) operating activities for the years ended December 31, 1999, 1998 and 1997 was $(7.6) million, $0.3 million and $(7.6) million, respectively. The increase in 1999 was the result of the operating loss for the year, from management’s decision to invest a substantial portion of the proceeds from the sale of its general consulting business and the higher receivable at the end of the year from the higher sales volume. The significant improvement from 1997 to 1998 was largely the result of the Company’s implementation of its 1998 financial operating plan and associated work force reduction. Use of cash in 1997 was primarily the result of the Company’s net losses during that year.

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

Forward-Looking Statements and Associated Considerations

      This Annual Report on Form 10-K/A and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. In addition, the Company may, from time to time, make oral forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Such statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations; (ii) the industry in which the Company operates; (iii) the Company’s business and growth strategies; and (iv) other matters. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements. Factors to consider in evaluating any forward-looking statements and the other information contained herein include the following:

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

      License revenues for the Company’s applications products generally reflect a relatively high amount of revenue per order. The loss or delay of individual orders for these products, therefore, could have a more significant impact on the revenues and quarterly results of the Company than on those of companies with higher sales volumes and lower revenues per order. The Company’s software products generally are shipped as orders are received (generally no significant order backlog exists), and revenues are recognized as software products are shipped if collection is probable and the remaining Company obligations are insignificant. As a result, software license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. The timing of license revenues derived from sales of the Company’s application products is difficult to predict because of the length of the sales cycle for these products. In addition, the Company’s license revenues occur predominantly in the third month of each quarter and tend to be concentrated in the last weeks or days of a quarter. Accordingly, the Company’s quarterly results of operations are difficult to predict and delays in product delivery or in closings of license sales near the end of a quarter could cause quarterly revenues and, to a greater degree, net income, to fall substantially short of anticipated levels. Since the Company’s operating expenses are based on anticipated revenue trends and because a high percentage of the Company’s expenses are relatively fixed, a delay in the recognition of revenue from a limited number of application license transactions could cause significant variations in the Company’s operating results from quarter to quarter and could result in losses. To the extent such expenses precede, or are not subsequently followed by, increased revenues, the Company’s operating results would be materially adversely affected. In addition, the achievement of anticipated revenues is substantially dependent on the ability of the Company to attract, on a timely basis, and retain skilled personnel, especially sales and service personnel. As a result of these factors, revenues for any quarter are subject to significant variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Fluctuations in operating results may also result in volatility in the price of the Company’s Common Stock.

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

In 1997, the Company incurred an $18.1 million net loss on license revenues of $6.4 million. In late 1997 and early 1998, the Company underwent a reduction in work force of approximately 50 persons resulting in work force reduction and other charges of $1,010,000. In 1998, the Company hired a new President/COO with extensive application software company management experience, and implemented a strategy to focus its operations on the sale of its ERP Plus application products to mid-size U.S. discrete manufacturing companies. Also during 1998, the Company recorded profits in its third and fourth quarters, and reduced its loss to $1.8 million for the year. In 1999, the Company took further measures to focus its business on the development, marketing, sale, implementation and training of its ERP Plus application products. On March 31, 1999, the Company sold the net assets of its general consulting/ general education business to a third party to further increase the Company’s focus on selling ERP application software solutions to its target market. The Company believes that its management team, its emphasis on sales of ERP Plus application products and its success to date with this strategy will positively impact the business and financial condition of the Company; however, there can be no assurance that the Company will achieve its objectives in connection with its focused operating strategy.

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

Liquidity. On December 31, 1999, the Company’s cash and cash equivalents were $6.2 million. If the Company’s existing cash reserves prove insufficient to fund its operating needs, and the Company is not able to borrow against its 1999 Line of Credit in accordance with its terms (or renew its Line of Credit upon expiration), management may be required to seek alternative capital funding sources. Further, there can be no assurances that such funds would be available to the Company, or if available would be on terms satisfactory to the Company.

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

Expansion of Indirect Channels; Potential for Channel Conflict. The Company markets its application products and services directly through both a direct sales force and telesales, and indirectly through marketing channels such as VARs, OEMs, channel partners and distributors. VARs, OEMs, channel partners and distributors accounted for a growing percentage in 1997, 1998 and 1999, and the Company is increasing resources dedicated to developing and expanding indirect marketing channels. There can be no assurance that the Company will be able to attract and retain a sufficient number of qualified VARs, OEMs, teaming partners and distributors to market successfully the Company’s tools and applications. The failure to retain its VARs, OEMs, channel partners and distributors could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

PART III

       Certain information required by Part III is omitted from this Report on Form 10-K/A since the Company will file a definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 1, 2000, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), not later than 120 days after the end of the year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

      The information required by this Item is incorporated by reference from the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

PART IV

Item  14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)  The following documents are filed as part of this Report:

      1.  Financial Statements

      2.  Financial Statement Schedules

      The following consolidated financial statement schedules are included herein:

Page

Schedule II — Schedule of Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 1999	50

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

POWERCERV CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 1999, 1998 and 1997

	Common Stock
			Additional		Total
		Par	Paid-in	Accumulated	Shareholders’
	Shares	Value	Capital	Deficit	Equity

Balance, January 1, 1997	13,783,000	$13,783	$50,812,156	$(19,833,666)	$30,992,273

Issuance of common stock	14,000	14	52,106	—	52,120

Net loss	—	—	—	(18,087,261)	(18,087,261)

Balance, December 31, 1997	13,797,000	13,797	50,864,262	(37,920,927)	12,957,132

Issuance of common stock	40,000	40	125,872	—	125,912

Net loss	—	—	—	(1,807,885)	(1,807,885)

Balance, December 31, 1998	13,837,000	13,837	50,990,134	(39,728,812)	11,275,159

Issuance of common stock	291,000	291	796,511	—	796,802

Stock received as consideration for sale of the general consulting business	(700,000)	(700)	(1,836,800)	—	(1,837,500)

Issuance of warrant	—	—	126,250	—	126,250

Net income	—	—	—	792,504	792,504

Balance, December 31, 1999	13,428,000	$13,428	$50,076,095	$(38,936,308)	$11,153,215

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

      Income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997 differed from the amount computed by applying the U.S. federal income tax rate of 34 percent to income (loss) before income taxes as a result of the following:

	1999	1998	1997

“Expected” income tax expense (benefit)	$269,000	$(615,000)	$(5,568,000)

State, net of federal benefit	38,000	(72,000)	(648,000)

Change in the valuation allowance for deferred tax assets	(441,000)	687,000	7,936,000

Nondeductible items	134,000	—	—

Other, net	—	—	(8,500)

	$—	$—	$1,711,500

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

      The Company has used the services of an entity owned by the Company’s Chairman, former Vice Chairman and Chief Technology Officer, and a former Chief Executive Officer to recruit sales and consulting personnel for the Company. Related expense incurred by the Company for these services approximated $93,000 in 1999. For the two previous years, expense totaled approximately $169,000 and $319,000, respectively. During 1999, owner sold the entity to an unrelated third party.

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