Form 10-Q
period 2000-03-31
POWERCERV CORP
filed 2000-05-12
CIK 1005758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission File Number 0-27574

PowerCerv Corporation
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-3350778 (I.R.S. Employer Identification No.)

400 North Ashley Drive, Suite 2700, Tampa, Florida 33602
(Address of principal executive offices, including zip code)

(813) 226-2600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No___

As of May 8, 2000, there were 13,811,210 shares of the registrant’s common stock, $.001 par value, outstanding.

PowerCerv Corporation
Form 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

PowerCerv Corporation

Condensed Consolidated Balance Sheets
(In thousands)

	March 31,	December 31,
	2000	1999

	(unaudited)
Assets

Current assets:

Cash and cash equivalents	$5,021	$6,224

Accounts receivable, net of allowance of $1,674 and
$1,545, respectively	4,857	6,952

Other current assets	258	193

Total current assets	10,136	13,369

Property and equipment, net	1,095	1,231

Intangible assets, net	419	321

Investment in third party	500	500

Notes receivable, net	1,130	1,037

Deposits and other assets	75	99

Total assets	$13,355	$16,557

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$580	$489

Accrued expenses	2,046	2,087

Deferred revenue	1,779	2,001

Total current liabilities	4,405	4,577

Deferred gain on sale of business	827	827

Shareholders’ equity	8,123	11,153

Total liabilities and shareholders’ equity	$13,355	$16,557

See accompanying independent accountants’ review report and notes to condensed consolidated financial statements.

PowerCerv Corporation

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three months ended March 31,

	2000	1999

Revenues:

License fees	$319	$1,453

Service fees	2,187	2,727

Total revenues	2,506	4,180

Costs and expenses:

Cost of licenses	138	178

Cost of services	1,694	1,990

General and administrative	1,261	1,215

Sales and marketing	1,755	2,166

Research and development	1,220	1,158

Work force reduction and other	—	485

Total costs and expenses	6,068	7,192

Operating loss	(3,562)	(3,012)

Interest income (expense), net	(91)	50

Operations disposed of during 1999

Revenue	—	2,464

Cost and expenses	—	2,240

	—	224

Gain on sale of business	—	2,996

		3,220

Income (loss) before income taxes	(3,653)	258

Income tax expense	248	—

Net income (loss) and comprehensive income (loss)	$(3,901)	$258

Basic and diluted net income (loss) per share	$(0.29)	$0.02

Shares used in computing net income (loss) per share:

Basic	13,649	13,827

Diluted	13,649	14,148

See accompanying independent accountants’ review report and notes to condensed consolidated financial statements.

PowerCerv Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three months ended March 31,

	2000	1999

Cash flows from operating activities:

Net income (loss)	$(3,901)	$258

Adjustments to reconcile net income (loss)
to net cash used in operating activities:

Depreciation and amortization	197	390

Gain on sale of business	—	(2,996)

Deferred revenue	(221)	(603)

Changes in assets and liabilities	2,010	695

Net cash flows used in operating activities	(1,915)	(2,256)

Cash flows from investing activities:

Sale of business	—	2,455

Return of investment in third party	—	250

Purchase of intangible asset	(100)	—

Purchases of property and equipment, net	(59)	(136)

Net cash flows (used in) provided by investing activities	(159)	2,569

Cash flows from financing activities:

Net proceeds from issuance of common stock	871	20

Net cash flows provided by financing activities	871	20

Net increase (decrease) in cash and cash equivalents	(1,203)	333

Cash and cash equivalents, beginning of period	6,224	6,594

Cash and cash equivalents, end of period	$5,021	$6,927

See accompanying independent accountants’ review report and notes to condensed consolidated financial statements.

PowerCerv Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.  Basis of Presentation

      The condensed consolidated balance sheet of PowerCerv Corporation and its subsidiary (collectively, the “Company”) as of March 31, 2000, and the condensed consolidated statements of operations for the three months ended March 31, 2000 and 1999 and the condensed consolidated statements of cash flows for the three months ended March 31, 2000 and 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000, and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1999, has been derived from the Company’s audited consolidated financial statements at that date.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the Company’s 1999 Annual Report on Form 10-K/A filed with the SEC on April 13, 2000 (“1999 Annual Report”).

      The results of operations for the three months ended March 31, 2000, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

C.  Earnings (Loss) Per Share Data

      The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”) for the periods indicated:

(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,

	2000	1999

Basic:

Net income (loss)	$(3,901)	$258

Average shares outstanding	13,649	13,827

Basic EPS	$(0.29)	$0.02

Diluted:

Net income (loss)	$(3,901)	$258

Average shares outstanding	13,649	13,827

Net effect of dilutive stock options— based on the treasury stock method	—	321

Totals	13,649	14,148

Diluted EPS	$(0.29)	$0.02

      Common stock equivalents in the three-month period ended March 31, 2000, were anti-dilutive due to the net loss sustained by the Company during this period, thus the diluted net loss per share in this period is the same as the basic net loss per share. During the quarter ended March 31, 2000, stock options and warrants were exercised to acquire 383,499 shares at an average exercise price of $2.29 per share.

D.  Accrued Expenses

      Accrued expenses consist of the following:

	(dollars in thousands)

	March 31,	December 31,
	2000	1999

Compensation	$766	$1,139

Severance and related costs	—	45

Other	1,280	903

	$2,046	$2,087

PowerCerv Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

E.  Commitments

      The Company has entered into employment agreements with certain of its executive officers. Information regarding these agreements is available in the Company’s 1999 Annual Report.

F.  Contingencies

      A complaint was filed on July 24, 1997, in the United States District Court for the Middle District of Florida, captioned J. Conrad Lifsey vs. Harold R. Ross, Gerald R. Wicker, Marc J. Fratello, Roy E. Crippen, III, Donald B. Hebb, Jr., Thomas S. Roberts, PowerCerv Corporation, Alex Brown & Sons, Inc., Robertson, Stephens & Company, ABS Capital Partners, L.P., Summit Investors II, L.P., and Summit Ventures III, L.P. The complaint purports to be a class action on behalf of those persons who purchased shares of the Company’s common stock from March 1, 1996 (the date of the Company’s initial public offering of its common stock (“IPO”)) through July 24, 1996. The complaint alleges, among other things, that the defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Company’s IPO and in its subsequent securities filings, press releases and other public statements. The plaintiff seeks damages of an unspecified amount, rescission of certain securities sales and certain other remedies. On March 19, 1998, the defendants filed their motions to dismiss this complaint. An effect of this motion filing is to postpone any discovery on this case until after the motions are ruled on by the Court. On April 5, 1998, the Court ordered the parties to attend a mediation conference by July 30, 1998. The parties did not resolve this lawsuit in the mediation conference. The Court ordered a second mediation conference for March 22, 2000, in which the parties were again unable to resolve their lawsuit. To date, the Court has not issued a ruling on the Company’s motion to dismiss. The defendants continue to deny any wrongdoing and intend to contest the suit vigorously.

      The Company is also subject to miscellaneous legal proceedings in the normal course of business. The Company is currently defending these proceedings and claims and anticipates that it will be able to resolve these matters in a manner that will not have a material adverse effect on the Company’s consolidated financial position.

G.  Income Taxes

      During the first quarter of 2000, the Company recorded a charge related to estimated federal and state income tax and interest totaling $359 resulting from an Internal Revenue Service examination of the Company’s 1996 and 1995 federal income tax returns. The amount allocated to tax expense was $209, and $150 was allocated to interest expense. The Internal Revenue Service has rendered an unfavorable assessment resulting in the estimated exposure amount. The Company will continue to appeal this assessment.

      The Company also recorded $39 of income tax expense related to state income taxes and increased its deferred income tax asset valuation allowance for the three-month period ended March 31, 2000, to offset the tax benefit applicable to the loss incurred during the period. The decision to fully reserve the deferred income tax asset was primarily the result of the Company’s continued losses from operations.

      For the three-month period ended March 31, 1999, the Company recorded no federal income tax expense since its net operating loss carryforwards offset any tax expense applicable to the net income for that period.

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

      The following tables provide the various segment data (dollars in thousands):

	For the Three-month Period Ended March 31, 2000

	License
	Product	Services	Unallocated	Total

Revenues from external Customers	$319	$2,187	—	$2,506

Segment profit (loss)	(2,794)	493	(1,600)	(3,901)

	For the Three-month Period Ended March 31, 1999

	License
	Product	Services	Unallocated	Total

Revenues from external Customers	$1,453	$2,727	—	$4,180

Segment profit (loss)	(2,049)	737	1,570	258

      There were no transactions between segments. The unallocated amounts are made up of the following items:

	For the Three-month Period
	Ended March 31,

	2000	1999

General and administrative costs	$(1,261)	$(1,215)

Work force reduction	—	(485)

Interest income (expense), net	(91)	50

Operations disposed of in 1999	—	224

Gain on sale of business	—	2,996

Income tax expense	(248)	—

	$(1,600)	$1,570

PowerCerv Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

I.  Work Force Reduction and Other

      During the first quarter of 1999, the Company recorded a charge related to a work force reduction and other related expenses totaling $485. This amount included severance and related costs of $391 (11 employees, primarily management level) and costs of $94 related to office downsizings or closings. As of March 31, 2000, the Company had paid all of the $485 charged to expense.

J.  Sale of Business

      Effective March 31, 1999, the Company sold its general consulting and general education business (consulting and education services other than its application-related services) to a third party. Consideration totaled approximately $10 million and consisted of a combination of cash, the Company’s common stock and promissory notes. A portion of the gain relates to a $827 note receivable maturing in 2004 and will be recognized upon collection of the note.

PowerCerv Corporation

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(dollars in thousands)

Overview

      The Company is focused on delivering open, modifiable ERP and front-office enterprise application software solutions to mid-size U.S. companies with annual revenues between $25 million and $750 million. The Company has focused its resources, including product development, marketing and sales efforts, on the needs and requirements of companies in this market. The Company’s revenues currently consist primarily of software license fees and fees for services, primarily relating to the Company’s applications, including consulting, education and maintenance and support.

      The Company was organized in April 1992, and through calendar year 1994 a substantial part of the Company’s revenue was derived from technology resales and consulting and education services. The Company began selling its own license product in the fourth quarter of 1993. Since then, the Company has brought several additional applications to the market. Service fees remain the Company’s largest single revenue source, although the Company’s strategy is to seek to increase revenue generated from licensing its ERP Plus application products. On March 31, 1999 the company sold its general consulting and general education business (consulting and education services other than its application-related services ) to a third party. The results of operations for the first quarter of 1999 have been reclassified to conform with the current quarter’s presentations. It also finalized its 1998 strategy to discontinue technology resales of various third-party software products.

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

      In June, 1998, the Financial Accounting Standards Board issued statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in years beginning after June 15, 2000. Because of the Company’s minimal use of derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

      This Quarterly Report on Form 10-Q and any documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by the Company’s management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand for the Company’s products and services as described in the Company’s 1999 Annual Report on Form 10K/A filed with the SEC on April 13, 2000, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements and Associated Considerations;” “—Fluctuations in Quarterly Activity and Results of Operations;” “—Competition;” “—Economic and Market Condition Risks;” “Impact of the Year 2000;” “—Lengthy Sales Cycle;” “Ability to Manage Change;” “—Liquidity;” “—Availability of Consulting Personnel,” “—Dependence on Product Development and Associated Risks,” “—Dependence on New Products;” “—Dependence on PowerBuilder® and others;” “—Dependence on Proprietary Technology; Risks of Third-Party Claims for Infringement;” “—Expansion of Indirect Channels; Potential for Channel Conflict;” “—Voting Control by Management;” “—Dependence on Key Personnel;” and “—Possible Volatility of Stock Price.” The Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements.

Results of Operations

      The following table sets forth, for the periods indicated, certain financial data regarding the Company’s revenues derived from license fees and service fees:

PowerCerv Corporation

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(dollars in thousands)

Revenues	Three months ended March 31,

	2000	Change	1999

License fees	$319	(78%)	$1,453

Percentage of total revenues	13%		35%

Service fees	$2,187	(20%)	$2,727

Percentage of total revenues	87%		65%

      License fees. The Company’s license fees are derived from licensing the Company’s application products and, to a lesser extent, its development tools. In addition, any royalty fees earned are included in license fees. The Company establishes its licensing fees using a tiered pricing approach based on the number of concurrent servers and users. Source code licenses are available at an additional cost. License fees decreased for the three-month period ended March 31, 2000, compared to the same period in 1999. Management believes the primary reason for the decrease in license revenue was decreased activity by the Company’s potential customers as they return to normal buying cycles after addressing their Y2K concerns. Interest in our products and sales leads were strong, but our potential customers were not compelled to make decisions in the first quarter. The difference between quarters also reflects the fact that in the first quarter of 1999 there was $473 from an internal use license and OEM agreement with the purchaser of the Company’s general consulting and education business. The Company expects the first quarter will be the low point in the year for license fee revenues as customers return to normal review and buying cycles, but there can be no assurance that the Company’s license revenues will increase in accordance with management’s expectations.

      Services fees. The Company’s service fees consist of revenue from consulting, education and support and maintenance services for the Company’s application software licenses. Consulting services are primarily provided on a time and materials basis, education services are generally priced on a per-student basis and annual support and maintenance are based on a percentage of related license fees. Management believes that the decrease in service revenue was also impacted by Y2K concerns. Management believes that companies focused their efforts on getting new systems running before December 31, 1999, which resulted in substantially lower license purchases and a general decrease in consulting services and maintenance and support services in the first quarter of 2000. The Company believes that as revenue from licensing its application products increases, the demand for application consulting services (and related revenue) will increase correspondingly, as will service fees for maintenance and support; however, there can be no assurance that license revenue will increase or that if it does increase, revenue from service fees will increase correspondingly.

PowerCerv Corporation

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(dollars in thousands)

Costs and expenses

      The following table sets forth, for the periods indicated, certain financial data regarding the Company’s costs associated with its license fees and services:

Cost of revenues	Three months ended March 31,

	2000	Change	1999

Cost of license fees	$138	(22%)	$178

Gross profit percentage	57%		88%

Cost of service	$1,694	(15%)	$1,990

Percentage of total revenues	23%		27%

      Cost of licenses. The cost of licenses consists primarily of production costs, royalties associated with third-party products sold with the Company’s products, the cost associated with resales made by VAR’s, and the amortization of intangible assets. The cost of licenses for the first quarter of 2000 decreased 22% compared to 1999 primarily resulting from lower amortization expense and increased royalties associated with third-party products sold with the Company’s products. The decrease in gross profit percentage is due to significantly lower license fee revenue and increased royalties for the current period.

      Cost of Services. The cost of services consists primarily of compensation and travel costs associated with providing consulting, product support and maintenance, technical services and education. The cost of services decreased 15% in the first quarter of 2000 compared to 1999 primarily due to a lower compensation expense for the period. The decrease in gross profit percentage is primarily due to lower use of consultants resulting from lower service activity in the current period.

      The following table sets forth, for the periods indicated, certain financial data regarding the Company’s operating expenses:

Operating expenses:	Three months ended March 31,

	2000	Change	1999

General and administrative	$1,261	3%	$1,215

Percentage of total revenues	50%		29%

Sales and marketing	1,755	(18%)	2,166

Percentage of total revenues	70%		52%

Research and development	1,220	5%	1,158

Percentage of total revenues	49%		28%

      General and Administrative (“G&A”). G&A expenses include compensation, communications, accounting, human resources, legal and related facilities expenses. The increase in G&A expenses for the three-month period ended March 31, 2000, compared to the three-month period ended March 31, 1999, is primarily due to higher bad debt expense, which was offset to a certain extent by lower compensation expense. The G&A expense percentage of total revenue increased due to the fixed nature of G&A expenses and a reduction in total revenue for the period.

PowerCerv Corporation

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(dollars in thousands)

      Sales and Marketing. Sales and marketing expenses primarily consist of compensation paid to sales and marketing personnel; costs of marketing; including direct mail and telemarketing activities; costs of public relations, including trade shows and conferences; and related communications costs. Sales and marketing costs decreased 18% for the three-month period ended March 31, 2000, as compared to the same period in 1999 as a result of lower sales commissions earned on license revenue in the current period, which was offset to a certain extent by increased advertising and tradeshow costs. The sales and marketing expense as a percentage of total revenue increased due to lower license and service revenue for the period. During the first quarter of 2000, the Company increased its investment in marketing programs focused on increasing awareness of the Company and its products and expansions of the Company’s marketing and telemarketing organizations in Tampa. There can be no assurance that these investments will result in higher revenues for the Company.

      Research and Development (“R&D”). R&D costs consist primarily of compensation and related facilities and equipment costs associated with developing, maintaining and enhancing the Company’s products. Since inception, the Company has not capitalized any internal R&D costs as the costs incurred during the period between the point in time that technological feasibility is established and that a product is released to the market have been insignificant. R&D costs increased 5% for the three-month period ended March 31, 2000, as compared to the same period in 1999, primarily due to increased personnel costs. The R&D cost percentage of total revenue increased due to the fixed nature of R&D costs and decreased total revenue for the period.

      Work Force Reduction and Other. During the first quarter of 1999, the Company recorded a charge related to a work force reduction and other related expenses totaling $485. This amount included severance and related costs of $391 (11 employees, primarily management level) and costs of $94 related to office downsizings or closings. As of March 31, 2000, the Company had paid all of the total $485 charged to expense.

      Income taxes. During the first quarter of 2000, the Company recorded a charge related to estimated federal and state income tax and interest totaling $359 resulting from an Internal Revenue Service examination of the Company’s 1996 and 1995 federal income tax returns. The amount allocated to tax expense was $209, and $150 was allocated to interest expense. The Internal Revenue Service has rendered an unfavorable assessment resulting in the estimated exposure amount. The Company will continue to appeal this assessment.

      The Company also recorded $39 of income tax expense related to state income taxes and increased its deferred income tax asset valuation allowance for the three-month period ended March 31, 2000, to offset the tax benefit applicable to the loss incurred during the period. The decision to fully reserve the deferred income tax asset was primarily the result of the Company’s continued losses from operations.

PowerCerv Corporation

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(dollars in thousands)

      For the three-month period ended March 31, 1999, the Company recorded no federal income tax expense since its net operating loss carryforwards offset any tax expense applicable to the net income for that period.

Liquidity and Capital Resources

      The following tables sets forth, for the periods indicated, certain financial data regarding the Company’s working capital balances, cash and cash equivalents, cash used in operating activities and cash used in investing activities:

		As of
	March 31,		December 31,
	2000	Change	1999

Working capital	$5,731	(35%)	$8,792

Cash and cash equivalents	$5,021	(19%)	$6,224

      Working capital and cash and cash equivalents decreased as of March 31, 2000, compared to December 31, 1999, due to significantly reduced revenues resulting in lower accounts receivable and operating losses for the quarter.

		For the
	Three months ended March 31,

	2000	Change	1999

Cash flows used in operating activities	(1,915)	15%	(2,256)

Cash flows (used in) provided by investing activities	(159)	>100%	2,569

Cash flows provided by financing activities	871	>100%	20

      For the three-month period ended March 31, 2000, cash used by operating activities totaled $1,915, due principally to lower than anticipated license revenues and subsequent operating losses for the quarter.

      The Company’s cash used in investing activities totaled $159 for the three-month period ended March 31, 2000, as a result of investments in software and fixed assets. The Company’s cash in 1999 was principally provided by proceeds from the sale of the Company’s general consulting and general education business ($2,455 in the first quarter of 1999) and proceeds from a return of the Company’s investment in a third party ($250), offset by purchases of property and equipment ($136).

      At March 31, 2000, the Company’s primary source of liquidity consisted of its cash and cash equivalents balance of $5,021 and its short-term accounts receivable balance of $4,857. The Company has an agreement with its bank for a credit facility of $10 million (“1999 Line of Credit”). As of March 31, 2000, there was no outstanding balance against this facility.

PowerCerv Corporation

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(dollars in thousands)

The 1999 Line of Credit consists of a commitment for a revolving line of credit totaling $5 million, with an additional $5 million of uncommitted funding. The credit agreement requires the Company to maintain certain financial ratios. The first $2 million of the 1999 Line of Credit is unsecured, with an interest rate equal to the 90-day floating LIBOR rate plus 150 or 200 basis points, based on the Company’s tangible net worth. Draws from $2 million to $5 million will be conditioned upon the Company’s compliance with an additional financial ratio, or alternatively, may be secured by the Company’s accounts receivable and inventory. Draws in excess of $5 million will be subject to terms agreed to at the time of the draw. The 1999 Line of Credit expires on May 30, 2000. The Company is currently seeking a renewal of at least a portion of the 1999 Line of Credit.

      If the Company’s existing cash reserves prove insufficient to fund its future cash requirements, and the Company is not able to renew its Line of Credit upon expiration or is unable to borrow against its 1999 Line of Credit if renewed, the Company may be required to seek alternative capital funding sources. There can be no assurances that such funds would be available to the Company, or if available would be on terms satisfactory to the Company. If the Company fails to maintain sufficient liquidity to fund its future cash requirements, the Company’s ability to pursue its business strategy during the year 2000 and thereafter would be adversely affected. See “Forward Looking Statements and Associated Considerations—Liquidity” as set forth in the Company’s 1999 Annual Report.

PowerCerv Corporation

Item 3. Quantitative and Qualitative Disclosure of Market Risk

      The Company had no holdings of derivative financial or commodity instruments at March 31, 2000. The Company has no significant exposure to interest rate or foreign currency exchange rate risks. An increase in interest rates of 100 basis points would not significantly impact the Company’s net income. Generally, all of the Company’s business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations should not have a significant impact on the Company.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors
PowerCerv Corporation

We have reviewed the accompanying condensed consolidated balance sheet of PowerCerv Corporation as of March 31, 2000, and the related condensed consolidated statements of operations for the three-month periods ended March 31, 2000 and 1999 and the condensed statements of cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of PowerCerv Corporation as of December 31, 1999, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended not presented herein and in our report dated January 20, 2000, we expressed an unqualified opinion on those consolidated financial statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Tampa, Florida
April 13, 2000

PowerCerv Corporation

Part II. Other Information

Item 1. Legal Proceedings

      A complaint was filed on July 24, 1997, in the United States District Court for the Middle District of Florida, captioned J. Conrad Lifsey vs. Harold R. Ross, Gerald R. Wicker, Marc J. Fratello, Roy E. Crippen, III, Donald B. Hebb, Jr., Thomas S. Roberts, PowerCerv Corporation, Alex Brown & Sons, Inc., Robertson, Stephens & Company, ABS Capital Partners, L.P., Summit Investors II, L.P., and Summit Ventures III, L.P. The complaint purports to be a class action on behalf of those persons who purchased shares of the Company’s common stock from March 1, 1996 (the date of the Company’s initial public offering of its common stock (“IPO”)) through July 24, 1996. The complaint alleges, among other things, that the defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Company’s IPO and in its subsequent securities filings, press releases and other public statements. The plaintiff seeks damages of an unspecified amount, rescission of certain securities sales and certain other remedies. On March 19, 1998, the defendants filed their motions to dismiss this complaint. An effect of this motion filing is to postpone any discovery on this case until after the motions are ruled on by the Court. On April 5, 1998, the Court ordered the parties to attend a mediation conference by July 30, 1998. The parties did not resolve this lawsuit in the mediation conference. The Court ordered a second mediation conference for March 22, 2000, in which the parties were again unable to resolve their lawsuit. To date, the Court has not issued a ruling on the Company’s motion to dismiss. The defendants continue to deny any wrongdoing and intend to contest the suit vigorously.

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

None

PowerCerv Corporation

Form 10-Q

(for the quarterly period ended March 31, 2000)

Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWERCERV CORPORATION

Date: May 12, 2000	/s/ Marc J. Fratello

Marc J. Fratello, Chairman of the Board (Duly Authorized Officer)

Date: May 12, 2000	/s/ Michael J. Simmons

Michael J. Simmons, President, Chief Executive Officer and Director (Duly Authorized Officer)

Date: May 12, 2000	/s/ Lawrence J. Alves

Lawrence J. Alves, Chief Financial Officer (Principal Financial Officer)