Form 10-Q
period 2000-06-30
POWERCERV CORP
filed 2000-08-11
CIK 1005758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of August 8, 2000, there were 13,811,210 shares of the registrant’s common stock, $.001 par value, outstanding.

PowerCerv Corporation
Form 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

PowerCerv Corporation

Condensed Consolidated Balance Sheets
(In thousands)

	June 30,	December 31,
	2000	1999

	(unaudited)
Assets

Current assets:

Cash and cash equivalents	$3,303	$6,224

Accounts receivable, net of allowance of $1,629 and $1,545, respectively	4,049	6,952

Other current assets	322	193

Total current assets	7,674	13,369

Property and equipment, net	867	1,231

Intangible assets, net	568	321

Investment in third party	—	500

Notes receivable, net of allowance of $130 and $0, respectively	1,271	1,037

Deposits and other assets	72	99

Total assets	$10,452	$16,557

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$537	$489

Accrued expenses	2,515	2,087

Deferred revenue	1,583	2,001

Total current liabilities	4,635	4,577

Deferred gain on sale of business	827	827

Shareholders’ equity	4,990	11,153

Total liabilities and shareholders’ equity	$10,452	$16,557

See accompanying independent accountants’ review report and notes to condensed consolidated financial statements.

PowerCerv Corporation

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2000	1999	2000	1999

Revenues:

License fees	$1,208	$1,789	$1,527	$3,242

Service fees	2,117	2,694	4,304	5,421

Total revenues	3,325	4,483	5,831	8,663

Costs and expenses:

Cost of licenses	101	235	239	413

Cost of services	1,696	1,934	3,390	3,924

General and administrative	1,150	1,311	2,411	2,526

Sales and marketing	1,692	2,053	3,447	4,219

Research and development	1,127	1,071	2,347	2,229

Work force reduction and other	711	—	711	485

Total costs and expenses	6,477	6,604	12,545	13,796

Operating loss	(3,152)	(2,121)	(6,714)	(5,133)

Interest and other income (expense), net	18	94	(73)	144

Operations disposed of during 1999

Revenues	—	—	—	2,464

Cost and expenses	—	—	—	2,240

	—	—	—	224

Gain on sale of business	—	2,651	—	5,647

	—	2,651	—	5,871

Income (loss) before income taxes	(3,134)	624	(6,787)	882

Income tax expense	—	—	248	—

Net income (loss) and comprehensive income (loss)	$(3,134)	$624	$(7,035)	$882

Net income (loss) per share:

Basic	$(.23)	$.05	$(.51)	$.07

Diluted	$(.23)	$.05	$(.51)	$.06

Shares used in computing net income (loss) per share:

Basic	13,811	13,147	13,731	13,315

Diluted	13,811	13,434	13,731	13,665

See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

PowerCerv Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six months ended June 30,

	2000	1999

Cash flows from operating activities:

Net income (loss)	$(7,035)	$882

Adjustments to reconcile net income (loss) to net cash
used in operating activities:

Depreciation and amortization	399	685

Gain on sale of business	—	(5,647)

Deferred revenue	(418)	(66)

Changes in assets and liabilities	3,044	(1,451)

Net cash flows used in operating activities	(4,010)	(5,597)

Cash flows from investing activities:

Sale of business	—	6,680

Return of investment in third party	500	250

Purchase of intangible asset	(250)	—

Purchases of property and equipment, net	(32)	(205)

Net cash flows provided by investing activities	218	6,725

Cash flows from financing activities:

Net proceeds from issuance of common stock	871	20

Net cash flows provided by financing activities	871	20

Net increase (decrease) in cash and cash equivalents	(2,921)	1,148

Cash and cash equivalents, beginning of period	6,224	6,594

Cash and cash equivalents, end of period	$3,303	$7,742

See accompanying independent accountants’ review report and notes to condensed consolidated financial statements.

PowerCerv Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.  Basis of Presentation

      The condensed consolidated balance sheet of PowerCerv Corporation and its subsidiary (collectively, the “Company”) as of June 30, 2000, and the condensed consolidated statements of operations for the three and six months ended June 30, 2000 and 1999 and the condensed consolidated statements of cash flows for the six months ended June 30, 2000 and 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000, and for all periods presented have been made. The condensed consolidated balance sheet at December 31,1999, has been derived from the Company’s audited consolidated financial statements at that date.

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

      The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

      On December 3, 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The SAB was effective for the first quarter of the fiscal year beginning after December 15, 1999, however, recently the SEC has extended the implementation date for companies whose fiscal year ends between December 16, 1999, and March 15, 2000, to the fourth quarter of fiscal year 2000. The Company has evaluated the impact of this SAB on its financial reporting of results of operations and does not believe that adoption of SAB 101 will have a material impact on revenues.

      In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, which is effective for fiscal years beginning after June 15, 2000. PowerCerv does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

B.  Revenue Recognition

      License fees represent revenue from the licensing of the Company’s Integrated Enterprise Response Solutions application products. License fees also include royalties earned on the Company’s Integrated Enterprise Response Solutions application products and related intellectual properties. Service fees represent revenue from consulting services, education services and support and maintenance services.

      The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants’ Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by Statement of Position 98-4, Deferral of the Effective Date of a Provision of SOP 97-2 (“SOP 98-4”) and Statement of Position 98-9,

PowerCerv Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

C.  Earnings (Loss) Per Share Data

      The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”) for the periods indicated:

	(in thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

Basic:

Net income (loss)	$(3,134)	$624	$(7,035)	$882

Average shares outstanding	13,811	13,147	13,731	13,315

Basic EPS	$(.23)	$.05	$(.51)	$.07

Diluted:

Net income (loss)	$(3,134)	$624	$(7,035)	$882

Average shares outstanding	13,811	13,147	13,731	13,315

Net effect of dilutive stock options— based on the treasury stock method	—	287	—	350

Totals	13,811	13,434	13,731	13,665

Diluted EPS	$(.23)	$.05	$(.51)	$.06

      Common stock equivalents in the three and six month periods ended June 30, 2000, were anti-dilutive due to the net loss sustained by the Company during those periods, thus the diluted net loss per share in those periods is the same as the basic net loss per share. During the quarter ended June 30, 2000, employees exercised no stock options.

PowerCerv Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

D.  Accrued Expenses

      Accrued expenses consist of the following:

	(in thousands)
	June 30,	December 31,
	2000	1999

Compensation	$570	$1,139

Severance and related costs	711	45

Other	1,234	903

	$2,515	$2,087

E.  Commitments

      The Company has entered into employment agreements with certain of its executive officers. Information regarding these agreements is available in the Company’s 1999 Annual Report.

F.  Contingencies

      A complaint was filed on July 24, 1997, in the United States District Court for the Middle District of Florida, captioned J. Conrad Lifsey vs. Harold R. Ross, Gerald R. Wicker, Marc J. Fratello, Roy E. Crippen, III, Donald B. Hebb, Jr., Thomas S. Roberts, PowerCerv Corporation, Alex Brown & Sons, Inc., Robertson, Stephens & Company, ABS Capital Partners, L.P., Summit Investors II, L.P., and Summit Ventures III, L.P. The complaint purports to be a class action on behalf of those persons who purchased shares of the Company’s common stock from March 1, 1996 (the date of the Company’s initial public offering of its common stock (“IPO”)) through July 24, 1996. The complaint alleges, among other things, that the defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Company’s IPO and in its subsequent securities filings, press releases and other public statements. The plaintiff seeks damages of an unspecified amount, rescission of certain securities sales and certain other remedies. On March 19, 1998, the defendants filed their motions to dismiss this complaint. An effect of this motion filing is to stay any discovery on this case until after the motions are ruled on by the Court. On April 5, 1998, the Court ordered the parties to attend a mediation conference by July 30, 1998. The parties did not resolve this lawsuit in the mediation conference. The Court ordered a second mediation conference for March 22, 2000, however, the parties were again unable to resolve this matter. On May 1, 2000, defendants filed supplemental authority in support of their motions to dismiss. To date, the Court has not issued a ruling on the Company’s motion to dismiss. The defendants continue to deny any wrongdoing and intend to contest the suit vigorously.

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

PowerCerv Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

G.  Income Taxes

      During the first quarter of 2000, the Company recorded a charge related to estimated federal and state income tax and interest totaling $359 resulting from an Internal Revenue Service examination of the Company’s 1996 and 1995 federal income tax returns. The amount allocated to tax expense is $209, and $150 was allocated to interest expense. The Internal Revenue Service has rendered an unfavorable assessment resulting in the estimated exposure amount. The Company will continue to appeal this assessment.

      The Company also recorded $39 of income tax expense related to state income taxes and increased its deferred income tax asset valuation allowance for the six-month period ended June 30, 2000, to offset the tax benefit applicable to the loss incurred during the period. The decision to fully reserve the deferred income tax asset was primarily the result of the Company’s continued losses from operations.

      For the three and six month periods ended June 30, 1999, the Company recorded no federal income tax expense since its net operating loss carryforwards offset any tax expense applicable to the net income for that period.

H.  Segment Reporting

      The Company has identified its operating segments as its services and license product segments. In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. The services segment provides consulting, education, support and maintenance services, and the license product segment provides Integrated Enterprise Response Solutions application products.

      The following tables provide the various segment data (in thousands):

	Three Months Ended June 30, 2000				Six Months Ended June 30, 2000

	License	Services	Unallocated	Total	License	Services	Unallocated	Total

Revenues from external customers	$1,208	$2,117	—	$3,325	$1,527	$4,304	—	$5,831
Segment profit (loss)	$(1,712)	$421	$(1,843)	$(3,134)	$(4,506)	$914	$(3,443)	$(7,035)

	Three Months Ended June 30, 1999				Six Months Ended June 30, 1999

	License	Services	Unallocated	Total	License	Services	Unallocated	Total

Revenues from external customers	$1,789	$2,694	—	$4,483	$3,242	$5,421	—	$8,663

Segment profit (loss)	$(1,570)	$760	$1,434	$624	$(3,619)	$1,497	$3,004	$882

      There were no transactions between segments. The unallocated amounts are made up of the following items:

PowerCerv Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three	Six	Three	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2000	June 30, 2000	June 30, 1999	June 30, 1999

General and administrative costs	$(1,150)	$(2,411)	$(1,311)	$(2,526)

Work force reduction	(711)	(711)	—	(485)

Interest and other income (expense), net	18	(73)	94	144

Operations disposed of in 1999	—	—	—	224

Gain on sale of business	—	—	2,651	5,647

Income tax expense	—	(248)	—	—

	$(1,843)	$(3,443)	$1,434	$3,004

      The Company does not use assets as a measure of the segment’s performance, thus no assets are disclosed by segment in the tables above.

I.  Work Force Reduction and Other

      During the second quarter of 2000, the Company initiated actions to reduce its work force and undertook additional cost cutting measures in line with its objective to return to profitability. The Company recorded a restructuring charge related to a work force reduction and other expenses totaling $711 in the second quarter of 2000. Additional restructuring charges of $162 will be recorded in the third quarter of 2000 for a total restructuring charge of $873 in 2000. The total restructuring charge includes severance and related costs of $649 (4 senior-level staff and 35 non senior-level employees primarily in sales, services and research and development) and costs of $224 related to office closings. At June 30, 2000, the Company had approximately $710 in remaining restructuring related liabilities that are included in accrued expenses on the condensed consolidated balance sheet. As part of the restructuring plan, the Company’s Chairman has assumed the role of Chief Executive Officer, and the previous Chief Executive Officer is no longer with the Company. Office closings are anticipated for completion during the third quarter of 2000, and severance payments will be paid during the next 11 months. The Company expects to realize gross annual savings of approximately $6,400 as a result of these actions. The restructuring is part of the Company’s strategic plan to reevaluate the Company’s direction, product positioning, marketing segments and distribution strategies. Management believes that it has properly resized the Company to minimize future losses, allow for sufficient time to implement its strategic plan and ultimately seek to return to profitability.

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

PowerCerv Corporation

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(dollars in thousands)

Overview

      The Company is focused on delivering open, modifiable Integrated Enterprise Response Solutions with innovative E-Commerce capabilities to mid-size U.S. companies with annual revenues between $25 million and $750 million. The Company has focused its resources, including product development, marketing and sales efforts, on the needs and requirements of companies in this market. The Company’s revenues currently consist primarily of software license fees and fees for services, primarily relating to the Company’s applications, including consulting, education and maintenance and support.

      The Company was organized in April 1992, and through calendar year 1994 a substantial part of the Company’s revenue was derived from technology resales and consulting and education services. The Company began selling its own license product in the fourth quarter of 1993. Since then, the Company has brought several additional applications to the market. Service fees remain the Company’s largest single revenue source, although the Company’s strategy is to seek to increase revenue generated from licensing its application products. On March 31, 1999, the Company sold its general consulting and general education business (consulting and education services other than its application-related services ) to a third party. The results of operations for the first quarter of 1999 have been reclassified to conform with the current quarter’s presentations. It also finalized its 1998 strategy to discontinue technology resales of various third-party software products.

      License fees represent revenue from licensing the Company’s Integrated Enterprise Response Solutions application products and royalties earned on the Company’s Integrated Enterprise Response Solutions application products and related intellectual properties. Service fees represent revenue from implementing the Company’s Integrated Enterprise Response Solutions application products, consulting services, education services and maintenance and support services.

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

      In June, 1998, the Financial Accounting Standards Board (FASB) issued statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in years beginning after June 15, 2000. Because of the Company’s minimal use of derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

      On December 3, 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The SAB was effective for the first quarter of the fiscal year beginning after December 15, 1999, however, recently the SEC has extended the implementation date for companies whose fiscal year ends between December 16, 1999, and March 15, 2000, to the fourth quarter of fiscal year 2000. The Company has evaluated the impact of this SAB on its financial reporting of results of operations and does not believe that adoption of SAB 101 will have a material impact on revenues.

      In June, 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, which is effective for fiscal years beginning after June 15, 2000. PowerCerv does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

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
Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and/or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand for the Company’s products and services as described in the Company’s 1999 Annual Report on Form 10K/A filed with the SEC on April 13, 2000, under “Management’s Discussion and Analysis of Financial Condition and
Results of Operations — Forward-Looking Statements and Associated Considerations;” “—Fluctuations in
Quarterly Activity and Results of Operations;” “—Competition;” “—Economic and Market Condition Risks;”
“Impact of the Year 2000;” “—Lengthy Sales Cycle;” “Ability to Manage Change;” “—Liquidity;” “—Availability
of Consulting Personnel,” “—Dependence on Product Development and Associated Risks,” —Dependence on
New Products;” “—Dependence on PowerBuilder® and others;” “—Dependence on Proprietary Technology;
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

Results of Operations

      The following table sets forth, for the periods indicated, certain financial data regarding the Company’s revenues derived from license fees and service fees from continuing operations:

Revenues	Three months ended June 30,			Six months ended June 30,

	2000	Change	1999	2000	Change	1999

License fees	$1,208	(32)%	$1,789	$1,527	(53)%	$3,242

Percentage of total revenues	36%		40%	26%		37%

Service fees	2,117	(21)%	2,694	4,304	(21)%	5,421

Percentage of total revenues	64%		60%	74%		63%

      License fees. The Company’s license fees are derived from licensing the Company’s application products. In addition, any royalty fees earned are included in license fees. The Company establishes its licensing fees using a tiered pricing approach based on the number of concurrent servers and users. Source code licenses are available at an additional cost. License fees decreased for the three and six months ended June 30, 2000, compared to the same periods in 1999. Management believes the primary reason for the decrease in license revenue was due to overall depressed market conditions initially resulting from customers’ reluctance to make decisions early in the year after having addressed Y2K concerns in the previous year. Management believes that depressed market conditions continued in the second quarter of 2000 due to decreased demand for traditional enterprise software and a shift to integrated systems with E-Commerce capabilities already being offered by the Company. As a result, customers are taking longer to make decisions regarding these more advanced systems. Interest in our products and sales leads were stronger in the second quarter compared to the first quarter of 2000, as evidenced by the approximate 300% increase in license revenue. As a result of current market conditions, the Company has initiated restructuring measures that included work force reduction plans and office closings. Management believes that it has properly resized the Company to minimize further losses and seek to return to profitability once market conditions improve. Additionally, the Company has developed a strategic plan focusing on reevaluating the Company’s direction, product positioning, market segments and distribution strategies. The Company expects continued growth in its license revenue, but there can be no assurance that the Company’s license revenues will increase in accordance with management’s expectations.

      Services fees. The Company’s service fees consist of revenue from consulting, education and support and maintenance services for the Company’s application software licenses. Consulting services are primarily provided on a time and materials basis, education services are generally priced on a per-student basis and annual support and maintenance are based on a percentage of related license fees. Management believes that the decrease in service revenue was also impacted by the overall depressed market conditions resulting initially from Y2K concerns and then due to a shift in demand from traditional enterprise software to integrated systems with E-Commerce

PowerCerv Corporation

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(dollars in thousands)

capabilities. Management believes that companies focused their efforts on getting new systems running before December 31, 1999, which resulted in substantially lower license purchases and a general decrease in consulting services and maintenance and support services in the first half of 2000. The Company believes that as revenue from licensing its application products increases, the demand for application consulting services (and related revenue) will increase correspondingly, as will service fees for maintenance and support; however, there can be no assurance that license revenue will increase or that if it does increase, revenue from service fees will increase correspondingly.

Costs and Expenses

      The following table sets forth, for the periods indicated, certain financial data regarding the Company’s costs associated with its license fees and services:

Cost of Revenues:	Three months ended June 30,			Six months ended June 30,

	2000	Change	1999	2000	Change	1999

Cost of licenses	$101	(57)%	$235	$239	(42)%	$413

Gross profit percentage	92%		87%	84%		87%

Cost of services	1,696	(12)%	1,934	3,390	(14)%	3,924

Gross profit percentage	20%		28%	21%		27%

      Cost of licenses. The cost of licenses consists primarily of production costs, royalties associated with third-party products sold with the Company’s products, the cost associated with resales made by VARs, and the amortization of intangible assets. The cost of licenses for the three and six months ended June 30, 2000, decreased 57% and 42%, respectively, compared to the same periods in 1999 primarily resulting from lower amortization expense and lower fees to VARs offset by increased royalties associated with third-party products sold with the Company’s products. Profit margins increased for the three months ended June 30, 2000, as compared to the same period in 1999 due to lower VAR sales in the current quarter. Gross profit margin decreased for the six months ended June 30, 2000, due to significantly lower license fee revenue and increased royalties.

      Cost of services. The cost of services consists primarily of compensation and travel costs associated with providing consulting, product support and maintenance, technical services and education. The cost of services decreased 12% and 14%, respectively, for the three and six months ended June 30, 2000, as compared to the same periods in 1999 primarily due to lower compensation expense for the periods. The decrease in gross profit percentage is primarily due to lower use of consultants resulting from lower service activity in the period. The Company’s restructuring plan initiated in the second quarter of 2000 resulted in the elimination of eight services positions. The Company expects to realize gross annual savings of approximately $2,132. The Company believes that it has properly resized the consulting services component and expects that these reductions will result in lower expenses and increased utilization of remaining services personnel, however, there can be no assurance that the Company will return to profitability as a result of these actions.

      The following table sets forth, for the periods indicated, certain financial data regarding the Company’s operating expenses:

PowerCerv Corporation

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(dollars in thousands)

Operating Expenses:	Three months ended June 30,			Six months ended June 30,

	2000	Change	1999	2000	Change	1999

General and administrative	$1,150	(12)%	$1,311	$2,411	(5)%	$2,526

Percentage of total revenues	35%		29%	41%		29%

Sales and marketing	1,692	(18)%	2,053	3,447	(18)%	4,219

Percentage of total revenues	51%		46%	59%		48%

Research and development	1,127	5%	1,071	2,347	5%	2,229

Percentage of total revenues	34%		24%	40%		26%

      General and administrative (G&A). G&A expenses include compensation, communications, accounting, human resources, legal and related facilities expenses. The decrease in G&A expenses for the three and six months ended June 30, 2000, compared to the same periods in 1999, is primarily due to lower legal expenses in the current periods offset by higher bad debt expense. The G&A expense percentage of total revenue increased due to the fixed nature of G&A expenses and a reduction in total revenue for the periods. The Company’s restructuring plan initiated in the second quarter of 2000 resulted in the elimination of five G&A positions. The Company expects to realize gross annual savings of approximately $422. The Company believes that it has properly resized its cost structure and expects that these reductions will result in lower expenses, however, there can be no assurance that the Company will return to profitability as a result of these actions.

      Sales and marketing. Sales and marketing expenses primarily consist of compensation paid to sales and marketing personnel; costs of marketing, including direct mail and telemarketing activities; costs of public relations, including trade shows and conferences; and related communications costs. Sales and marketing costs decreased 18% for the three and six months ended June 30, 2000, as compared to the same periods in 1999 as a result of lower sales commissions earned on license revenue in the current periods, which was offset to a certain extent by increased advertising and tradeshow costs. The sales and marketing expense as a percentage of total revenue increased due to lower license and service revenue for the periods. During the first half of 2000, the Company increased its investment in marketing programs focused on increasing awareness of the Company and its products and expansions of the Company’s marketing and telemarketing organizations in Tampa. The Company’s restructuring and cost cutting plan initiated in the second quarter of 2000 will involve a reduction in advertising costs for the remainder of the year by placing fewer trade media adds and included a resizing of the sales and marketing staff through the elimination of 14 positions. The Company expects to realize gross annual savings of approximately $2,810. There can be no assurance that the first and second quarter marketing investments will result in higher revenues for the Company, nor that the Company will return to profitability as a result of its cost cutting measures.

      Research and development (R&D). R&D costs consist primarily of compensation and related facilities and equipment costs associated with developing, maintaining and enhancing the Company’s products. Since inception, the Company has not capitalized any internal R&D costs as the costs incurred during the period between the point in time that technological feasibility is established and that a product is released to the market have been insignificant. R&D costs increased 5% for the three and six months ended June 30, 2000, as compared to the same periods in 1999, primarily due to increased personnel costs. The R&D cost percentage of total revenue increased due to the fixed nature of R&D costs and decreased total revenue for the periods. The Company’s restructuring plan initiated in the second quarter of 2000 involves the elimination of 15 R&D positions. The Company expects to realize gross

PowerCerv Corporation

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(dollars in thousands)

annual savings of approximately $1,036; however, there can be no assurance that the Company will return to profitability as a result of these actions.

      Work force reduction and other. During the second quarter of 2000, the Company initiated actions to reduce its work force and undertook additional cost cutting measures in line with its objective to return to profitability. The Company recorded a restructuring charge related to a work force reduction and other expenses totaling $711 in the second quarter of 2000. Additional restructuring charges of $162 will be recorded in the third quarter of 2000 for a total restructuring charge of $873 in 2000. The total restructuring charge includes severance and related costs of $649 (4 senior-level staff and 35 non senior-level employees primarily in sales, services and research and development) and costs of $224 related to office closings. At June 30, 2000, the Company had approximately $710 in remaining restructuring related liabilities that are included in accrued expenses on the condensed consolidated balance sheet. As part of the restructuring plan, the Company’s Chairman has assumed the role of Chief Executive Officer, and the previous Chief Executive Officer is no longer with the Company. Office closings are anticipated for completion during the third quarter of 2000 and severance payments will be paid during the next 11 months. The Company expects to realize gross annual savings of approximately $6,400 as a result of these actions. The restructuring is part of the Company’s strategic plan to reevaluate the Company’s direction, product positioning, marketing segments and distribution strategies. Management believes that it has properly resized the Company to minimize future losses, allow for sufficient time to implement its strategic plan and ultimately seek to return to profitability.

      During the first quarter of 1999, the Company recorded a charge related to a work force reduction and other related expenses totaling $485. This amount included severance and related costs of $391 (11 employees, primarily management level) and costs of $94 related to office downsizings or closings. As of March 31, 2000, the Company had paid all of the $485 charged to expense.

      Income taxes. During the first quarter of 2000, the Company recorded a charge related to estimated federal and state income tax and interest totaling $359 resulting from an Internal Revenue Service examination of the Company’s 1996 and 1995 federal income tax returns. The amount allocated to tax expense is $209, and $150 was allocated to interest expense. The Internal Revenue Service has rendered an unfavorable assessment resulting in the estimated exposure amount. The Company will continue to appeal this assessment.

      The Company also recorded $39 of income tax expense related to state income taxes and increased its deferred income tax asset valuation allowance for the six-month period ended June 30, 2000, to offset the tax benefit applicable to the loss incurred during the period. The decision to fully reserve the deferred income tax asset was primarily the result of the Company’s continued losses from operations.

      For the three and six-month periods ended June 30, 1999, the Company recorded no federal income tax expense since its net operating loss carryforwards offset any tax expense applicable to the net income for that period.

PowerCerv Corporation

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(dollars in thousands)

Liquidity and Capital Resources

      The following tables set forth, for the periods indicated, certain financial data regarding the periods indicated, certain financial data regarding the Company’s working capital balances, cash and cash equivalents, cash used in operating activities, cash provided by investing activities and cash provided by financing activities:

	As of

	June 30, 2000	Change	December 31, 1999

Working capital	$3,039	(65)%	$8,792

Cash and cash equivalents	3,303	(47)%	6,224

		For the
	Six months ended June 30,

	2000	Change	1999

Cash used in operating activities	$(4,010)	28%	$(5,597)

Cash provided by investing activities	218	(97)%	6,725

Cash provided by financing activities	871	>100%	20

      Working capital and cash and cash equivalents decreased as of June 30, 2000, compared to December 31, 1999, principally due to negative cash flow from operations.

      For the six month period ended June 30, 2000, cash used by operating activities totaled $4,010, due principally to lower than anticipated license revenue in the first and second quarters and consequently lower service fees for the six month period.

      The Company’s cash provided by investing activities totaling $218 for the six month period ended June 30, 2000, was principally due to the proceeds from a return of the Company’s investment in a third party ($500), offset by purchases of software and fixed assets ($282). The cash provided by investing activities of $6,725 for the six month period ended June 30, 1999, was principally due to the sale of its general consulting business in March 1999 ($6,680) and the proceeds from a return of the Company’s investment in a third party ($250), offset by purchases of fixed assets ($205).

      At June 30, 2000, the Company’s primary source of liquidity consisted of its cash and cash equivalents balance of $3,303 and its short-term accounts receivable balance of $4,049. The Company’s 1999 Line of Credit expired on May 30, 2000. The Company is currently seeking other sources of debt or equity. There can be no assurances that such funds will be available to the Company or, if available, would be on terms satisfactory to the Company.

      In June, 2000, PowerCerv recognized that revenue for the Company was not going to rapidly return to the levels achieved in the third and fourth quarters of last year. The decision was made to downsize the Company in an effort to achieve a break-even point with substantially reduced revenues. The cost of this restructuring is approximately

PowerCerv Corporation

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(dollars in thousands)

$873 of which $711 was reported as part of the second quarter results and the balance of $162 will be reported in the third quarter. This restructuring will save the Company approximately $1,600 in expenses per quarter.

      If the Company’s existing cash reserves and restructuring decision prove insufficient to fund its future cash requirements and the Company is not able to obtain other sources of funds, the Company’s ability to pursue its business strategy during the year 2000 and thereafter will be adversely affected. See “Forward Looking Statements and Associated Considerations—Liquidity” as set forth in the Company’s 1999 Annual Report.

PowerCerv Corporation

Item 3. Quantitative and Qualitative Disclosure of Market Risk

      The Company had no holdings of derivative financial or commodity instruments at June 30, 2000. The Company has no significant exposure to interest rate or foreign currency exchange rate risks. An increase in interest rates of 100 basis points would not significantly impact the Company’s net income. Generally, all of the Company’s business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations should not have a significant impact on the Company.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors
PowerCerv Corporation

We have reviewed the accompanying condensed consolidated balance sheet of PowerCerv Corporation and subsidiary as of June 30, 2000, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2000 and 1999 and the condensed statements of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of PowerCerv Corporation as of December 31, 1999, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended not presented herein and in our report dated January 20, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Tampa, Florida
July 14, 2000

PowerCerv Corporation

Part II. Other Information

Item 1. Legal Proceedings

      A complaint was filed on July 24, 1997, in the United States District Court for the Middle District of Florida, captioned J. Conrad Lifsey vs. Harold R. Ross, Gerald R. Wicker, Marc J. Fratello, Roy E. Crippen, III, Donald B. Hebb, Jr., Thomas S. Roberts, PowerCerv Corporation, Alex Brown & Sons, Inc., Robertson, Stephens & Company, ABS Capital Partners, L.P., Summit Investors II, L.P., and Summit Ventures III, L.P. The complaint purports to be a class action on behalf of those persons who purchased shares of the Company’s common stock from March 1, 1996 (the date of the Company’s initial public offering of its common stock (“IPO”)) through July 24, 1996. The complaint alleges, among other things, that the defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Company’s IPO and in its subsequent securities filings, press releases and other public statements. The plaintiff seeks damages of an unspecified amount, rescission of certain securities sales and certain other remedies. On March 19, 1998, the defendants filed their motions to dismiss this complaint. An effect of this motion filing is to stay any discovery on this case until after the motions are ruled on by the Court. On April 5, 1998, the Court ordered the parties to attend a mediation conference by July 30, 1998. The parties did not resolve this lawsuit in the mediation conference. The Court ordered a second mediation conference for March 22, 2000, however, the parties were again unable to resolve this matter. On May 1, 2000, defendants filed supplemental authority in support of their motions to dismiss. To date, the Court has not issued a ruling on the Company’s motion to dismiss. The defendants continue to deny any wrongdoing and intend to contest the suit vigorously.

      The Company is also subject to miscellaneous legal proceedings in the normal course of business. The Company is currently defending these proceedings and claims and anticipates that it will be able to resolve these matters in a manner that will not have a material adverse effect on the Company’s consolidated financial position.

Item 4. Submission of Matters to a Vote of Security Holders

      The Company held its Annual Meeting of Shareholders on June 1, 2000 (“2000 Annual Meeting”). At the 2000 Annual Meeting, the shareholders voted to elect Marc J. Fratello, Roy E. Crippen, III, Michael J. Simmons, O.G. Greene and David A. Straz, Jr. as directors of the Company, to hold office until the Company’s 2001 Annual Meeting and until their successors are elected and qualified or earlier resignation, removal from office or death. The shareholders also voted to ratify the appointment independent auditor, Ernst and Young LLP, for the year ending December 31, 2000.

      The total number of shares of the Company’s common stock, $.001 par value (“Common Stock”), issued, outstanding and entitled to vote at the 2000 Annual Meeting was 13,811,210 shares, of which 12,984,636 shares of Common Stock were present in person or by proxy. The following list indicates the number of votes received by each of the nominees for the Company’s Board of Directors:

Name	Votes For	Abstentions

Marc J. Fratello	12,860,853	123,783

Roy E. Crippen, III	12,861,003	123,633

PowerCerv Corporation

Part II. Other Information

Michael J. Simmons	12,861,003	123,633

O.G. Greene	12,861,003	123,633

David A. Straz, Jr.	12,861,003	123,633

      The appointment of Ernst and Young LLP as the Company’s independent auditors was approved by a majority of the shareholders present and entitled to vote at the 2000 Annual Shareholders Meeting. Specifically, of the 12,984,636 shares of Common Stock present in person or by proxy, a total of 12,901,421 voted in favor of this proposal, 61,465 shares of Common Stock voted against, and 21,750 shares of Common Stock abstained from voting.

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

(b)   Reports on Form 8-K

None

PowerCerv Corporation

Form 10-Q

(for the quarterly period ended June 30, 2000)

Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PowerCerv Corporation

Date: August 11, 2000	/s/ Marc J. Fratello

Marc J. Fratello, Chairman and Chief Executive Officer (Duly Authorized Officer)

Date: August 11, 2000	/s/ Lawrence J. Alves

Lawrence J. Alves, Chief Financial Officer, Treasurer (Principal Financial Officer)