Form 10-Q
period 2000-09-30
POWERCERV CORP
filed 2000-11-14
CIK 1005758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of November 8, 2000, there were 13,811,210 shares of the registrant’s common stock, $.001 par value, outstanding.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure of Market Risk
INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT’S REVIEW REPORT
Part II. Other Information
Executive Termination Agreement
Accnts' Ltr Rgrdng Unaudited Interim Financials
Financial Data Schedule

PowerCerv Corporation
Form 10-Q

Index

Page

Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2000 (unaudited) and December 31, 1999	2

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2000 and 1999 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999 (unaudited)	4

Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosure of Market Risk	18

Independent Accountants’ Review Report	19

Part II. Other Information

Item 1. Legal Proceedings	20

Item 6. Exhibits and Reports on Form 8-K	20

Signatures	22

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

PowerCerv Corporation

Condensed Consolidated Balance Sheets
(In thousands)

	September 30,	December 31,
	2000	1999

	(unaudited)
Assets

Current assets:

Cash and cash equivalents	$2,697	$6,224

Accounts receivable, net of allowance of $1,509 and $1,545, respectively	3,938	6,952

Other current assets	429	193

Total current assets	7,064	13,369

Property and equipment, net	680	1,231

Intangible assets, net	567	321

Investment in third party	—	500

Notes receivable, net of allowance of $130 and $0, respectively	1,161	1,037

Deposits and other assets	41	99

Total assets	$9,513	$16,557

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$601	$489

Accrued expenses	2,273	2,087

Deferred revenue	1,574	2,001

Total current liabilities	4,448	4,577

Deferred gain on sale of business	827	827

Shareholders’ equity	4,238	11,153

Total liabilities and shareholders’ equity	$9,513	$16,557

See accompanying independent accountants’ review report and notes to condensed consolidated financial statements.

PowerCerv Corporation

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,

	2000	1999	2000	1999

Revenues:

License fees	$1,470	$2,854	$2,998	$6,096

Service fees	2,129	3,041	6,433	8,462

Total revenues	3,599	5,895	9,431	14,558

Costs and expenses:

Cost of licenses	369	413	609	826

Cost of services	1,226	1,835	4,616	5,795

General and administrative	736	1,005	3,146	3,531

Sales and marketing	1,054	1,902	4,500	6,085

Research and development	834	1,123	3,182	3,352

Work force reduction and other	162	—	873	485

Total costs and expenses	4,381	6,278	16,926	20,074

Operating loss	(782)	(383)	(7,495)	(5,516)

Interest and other income (expense), net	37	62	(36)	206

Operations disposed of during 1999

Revenues	—	—	—	2,464

Cost and expenses	—	—	—	2,240

	—	—	—	224

Gain on sale of business	—	—	—	5,647

	—	—	—	5,871

Income (loss) before income taxes	(745)	(321)	(7,531)	561

Income tax expense	7	—	255	—

Net income (loss) and comprehensive income (loss)	$(752)	$(321)	$(7,786)	$561

Net income (loss) per share:

Basic	$(0.05)	$(0.02)	$(.57)	$0.04

Diluted	$(0.05)	$(0.02)	$(.57)	$0.04

Shares used in computing net income (loss) per share:

Basic	13,811	13,153	13,758	13,372

Diluted	13,811	13,153	13,758	14,284

See accompanying independent accountants’ review report and notes to condensed consolidated financial statements.

PowerCerv Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine months ended September 30,

	2000	1999

Cash flows from operating activities:

Net income (loss)	$(7,786)	$561

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation and amortization	585	929

Gain on sale of business	—	(5,647)

Deferred revenue	(427)	71

Changes in assets and liabilities	3,009	(3,189)

Net cash flows used in operating activities	(4,619)	(7,275)

Cash flows from investing activities:

Sale of business	—	6,680

Return of investment in third party	500	250

Purchase of intangible asset	(250)	—

Purchases of property and equipment, net	(29)	(307)

Net cash flows provided by investing activities	221	6,623

Cash flows from financing activities:

Net proceeds from issuance of common stock	871	60

Net cash flows provided by financing activities	871	60

Net decrease in cash and cash equivalents	(3,527)	(592)

Cash and cash equivalents, beginning of period	6,224	6,594

Cash and cash equivalents, end of period	$2,697	$6,002

See accompanying independent accountants’ review report and notes to condensed consolidated financial statements.

PowerCerv Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.  Basis of Presentation

      The condensed consolidated balance sheet of PowerCerv Corporation and its subsidiary (collectively, the “Company”) as of September 30, 2000, and the condensed consolidated statements of operations for the three and nine months ended September 30, 2000 and 1999 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000, and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1999, has been derived from the Company’s audited consolidated financial statements at that date.

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

      The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

PowerCerv Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

C.  Earnings (Loss) Per Share Data

      The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”) for the periods indicated:

	(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Basic:

Net income (loss)	$(752)	$(321)	$(7,786)	$561

Average shares outstanding	13,811	13,153	13,758	13,372

Basic EPS	$(0.05)	$(0.02)	$(0.57)	$0.04

Diluted:

Net income (loss)	$(752)	$(321)	$(7,786)	$561

Average shares outstanding	13,811	13,153	13,758	13,372

Net effect of dilutive stock options— based on the treasury stock method	—	—	—	912

Totals	13,811	13,153	13,758	14,284

Diluted EPS	$(0.05)	$(0.02)	$(0.57)	$0.04

      Common stock equivalents in the three and nine month periods ended September 30, 2000 and the three month period ended September 30, 1999, were anti-dilutive due to the net loss sustained by the Company during those periods, thus the diluted net loss per share in those periods is the same as the basic net loss per share. During the quarter ended September 30, 2000, employees exercised no stock options.

PowerCerv Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

D.  Accrued Expenses

      Accrued expenses consist of the following:

	(in thousands)

	September 30,	December 31,
	2000	1999

Compensation	$693	$1,139

Severance and related costs	566	45

Other	1,014	903

	$2,273	$2,087

E.  Commitments

      The Company has entered into employment agreements with certain of its executive officers. Information regarding these agreements is available in the Company’s 1999 Annual Report.

F.  Contingencies

      A complaint was filed on July 24, 1997, in the United States District Court for the Middle District of Florida, captioned J. Conrad Lifsey vs. Harold R. Ross, Gerald R. Wicker, Marc J. Fratello, Roy E. Crippen, III, Donald B. Hebb, Jr., Thomas S. Roberts, PowerCerv Corporation, Alex Brown & Sons, Inc., Robertson, Stephens & Company, ABS Capital Partners, L.P., Summit Investors II, L.P., and Summit Ventures III, L.P. The complaint purports to be a class action on behalf of those persons who purchased shares of the Company’s common stock from March 1, 1996 (the date of the Company’s initial public offering of its common stock (“IPO”)) through July 24, 1996. The complaint alleges, among other things, that the defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Company’s IPO and in its subsequent securities filings, press releases and other public statements. The plaintiff seeks damages of an unspecified amount, rescission of certain securities sales and certain other remedies. On March 19, 1998, the defendants filed their motions to dismiss this complaint. An effect of this motion filing is to stay any discovery on this case until after the motions are ruled on by the Court. On April 5, 1998, the Court ordered the parties to attend a mediation conference by July 30, 1998. The parties did not resolve this lawsuit in the mediation conference. The Court ordered a second mediation conference for March 22, 2000, however, the parties were again unable to resolve this matter. On May 1, 2000, defendants filed supplemental authority in support of their motions to dismiss. The Court entertained oral argument on Defendants’ Motion to Dismiss on October 30, 2000. To date, however, the Court has not issued an Order on the Motion. The defendants continue to deny any wrongdoing and intend to contest the suit vigorously.

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

PowerCerv Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

G.  Income Taxes

      During the first quarter of 2000, the Company recorded a charge related to estimated federal and state income tax and interest totaling $359 resulting from an Internal Revenue Service examination of the Company’s 1996 and 1995 federal income tax returns. The amounts allocated to tax expense and interest expense were $209 and $150, respectively. The Internal Revenue Service has rendered an unfavorable assessment resulting in the estimated exposure amount. The Company will continue to appeal this assessment.

      The Company also recorded $46 of income tax expense related to state and federal income taxes. The Company recorded a deferred income tax benefit applicable to the losses incurred during the period and correspondingly increased its deferred income tax valuation allowance for the same amount for the nine month period ended September 30, 2000. The decision to fully reserve the deferred income tax asset was primarily the result of the Company’s continued losses from operations.

      For the three and nine month periods ended September 30, 1999, the Company recorded no federal income tax expense since its net operating loss carryforwards offset any tax expense applicable to the net income for that period.

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

      The following tables provide the various segment data (in thousands):

	Three Months Ended September 30, 2000				Nine Months Ended September 30, 2000

	License	Services	Unallocated	Total	License	Services	Unallocated	Total

Revenues from external
Customers	$1,470	$2,129	—	$3,599	$2,998	$6,433	—	$9,431
Segment profit (loss)	$(787)	$903	$(868)	$(752)	$(5,293)	$1,817	$(4,310)	$(7,786)

	Three Months Ended September 30, 1999				Nine Months Ended September 30, 1999

	License	Services	Unallocated	Total	License	Services	Unallocated	Total

Revenues from external
Customers	$2,854	$3,041	—	$5,895	$6,096	$8,462	—	$14,558
Segment profit (loss)	(584)	1,206	$(943)	(321)	(4,167)	2,667	2,061	561

      There were no transactions between segments. The unallocated amounts are made up of the following items:

PowerCerv Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three	Nine	Three	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2000	2000	1999	1999

General and administrative costs	$(736)	$(3,146)	$(1,005)	$(3,531)

Work force reduction	(162)	(873)	—	(485)

Interest and other income (expense), net	37	(36)	62	206

Operations disposed of in 1999	—	—	—	224

Gain on sale of business	—	—	—	5,647

Income tax expense	(7)	(255)	—	—

	$(868)	$(4,310)	$(943)	$2,061

      The Company does not use assets as a measure of the segment’s performance, thus no assets are disclosed by segment in the tables above.

I.   Work Force Reduction and Other

      During the second quarter of 2000, the Company initiated actions to reduce its work force and undertook additional cost cutting measures in line with its objective to return to profitability. The Company recorded a restructuring charge related to a work force reduction and other expenses totaling $711 in the second quarter of 2000. Additional restructuring charges of $162 were recorded in the third quarter of 2000 for a total restructuring charge of $873 in
2000. The total restructuring charge includes severance and related costs of $649 (4 senior-level staff and 35 non senior-level employees primarily in sales, services and research and development) and costs of $224 related to office closings. At September 30, 2000, the Company had approximately $566 in remaining restructuring related liabilities that are included in accrued expenses on the condensed consolidated balance sheet. As part of the restructuring plan, the Company’s Chairman has assumed the role of Chief Executive Officer, and the previous Chief Executive Officer is no longer with the Company. Substantially all of the obligations associated with the restructuring are expected to be completed within the next 12 months. The Company expects to realize gross annual savings of approximately $6,400 as a result of these actions. The restructuring is part of the Company’s strategic plan to reevaluate the Company’s direction, product positioning, marketing segments and distribution strategies. Management believes that it has properly resized the Company to minimize future losses, allow for sufficient time to implement its strategic plan and ultimately seek to return to profitability; however, there can be no assurance that the Company will return to profitability as a result of these actions.

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

      This Quarterly Report on Form 10-Q and any documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by the Company’s management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and/or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand for the Company’s products and services as described in the Company’s 1999 Annual Report on Form 10K/A filed with the SEC on April 13, 2000, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements and Associated Considerations;” “—Fluctuations in Quarterly Activity and Results of Operations;” “—Competition;” “—Economic and Market Condition Risks;” “Impact of the Year 2000;” “—Lengthy Sales Cycle;” “Ability to Manage Change;” “—Liquidity;” “—Availability of Consulting Personnel,” “—Dependence on Product Development and Associated Risks,” “—Dependence on New Products;” “—Dependence on PowerBuilder® and others;” “—Dependence on Proprietary Technology; Risks of Third-Party Claims for Infringement;” “—Expansion of Indirect Channels; Potential for Channel

PowerCerv Corporation

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(dollars in thousands)

Conflict;” “—Voting Control by Management;” “—Dependence on Key Personnel;” and “—Possible Volatility of Stock Price.” The Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements

Results of Operations

      The following table sets forth, for the periods indicated, certain financial data regarding the Company’s revenues derived from license fees and service fees from continuing operations:

Revenues	Three months ended			Nine months ended
	September 30,			September 30,

	2000	Change	1999	2000	Change	1999

License fees	$1,470	(48)%	$2,854	$2,998	(51)%	$6,096

Percentage of total revenues	41%		48%	32%		42%

Service fees	2,129	(30)%	3,041	6,433	(24)%	8,462

Percentage of total revenues	59%		52%	68%		58%

      License fees. The Company’s license fees are derived from licensing the Company’s application products. In addition, any royalty fees earned are included in license fees. The Company establishes its licensing fees using a tiered pricing approach based on the number of concurrent servers and users. Source code licenses are available at an additional cost. License fees decreased for the three and nine months ended September 30, 2000, compared to the same periods in 1999. Management believes the primary reason for the decrease in license revenue was due to overall depressed market conditions initially resulting from customers’ reluctance to make decisions early in the year after having addressed Y2K concerns in the previous year. Management believes that depressed market conditions continued in the second and third quarters of 2000 due to decreased demand for traditional enterprise software and a shift to integrated systems with E-Commerce. As a result, customers are taking longer to make decisions regarding these more advanced systems. Due to current market conditions, the Company initiated restructuring measures that included work force reduction plans and office closings beginning in the second quarter. Management believes that it has properly resized the Company to minimize further losses and seek to return to profitability once market conditions improve. Additionally, the Company has developed a strategic plan focusing on reevaluating the Company’s direction, product positioning, market segments and distribution strategies. The Company expects continued growth in its license revenue, but there can be no assurance that the Company’s license revenues will increase in accordance with management’s expectations.

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

PowerCerv Corporation

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(dollars in thousands)

      Management believes that the decrease in service revenue was also impacted by the overall depressed market conditions resulting initially from Y2K concerns and then due to a shift in demand from traditional enterprise software to integrated systems with E-Commerce capabilities. Management believes that companies focused their efforts on getting new systems running before December 31, 1999, which resulted in substantially lower license purchases and a general decrease in consulting services and maintenance and support services in 2000. The Company believes that as revenue from licensing its application products increases, the demand for application consulting services (and related revenue) will likely increase. Service fees for maintenance and support will also likely increase; however, there can be no assurance that license revenue will increase or that if it does increase, revenue from service fees will increase correspondingly.

Costs and Expenses

      The following table sets forth, for the periods indicated, certain financial data regarding the Company’s costs associated with its license fees and services:

Cost of Revenues:	Three months ended			Nine months ended
	September 30,			September 30,

	2000	Change	1999	2000	Change	1999

Cost of licenses	$369	(11)%	$413	$609	(26)%	$826

Gross profit percentage	75%		86%	80%		86%

Cost of services	1,226	(33)%	1,835	4,616	(20)%	5,795

Gross profit percentage	42%		40%	28%		32%

      Cost of licenses. The cost of licenses consists primarily of production costs, royalties associated with third-party products sold with the Company’s products, the cost associated with resales made by VARs, and the amortization of intangible assets. The cost of licenses for the three and nine months ended September 30, 2000, decreased 11% and 26%, respectively, compared to the same periods in 1999 primarily resulting from lower amortization expense and decreased royalties associated with third-party products sold with the Company’s products. Gross profit margin decreased for the three and nine months ended September 30, 2000, compared to the same periods in 1999 due to significantly lower license fee revenue and higher VAR fees.

      Cost of services. The cost of services consists primarily of compensation and travel costs associated with providing consulting, product support and maintenance, technical services and education. The cost of services decreased 33% and 20%, respectively, for the three and nine months ended September 30, 2000, as compared to the same periods in 1999 primarily due to lower compensation expense for the periods. The decrease in gross profit percentage for the nine months ended September 30, 2000 is primarily due to lower use of consultants resulting from lower service fee activity in the period. The Company’s restructuring plan initiated in the second quarter of 2000 resulted in the elimination of eight services positions. The Company expects to realize gross annual savings of approximately $2,132. The Company believes that it has properly resized the consulting services component and expects that these reductions will result in lower expenses and increased utilization of remaining services personnel, however, there can be no assurance that the Company will return to profitability as a result of these actions.

PowerCerv Corporation

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(dollars in thousands)

The following table sets forth, for the periods indicated, certain financial data regarding the Company’s operating expenses:

Operating Expenses:	Three months ended			Nine months ended
	September 30,			September 30,

	2000	Change	1999	2000	Change	1999

General and administrative	$736	(27)%	$1,005	$3,146	(11)%	$3,531

Percentage of total revenues	20%		17%	33%		24%

Sales and marketing	1,054	(45)%	1,902	4,500	(26)%	6,085

Percentage of total revenues	29%		32%	48%		42%

Research and development	834	(26)%	1,123	3,182	(5)%	3,352

Percentage of total revenues	23%		19%	34%		23%

      General and administrative (G&A). G&A expenses include compensation, communications, accounting, human resources, legal and related facilities expenses. The decrease in G&A expenses for the three and nine months ended September 30, 2000, compared to the same periods in 1999, is primarily due to lower compensation, communication and legal expenses in the current periods. The decrease for the nine month period is offset by higher bad debt expense in the earlier portion of the nine month period ended September 30, 2000. The G&A expense percentage of total revenue increased due to the fixed nature of G&A expenses and a reduction in total revenue for the periods. The Company’s restructuring plan initiated in the second quarter of 2000 resulted in the elimination of five G&A positions. The Company expects to realize gross annual savings of approximately $422. The Company believes that it has properly resized its cost structure and expects that these reductions will result in lower expenses, however, there can be no assurance that the Company will return to profitability as a result of these actions.

      Sales and marketing. Sales and marketing expenses primarily consist of compensation paid to sales and marketing personnel; costs of marketing, including direct mail and telemarketing activities; costs of public relations, including trade shows and conferences; and related communications costs. Sales and marketing costs decreased 45% and 26%, respectively, for the three and nine months ended September 30, 2000, as compared to the same periods in 1999. The decrease for the nine-month period is the result of lower sales commissions earned on license revenue in the current year, offset, to a certain extent, by increased advertising and tradeshow costs. The decrease in expenses for the three months ended September 30, 2000, compared to the same period in 1999 is primarily due to lower personnel costs. The sales and marketing expense as a percentage of total revenue increased for the nine-month period due to lower license and service revenue. However, in the current quarter, sales and marketing expenses declined as a percentage of total revenue due to the restructuring actions initiated by the Company in the second quarter. During the first half of 2000, the Company increased its investment in marketing programs focused on increasing awareness of the Company and its products and expansions of the Company’s marketing and telemarketing organizations in Tampa. The Company’s restructuring and cost cutting plan initiated in the second quarter of 2000 involved a reduction in advertising costs for the remainder of the year by placing fewer trade media ads and included a resizing of the sales and marketing staff through the elimination of 14 positions. The Company expects to realize gross annual savings of approximately $2,810. There can be no assurance that the first and second quarter marketing investments

PowerCerv Corporation

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(dollars in thousands)

will result in higher revenues for the Company, or that the Company will return to profitability as a result of its cost cutting measures.

      Research and development (R&D). R&D costs consist primarily of compensation and related facilities and equipment costs associated with developing, maintaining and enhancing the Company’s products. Since inception, the Company has not capitalized any internal R&D costs as the costs incurred during the period between the point in time that technological feasibility is established and that a product is released to the market have been insignificant. R&D costs decreased 26% and 5%, respectively, for the three and nine months ended September 30, 2000, as compared to the same periods in 1999, primarily due to decreased personnel costs realized in the third quarter of 2000 as a result of the Company’s restructuring. The R&D cost percentage of total revenue increased due to the fixed nature of R&D costs and decreased total revenue for the periods. The Company’s restructuring plan initiated in the second quarter involved the elimination of 15 R&D positions. The Company expects to realize gross annual savings of approximately $1,036; however, there can be no assurance that the Company will return to profitability as a result of these actions.

      Work force reduction and other. During the second quarter of 2000, the Company initiated actions to reduce its work force and undertook additional cost cutting measures in line with its objective to return to profitability. The Company recorded a restructuring charge related to a work force reduction and other expenses totaling $711 in the second quarter of 2000. Additional restructuring charges of $162 were recorded in the third quarter of 2000 for a total restructuring charge of $873 in 2000. The total restructuring charge includes severance and related costs of $649 (4 senior-level staff and 35 non senior-level employees primarily in sales, services and research and development) and costs of $224 related to office closings. At September 30, 2000, the Company had approximately $566 in remaining restructuring related liabilities that are included in accrued expenses on the condensed consolidated balance sheet. As part of the restructuring plan, the Company’s Chairman has assumed the role of Chief Executive Officer, and the previous Chief Executive Officer is no longer with the Company. Substantially all of the obligations associated with the restructuring are expected to be completed within the next 12 months. The Company expects to realize gross annual savings of approximately $6,400 as a result of these actions. The restructuring is part of the Company’s strategic plan to reevaluate the Company’s direction, product positioning, marketing segments and distribution strategies. Management believes that it has properly resized the Company to minimize future losses, allow for sufficient time to implement its strategic plan and ultimately seek to return to profitability; however, there can be no assurance that the Company will return to profitability as a result of these actions.

      During the first quarter of 1999, the Company recorded a charge related to a work force reduction and other related expenses totaling $485. This amount included severance and related costs of $391 (11 employees, primarily management level) and costs of $94 related to office downsizings or closings. As of March 31, 2000, the Company had paid all of the $485 charged to expense.

      Income taxes. During the first quarter of 2000, the Company recorded a charge related to estimated federal and state income tax and interest totaling $359 resulting from an Internal Revenue Service examination of the Company’s 1996 and 1995 federal income tax returns. The amounts allocated to tax expense and interest expense were $209 and $150, respectively. The Internal Revenue Service has rendered an unfavorable assessment resulting in the estimated exposure amount. The Company will continue to appeal this assessment.

PowerCerv Corporation

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(dollars in thousands)

      The Company also recorded $46 of income tax expense related to state and federal income taxes. The Company recorded a deferred income tax benefit applicable to the losses incurred during the period and correspondingly increased its deferred income tax valuation allowance for the same amount for the nine month period ended September 30, 2000. The decision to fully reserve the deferred income tax asset was primarily the result of the Company’s continued losses from operations.

      For the three and nine-month periods ended September 30, 1999, the Company recorded no federal income tax expense since its net operating loss carryforwards offset any tax expense applicable to the net income for that period.

Liquidity and Capital Resources

      The following tables set forth, for the periods indicated, certain financial data regarding the periods indicated, certain financial data regarding the Company’s working capital balances, cash and cash equivalents, cash used in operating activities, cash provided by investing activities and cash provided by financing activities:

	As of

	September 30,		December 31,
	2000	Change	1999

Working capital	$2,616	(70)%	$8,792

Cash and cash equivalents	2,697	(57)%	6,224

	For the nine
	months ended September 30,

	2000	Change	1999

Cash used in operating activities	$(4,619)	37%	$(7,275)

Cash provided by investing activities	221	(97)%	6,623

Cash provided by financing activities	871	>100%	60

      Working capital and cash and cash equivalents decreased as of September 30, 2000, compared to December 31, 1999, principally due to negative cash flow from operations.

      For the nine month period ended September 30, 2000, cash used by operating activities totaled $4,619, due principally to lower than anticipated license revenue for the year and consequently lower service fees for the nine month period.

PowerCerv Corporation

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(dollars in thousands)

      The Company’s cash provided by investing activities totaling $221 for the nine month period ended September 30, 2000, was principally due to the proceeds from a return of the Company’s investment in a third party ($500), offset by purchases of software and fixed assets ($279). The cash provided by investing activities of $6,623 for the nine month period ended September 30, 1999, was principally due to the sale of its general consulting business in March 1999 ($6,680) and the proceeds from a return of the Company’s investment in a third party ($250), offset by purchases of fixed assets ($307).

      At September 30, 2000, the Company’s primary source of liquidity consisted of its cash and cash equivalents balance of $2,697 and its short-term accounts receivable balance of $3,938. The Company’s 1999 Line of Credit expired on May 30, 2000. The Company is currently seeking other sources of debt or equity. There can be no assurances that such funds will be available to the Company or, if available, would be on terms satisfactory to the Company.

      In June of 2000, PowerCerv recognized that revenue for the Company was not going to rapidly return to the levels achieved in the third and fourth quarters of last year. The decision was made to downsize the Company in an effort to minimize future losses, allow for sufficient time to implement its strategic plan and ultimately seek to return to profitability. The cost of this restructuring is approximately $873 of which $711 was reported as part of the second quarter results and the balance of $162 was reported in the third quarter. This restructuring will save the Company approximately $1,600 in expenses per quarter; however, there can be no assurance that the Company will return to profitability as a result of these actions.

      If the Company’s existing cash reserves and restructuring decision prove insufficient to fund its future cash requirements and the Company is not able to obtain other sources of funds, the Company’s ability to pursue its business strategy beyond the year 2000 could be adversely affected. However, as a result of the Company’s restructuring decision, the amount of cash used in operations decreased substantially in the third quarter of 2000 as compared to the second quarter. See “Forward Looking Statements and Associated Considerations—Liquidity” as set forth in the Company’s 1999 Annual Report.

PowerCerv Corporation

Item 3. Quantitative and Qualitative Disclosure of Market Risk

      The Company had no holdings of derivative financial or commodity instruments at September 30, 2000. The Company has no significant exposure to interest rate or foreign currency exchange rate risks. An increase in interest rates of 100 basis points would not significantly impact the Company’s net income. Generally, all of the Company’s business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations should not have a significant impact on the Company.

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT’S
REVIEW REPORT

The Board of Directors
PowerCerv Corporation

We have reviewed the accompanying condensed consolidated balance sheet of PowerCerv Corporation as of September 30, 2000, and the related condensed consolidated statements of operations for the three-month and nine-month periods then ended and the condensed consolidated statement of cash flows for the nine-month period then ended. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Tampa, Florida
October 20, 2000

PowerCerv Corporation

Part II. Other Information

Item 1. Legal Proceedings

      A complaint was filed on July 24, 1997, in the United States District Court for the Middle District of Florida, captioned J. Conrad Lifsey vs. Harold R. Ross, Gerald R. Wicker, Marc J. Fratello, Roy E. Crippen, III, Donald B. Hebb, Jr., Thomas S. Roberts, PowerCerv Corporation, Alex Brown & Sons, Inc., Robertson, Stephens & Company, ABS Capital Partners, L.P., Summit Investors II, L.P., and Summit Ventures III, L.P. The complaint purports to be a class action on behalf of those persons who purchased shares of the Company’s common stock from March 1, 1996 (the date of the Company’s initial public offering of its common stock (“IPO”)) through July 24, 1996. The complaint alleges, among other things, that the defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Company’s IPO and in its subsequent securities filings, press releases and other public statements. The plaintiff seeks damages of an unspecified amount, rescission of certain securities sales and certain other remedies. On March 19, 1998, the defendants filed their motions to dismiss this complaint. An effect of this motion filing is to stay any discovery on this case until after the motions are ruled on by the Court. On April 5, 1998, the Court ordered the parties to attend a mediation conference by July 30, 1998. The parties did not resolve this lawsuit in the mediation conference. The Court ordered a second mediation conference for March 22, 2000, however, the parties were again unable to resolve this matter. On May 1, 2000, defendants filed supplemental authority in support of their motions to dismiss. On October 30, 2000, the Court entertained oral argument on Defendants’ Motion to Dismiss. To date, the Court has not issued an Order on the Motion. The defendants continue to deny any wrongdoing and, should the Motion not be granted, intend to contest the suit vigorously.

      The Company is also subject to miscellaneous legal proceedings in the normal course of business. The Company is currently defending these proceedings and claims and anticipates that it will be able to resolve these matters in a manner that will not have a material adverse effect on the Company’s consolidated financial position.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	10.1	Asset Purchase Agreement, dated March 30, 1999, by and between the Company and R.O.I Consulting, Inc. (incorporated herein by reference from Exhibit Number 2 to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 1999).

	10.2	Executive Termination Agreement, dated July 27, 2000, between PowerCerv Corporation and Michael J. Simmons.

PowerCerv Corporation

Part II. Other Information

	15.1	Accountants’ Letter regarding Unaudited Interim Financial Information.

	27.1	Financial Data Schedule. (for SEC use only)

(b)	Reports on Form 8-K

The Company filed a current report on 8-K on September 28, 2000, to report under Item 4, Change in Registrant’s Certifying Accountant, the Company’s appointment of Grant Thornton LLP as its independent accountant for the remainder of 2000. On September 25, 2000 the Company notified Ernst and Young LLP that the Company’s relationship with Ernst and Young LLP was terminated.

PowerCerv Corporation

Form 10-Q

(for the quarterly period ended September 30, 2000)

Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PowerCerv Corporation

Date: November 14, 2000	/s/ Marc J. Fratello

Marc J. Fratello, Chairman and Chief Executive Officer (Duly Authorized Officer)

Date: November 14, 2000	/s/ Lawrence J. Alves

Lawrence J. Alves, Chief Financial Officer, Treasurer (Principal Financial Officer)