Form 10-K
period 2000-12-31
POWERCERV CORP
filed 2001-04-17
CIK 1005758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

The aggregate market value of the registrant’s voting stock held by non-affiliates as of March 15, 2001 was approximately $2,183,050. There were 13,811,210 shares of the registrant’s common stock, par value $.001 per share, outstanding on March 30, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, scheduled to be held on June 1, 2001, which Proxy Statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2000, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Item 1. Business

      The Company is focused on delivering open, modifiable Integrated Enterprise Response Software solutions with innovative e-commerce capabilities to mid-size U.S. companies with annual revenues between $25 million and $750 million. The Company utilizes distributors and channel partners to sell and support its products internationally. Management believes that PowerCerv is one of the first enterprise application vendors to develop, promote and license an integrated enterprise application software solution featuring integrated e-business, Customer Relationship Management (CRM) and Enterprise Resource Planning (ERP) applications. The Company refers to its full suite of integrated CRM and ERP enterprise application software products as ERP Plus™, and it consists of front-office CRM software (SFA Plus™ and Support Plus™) and back-office ERP solutions (Financials Plus™, Distribution Plus™ and Manufacturing Plus™) that are integrated with PowerCerv’s e-business applications (eSeries). A recent addition to the Company’s line of enterprise application software solutions, the eSeries consists of five Web-based software modules: eView, eOrder, eCRM, eDashboard and eConfigure (eConfigure is scheduled for release in the first half of 2001). PowerCerv eSeries applications are designed to enable users to extend their enterprise operations via the Internet to successfully respond to customers, suppliers and partners around the world, 24 hours a day. The Company’s front-office CRM application products have the ability to increase the effectiveness of sales organizations and customer support centers in primarily two ways. First, SFA Plus provides opportunity management for maximum sales efficiency. Second, Support Plus provides solutions for tracking customer problems and issue resolution management. PowerCerv’s back-office ERP application products facilitate the management of resources and information to allow companies to reduce order fulfillment times, improve operating efficiencies and measure critical company performance against defined objectives. All PowerCerv e-business, CRM and ERP solutions are integrated to facilitate a seamless front-office/back-office solution. PowerCerv refers to this integrated approach to enterprise application software solutions as Integrated Enterprise Response. In addition, the PowerCerv solution is built upon a common technical architecture, common look and feel, all based on a full 32 bit object-oriented toolset that is Microsoft and Sybase-centric. The Company leverages available software development tool technology from Microsoft Corporation and Sybase, Inc. The Company’s research and development efforts are directed primarily toward new features in its application products. The Company has additional applications and tools that it sells to expand the transaction intensive solutions mentioned above. These additional applications and tools include PowerCerv Vision™, PowerCerv Intelligence™ (data warehouse/on-line analytical processing (“OLAP”) reporting software), remote synchronization software for SFA Plus and the PowerCerv Software Development Kit (SDK).

      The Company historically has provided a wide range of professional technical and business consulting services, including application analysis, design, development, modification, integration programming, training and deployment for its application products.

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

Industry Background

      The computer revolution has evolved from the air-conditioned, seven-figure plus mainframe computers running back-office operations, such as payroll and human resource systems, to distributed, network-based systems with an affordable computer on every knowledge-worker’s desk. All this has occurred in less than 40 years. Contrasted to other industries such as transportation, medicine, telecommunications or automotive, no other industry has grown as rapidly. In addition, no other industry has impacted everyone from the chief executive officer to the accounting clerk to the schoolteacher as much as the “information industry.” This revolution is now recognized as the “information revolution,” not the computer revolution.

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

      The first wave of client/server application software products introduced to the market was conventional back-office software for accounting, human resources, manufacturing and order processing. Vendors such as McCormack & Dodge, Management Sciences of America, IBM, SSA, Oracle and SAP enjoyed rapid market acceptance with their back-office software packages. During the 1980’s and the 1990’s, many vendors rose and fell in this competitive landscape. ASK, SSA, MSA and McCormack & Dodge, each of them a one-time industry leader, all fell victim to this competitive market. By 1996, SAP, PeopleSoft, Oracle and Baan had emerged on the scene as potential leaders for enterprise applications. The vast majority of the leading global 2000 companies were all looking for ways to control their businesses and gain competitive advantage by implementing enterprise applications in their businesses. This enterprise space quickly became dominated by SAP, Oracle, Baan, J.D. Edwards and Peoplesoft. During this time, a trend started to emerge of smaller companies wanting to realize the same business benefits as larger companies in implementing enterprise application software. This emerging market, rapidly coined the “mid-market,” emerged as a growth opportunity or an entrance opportunity for enterprising companies having the ability to deliver application software that had the price performance metrics necessary to be successful in the mid-market. This middle market is where the Company focuses its solutions. In 2000, the market for ERP application software was estimated by AMR Research to be over $20 billion in license revenues alone.

The PowerCerv Approach

      The Company’s heritage is rooted in designing, developing and delivering application solutions for its customers. Early in its history, PowerCerv became involved in developing applications for customers for both the front-office CRM and the back-office ERP operations of the enterprise. PowerCerv leveraged its expertise in the design and development of n-tier application systems driven by real-world requirements. During 1995, the Company was a relative newcomer to the enterprise application software market and sold its software products as independent software modules primarily on a “best-of-breed” basis to companies of all sizes across all industries. By early 1996, many of the Company’s competitors had application products that were either back-office or front-office – but not both. Management of the Company believed that the enterprise application software market would evolve to demand an integrated ERP and CRM software solution from a single vendor. In order for most vendors to achieve this strategy, they were forced to acquire or merge with other vendors whose products complemented theirs and then attempt to integrate those products under a common architecture.

      PowerCerv made a strategic decision to be the first enterprise application software vendor to offer an integrated CRM (sales force automation, customer support) and ERP (manufacturing, distribution, financials) application software solution. When a user logs into one application product of the Company where multiple PowerCerv applications are running, he or she has logged into all of the application products (depending on access/security privileges). That user can use all of the Company’s application products as defined by their business requirements. In other words, PowerCerv application products permit its customers to achieve meaningful business value through integration well beyond the individual benefits of other individually implemented systems. The Company believes this suite of application products was the first in the industry to provide integrated n-tier solutions for both back-office ERP and front-office CRM systems from one vendor with a consistent development methodology, under a common technical architecture and with a common look-and-feel. The Company believes that its suite of application products, which provides an integrated enterprise solution, was the first of its kind in the industry and represents a competitive advantage for the Company.

      The Company refers to its full suite of integrated front-office CRM and back-office ERP enterprise application software products as its ERP Plus product line. The Company’s ERP Plus application products consist of SFA Plus, Support Plus, Manufacturing Plus, Distribution Plus and Financials Plus. Many of the Company’s customers license the Company’s enterprise application products as an integrated suite. Additionally, each PowerCerv application product can be licensed as a standalone solution.

      In March 2000, the Company launched the PowerCerv eSeries of Web-based applications designed to extend the user’s enterprise operations beyond their four walls and across the entire virtual supply chain. eSeries is integrated with ERP Plus and consists of the following modules: eView, eOrder, eCRM, eDashboard and eConfigure. eView is designed to allow users to remotely view the status of an item in the value chain, anytime from remote computers. eOrder is designed to deliver online business-to-business (B2B) order taking and processing capabilities. eCRM is designed to allow companies to initiate B2B CRM activities such as lead capture, campaign management, case entry, case diagnostics and case tracking via the Web. eDashboard is designed to deliver critical business performance and status information to executive-level personnel via the Web. eConfigure, expected to be released in the first half of 2001, extends PowerCerv’s existing e-business offerings to include integrated Web-based product configuration, and is designed to enable users to configure items over the Web or from within the ERP Plus Distribution Order Entry and Quote processes.

      In addition to promoting and licensing its enterprise application products, the Company provides a full complement of professional consulting services that allow the Company’s license customers to maximize the benefits of its application products. These consulting services include requirements analysis, application analysis, detailed pre-implementation consulting, project management, data migration planning, application customization and modification, integration programming, system implementation and deployment. In addition to the consulting services described above, the Company offers education and training services on its enterprise application products that provide licensed customers with formalized programs to assist them in using the products in an efficient and cost effective manner. The Company also provides timely, high-quality technical support and maintenance on its enterprise application products.

PowerCerv’s Strategy

      The Company’s objective is to become the mid-market leader in enterprise application software solutions with truly integrated e-business, CRM and ERP applications. According to a 2001 report from AMR Research, entitled Know Your Market, “Even in the era of externally focused e-business, the prime motivating factor is improving internal operations. . . Many companies now recognize the necessity of effective operating processes before exposing them to Web visibility.” The PowerCerv Integrated Enterprise Response strategy is based on the assertion that truly effective e-business cannot be conducted without tight, seamless integration between a company’s e-business and enterprise application software solutions.

      The Company believes that the mid-size U.S. (or middle) market is represented by companies with annual revenues between $25 million and $750 million. In general, revenue is not a very reliable metric for targeting an application software solution; however, as it has become industry standard to do so, this middle market as defined above best describes our target market. The Company’s strategy to achieve this objective in this market includes the following key components:

•	Focus on integrated CRM and ERP to provide Integrated Enterprise Response. The Company announced its Integrated Enterprise Response initiative in March 2000. This initiative is a concerted effort by the Company to provide solutions that focus on providing tools that enable our customers to respond to their changing business environments. Specifically, the software solutions that the Company provides focus on allowing the

Company’s customers to respond to their customers, suppliers, strategic partners and their own employees. Response time is becoming a significant factor in today’s accelerated e-business world. This focus will allow the Company’s customers to better manage and respond to their virtual supply chain.

•	Increase license revenue and market share. The Company’s primary objective is to increase its license revenues and market share in the middle market. The Company believes that its integrated suite of CRM and ERP application products effectively meets the needs of mid-size companies based on technology platforms, functionality, agility and integration capabilities. The Company also believes that the market for enterprise application vendors is growing significantly based on, among other factors, the continuing acceptance of enterprise application software technology as a tool to gain a competitive advantage, the migration from mini and mainframe computers and even, at this late date, first-time implementations. The Company is focused on trying to successfully increase its license revenues while closely managing its operating costs. If these objectives are achieved, this will result in improved earnings performance. To achieve the Company’s strategy to increase license revenue and market share, the Company will have to continue to enhance its products, recruit and train additional qualified application consulting professionals and recruit and train sales and marketing professionals. There can be no assurance that the Company will be able to achieve this strategy and successfully compete against current and future competitors. See also “Business — Competition” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Fluctuations in Quarterly Activities and Results of Operations.”

•	Continue to deliver e-business solutions. In December of 1999, the Company announced its strategy for delivering e-business solutions integrated into its flagship ERP Plus product line. The suite, called the eSeries, is an e-business software suite that includes eView, eOrder, eCRM, eDashboard and eConfigure. eConfigure is expected to be released in the first half of 2001. The eSeries suite is designed to help mid-size companies conduct more competitive, efficient e-business. The eSeries is integrated with the PowerCerv ERP Plus software suite to enable e-Commerce by delivering enterprise information to remote employees, suppliers and customers via the Internet. The Company shipped the first component of the eSeries, eView, in December of 1999. eView is designed to allow users to remotely view the status of an item in the value chain, anytime, from remote computers. With eView, users can query and view enterprise information, including customer invoices, credit memos, on-account transactions and open-order status. eView also provides customers the opportunity to access detailed inventory information with point-in-time product availability. eOrder is designed to deliver online business-to-business (B2B) order taking and processing capabilities. It enables users to access the Web to create and enter sales orders and quotes using the shopping cart tool, view customer-specific pricing information, and retrieve tax and freight costs. Additional eOrder features include automatic transmission of sales order acknowledgements via e-mail or fax, credit card processing capabilities, and Web-based revenue reporting functionality. Security measures also are included, allowing companies to view and enter orders and information for all customers while their customers may only enter orders and view data for their specific companies. eCRM is designed to allow companies to initiate B2B CRM activities such as lead capture, campaign management, case entry, case diagnostics and case tracking via the Web. With eCRM, companies enable their customers to request information via a Web site, creating an immediate sales lead with complete customer information that is automatically captured and passed to sales personnel. Companies also can setup self-service capabilities at their Web sites and allow their customers to go online to search diagnostic data and find information they need – on their own time, regardless of office hours. eDashboard is designed to deliver critical business performance and status information to executive-level personnel via the Web. Executives can logon to the Web via any common browser and access eDashboard’s status reports and graphical views of key business indicators including customer service, financials, operations and sales and marketing. All reports feature intuitive graphical presentations with powerful filtering and online analytical capabilities. Drill-anywhere capabilities allow users to access high-level overview charts and graphs and then click on particular portions of those reports to drill into more specific detail. eConfigure, scheduled for release in the first half of 2001, extends PowerCerv’s existing e-business offering to include integrated Web-based product configuration. eConfigure is designed to enable users to configure items over the Web or from within the ERP Plus Distribution Order Entry and Quote processes. Past Internet functionality of eSeries regarding order placement was limited to ordering only non-configurable items. This solution enables the ordering of configurable items over the Web by customers, and it also provides the ability for PowerCerv ERP Plus users to setup configurations over the Web. There can be no assurance that the Company will be able to achieve this strategy and successfully compete against current and future competitors.

•	Focused market strategy. The Company is focused on delivering open, modifiable front-office (CRM) and back-office (ERP) enterprise application software with e-commerce capability solutions to mid-size U.S. companies with annual revenues between $25 million and $750 million. The Company has focused its resources, including product development, marketing and sales, on the needs and requirements of companies in this market. A significant portion of the Company’s ongoing product development efforts will focus on building new features and functionality that address the particular needs and requirements of mid-size U.S. companies. The Company intends to leverage its expertise in this area and continues to expect this expertise will provide the Company with a competitive advantage.

•	Increase the base of referable customers. Based on its experience, the Company believes companies selecting enterprise application software systems rely heavily on customer references. The Company is focused on increasing its reference base in order to accelerate its license revenues. Several customers of the Company are in the process of implementing the Company’s enterprise application products. Many of the Company’s other customers; however, have only implemented one or more of the Company’s application products. As customers implement more of the Company’s application products and those products become fully installed and operational, the Company believes that those customers will be available as sales references for the use of all of the Company’s products. There is no guarantee; however, that customers will serve as references or that they will be able to assist the Company with this objective.

•	Achieve high level of customer satisfaction. The Company is committed to consistently achieving a high level of customer satisfaction with all of its products and services. The Company focuses on delivering high-quality products that address specific business requirements, are easy to implement, and enable increased productivity for the customer. In addition, the Company has a technical support center staffed with subject matter experts to assist customers on an on-going basis after the sale. However, there can be no assurances the Company will achieve this objective.

•	Streamlined implementation methodology. The Company continues to put significant resources into its professional services organization with a focus on continuing to streamline the implementation process of its enterprise application products. The Company has had success implementing its products in a three-to-six month time period, on average. Management believes that as the Company continues to refine its implementation processes, this will give the Company a competitive advantage. These implementation processes; however, involve complex application software products, require the involvement of significant customer resources, and can result in significant risks. Delays in implementation by the Company may result in customer dissatisfaction or damage to the Company’s reputation. There can be no assurance that the Company will be able to achieve its streamlined implementation methodology and successfully implement its enterprise application products within this strategy. If unsuccessful, this could result in a material adverse effect on the Company’s business, operating results and financial condition.

•	Provide a single-source full implementation solution. The Company believes that mid-size companies are less willing to hire multiple vendors for the implementation of one solution due to the costs, time factors and project coordination involved in the implementation and training. A team of professional service providers is generally required to implement enterprise application software solutions. The Company’s application consulting organization offers a full complement of services that allow the Company’s license customers to maximize the benefits of the Company’s enterprise application software products. These services include detailed pre-implementation consulting, project management, system implementation, deployment and integration programming, application customization, modification and enhancement services, and application education and training services. Therefore, customers of the Company can rely on one vendor for the full implementation solution.

•	Provide products that use open, industry-standard technology. The Company designs its application products and development tools to adhere to industry-standard development platforms in order to meet customers’ demands for open solutions. The Company’s products have an open architecture, are flexible and modifiable, and operate with several popular operating systems, relational databases and communication protocols. All of the Company’s application products operate on Microsoft Windows NT, UNIX as well as Linux operating system platforms for the server operating system. In addition they utilize Microsoft SQL/Server and Sybase SQL/Server relational database management systems. The Company believes that its open systems/open

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

      The following table summarizes certain information about the Company’s products:

PRODUCT	PRODUCT DESCRIPTION

PowerCerv Enterprise Application Products

ERP Plus	A comprehensive suite of CRM and ERP applications. ERP Plus consists of SFA Plus, Support Plus, Manufacturing Plus, Distribution Plus and Financials Plus – all developed by PowerCerv for a consistent look-and-feel and enhanced implementation and maintenance.

Manufacturing Plus	Multiple modules that address manufacturing resource planning, scheduling, purchasing, shop floor control, configuration management and performance management.

Distribution Plus	Multiple modules that address order processing, returned goods processing, quotation processing, customer profiling, marketing and sales, pricing, shipping, freight, invoicing and inventory/warehouse management.

Financials Plus	Multiple modules that address accounting, financial and business management needs including general ledger, accounts payable, accounts receivable, project accounting, order processing and inventory.

SFA Plus	SFA Plus provides marketing campaign management, sales activity planning and management, quoting and pipeline management as well as comprehensive contact management.

Support Plus	Support Plus provides case management, item registration, serial/lot tracking of registered products, repair information, warranty tracking, diagnostic tracking, problem management, case logs, case history, repair history, returned material authorization processing and tracking, and depot repair.

PowerCerv eSeries	eSeries consists of eView, eOrder, eCRM, eDashboard and eConfigure, which are self-service Web-based applications that help companies touch their virtual supply chains in a variety of methods. These new modules deliver benefits to online customers by increasing the number of touch-points and adding value via the Web. eConfigure is expected to be released in the first half of 2001.

eView	eView is designed to allow users to remotely view the status of an item in the value chain, anytime from remote computers.

PRODUCT	PRODUCT DESCRIPTION

eOrder	eOrder is designed to deliver online business-to-business (B2B) order taking and processing capabilities.

eCRM	eCRM is designed to allow companies to initiate B2B CRM activities such as lead capture, campaign management, case entry, case diagnostics and case tracking via the Web.

eDashboard	eDashboard is designed to deliver critical business performance and status information to executive-level personnel via the Web.

eConfigure	eConfigure, expected to be released in the first half of 2001, extends PowerCerv’s existing e-business offerings to include integrated Web-based product configuration. It is designed to enable users to configure items over the Web or from within the ERP Plus Distribution Order Entry and Quote processes.

PowerCerv Intelligence	PowerCerv Intelligence provides the tools necessary to turn all the data in your enterprise application into useful business information. Comprehensive report writing as well as on line analytical processing (OLAP) reporting and integrated internet reporting and distribution utilizing both push and pull technology.

PowerCerv Vision	Comprised of four distinct components – Business Processes, Implementation Methodology, Total Enterprise Training and Data Migration – PowerCerv Vision helps companies document their internal processes, facilitates faster system installations and teaches users how to maximize the potential of their PowerCerv enterprise application solutions.

Services

      The Company’s service offerings from its Professional Services Organization consist of the following:

      Consulting Services. The Company provides a wide range of professional technical and business consulting services for the Company’s ERP Plus and web enabled application products. Application product services include a full complement of services that allow the Company’s customers to maximize the benefits of the Company’s enterprise application software products. These services include application analysis, detailed pre-implementation consulting, project management, application customization and modification, integration programming, system implementation and deployment, and application education and training services. PowerCerv consulting services are not included in the price of its software licensing fees.

      The Company’s services are provided to end-user customers pursuant to written service agreements and “statements of work.” These agreements detail the scope of the consulting services to be provided and the applicable hourly billing rates, indicate payment and warranty terms, require separately executed change orders for any statement of work modifications, identify project management personnel responsible, and require weekly and/or monthly status meetings between PowerCerv and its customers. PowerCerv consulting services are generally billed on a time and materials basis. Additionally, travel and living expenses incurred as a result of the consulting are billed separately.

      Prior to March 31, 1999, the Company had a general consulting/general education business. On this date, the Company sold the net assets of this business to R.O.I. Consulting, Inc. (the “ROI Transaction”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In connection with the ROI Transaction, the Company agreed not to engage in general consulting and/or general education services unrelated to its application products and those of its partners for a period of two years.

      Education Services. Education services consist of end-user education on the Company’s enterprise application software products. End-user education involves providing comprehensive education and training classes for end-users on the implementation and use of the PowerCerv application products in an efficient and cost-effective manner. Customized education and training programs are also available to meet the end-user customers’ specific requirements. The Company provides its customers classroom training in the R&D facility. In addition, training courses are frequently provided at customer sites, using customer facilities and equipment, with the Company providing the instructor, class materials and in some cases, equipment. Some classes are offered on a per-student basis and other classes are offered on a negotiated fixed-fee basis.

      Maintenance Services. PowerCerv is committed to providing timely, high-quality support and maintenance on its ERP Plus and web enabled application products. Maintenance services are generally provided pursuant to maintenance agreements between the Company and its end-user customers. These agreements entitle customers to hotline telephone support during extended business hours, notification of product enhancements and upgrades, the enhancements and upgrades, functional releases and maintenance releases, technical bulletins, replacement of damaged products and access to the Company’s World Wide Web site (http://www.powercerv.com) and electronic bulletin board. The Company currently charges a percentage of its then current product license fee for renewable one-year maintenance agreements. Maintenance fees are generally billed annually in advance.

Customers

      Since its inception, the Company has had more than 3,000 customers worldwide for its products and services. The Company’s current customers include, but are not limited to, Honeywell f/k/a Allied Signal Corporation, CTI PET Systems, Inc., Chatsworth Products, Inc., Compaq Computer Corporation, Dolch Computer, Reliance Electric, Ltd., Rockwell/Dodge Automation Inc., Textron Financials, Textron E-Z-GO, Jetson Direct Mail, Lakshore Cryotronics, Quorum, Visioneering, Ellett Brothers, Wellington, JB Industries, Sport Court, Advanced Flexible Composites, Fitlinxx, TIPCO, Vera Bradley and Luckstone. The Company continues to focus its marketing and sales efforts primarily on mid-size U.S. companies with annual revenues between $25 and $750 million.

Marketing, Sales and Distribution

      The Company markets and sells its full suite of open, modifiable front-office CRM and back-office ERP enterprise application software solutions to mid-size U.S. companies with annual revenues between $25 million and $750 million. The Company’s application products are primarily sold through a direct sales force and, to a lesser extent, through a select network of Value Added Resellers (VARs), distributors and partners who generally serve in their respective capacities on a nonexclusive basis. As of December 31, 2000, the Company’s sales and marketing organizations had 15 full-time employees.

      The Company primarily utilizes a direct sales force to sell its enterprise application software solutions. The sales force is geographically dispersed across the United States. The strategy of the Company’s direct sales force is to identify companies in the target market and engage those accounts in a sales campaign once a target company has acknowledged its interest in the Company’s enterprise software solutions. The Company’s sales force uses a structured sales methodology to maximize the efficiency of its sales resources and maximize its competitiveness.

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

      The Company employs application consultants to assist the direct sales force as may be necessary in competitive sales opportunities, though these consultants’ primary functions are to provide customers with implementation services related to installing, customizing, supporting and maintaining its products. The Company employs application consultants that are experienced professionals with in-depth knowledge of their particular field of expertise.

      The Company actively and regularly conducts marketing activities designed to increase its market awareness. These marketing activities include direct marketing, telemarketing, virtual seminar marketing, advertising, and public relations activities to generate leads and gain valuable market exposure. Additionally, the Company updates industry analysts regularly with announcements including new customers and updated product features. The Company maintains a World Wide Web site at http://www.powercerv.com (information contained in the Web site is not a part of this Annual Report or Form 10-K) that serves as a marketing communications vehicle. The Company also publishes all of its product and service information on its World Wide Web site, including a full color version of its product literature, recent press releases, selected reprinted press coverage, the Company’s training schedule and other relevant information pertaining to its full suite of products and services.

      Products are generally shipped as orders are received and, accordingly, the Company has historically operated with little or no backlog. Because of the generally short cycle between order and shipment, the Company does not believe that its backlog as of any particular date is meaningful.

Product Development

      During 2000, the Company made substantial investments in internal research and development as well as technology advancements. The Company’s product development efforts are focused primarily on continued enhancement of its ERP Plus and eSeries application products to meet the needs and requirements of mid-size companies. The Company believes its future performance will depend, in large part, on its ability to maintain and enhance its current product line to meet the needs of this target market, its development of new application products, as well as exploiting emerging technologies. As of December 31, 2000, the Company had 33 full-time employees in its product development group. Presently, the Company has 16 full-time employees in this group but supplements it when needed with outside consultants. Research and development expenses consist primarily of salaries for employees in the product development group and a portion of the related overhead. Research and development expenses are charged to operations as incurred. Research and development expenditures were approximately $4.0 million in 2000 and $4.5 million in 1999.

      In March 2000, the Company released version 9.0 of its ERP Plus application products on schedule and as planned. The new release added functionality and features to the Company’s application products. Version 9.0 also further improved the integration among the Company’s ERP and CRM application products and delivered totally re-written user manuals and on-line documentation. Technology upgrades to the latest versions of operating systems, development tools, and database platforms were also included in Version 9.0 of the Company’s ERP Plus application products.

      The Company plans to continue to enhance its ERP Plus and eSeries application products to address the evolving needs of mid-sized companies in its target market. In particular, the Company intends to continue pursuing improved functionality on its existing application products and to make changes to the base products to suit customer requirements. The objectives of the product development group include taking advantage of features in the Company’s underlying core technologies. These features include multiple hardware platform support, database independence, multiple network support and support for various operating systems (Microsoft Windows, Microsoft Windows NT, Linux and various versions of UNIX), while offering a broad and robust product function and feature set that may be extended and modified as needed by the customer.

      The enterprise application and e-commerce software application markets are highly influenced by rapid technological change, adoption of new industry standards, frequent new product introductions, and changing customer demands that can render existing products unmarketable and obsolete. The Company’s future success will depend upon its ability to enhance its current products and develop and introduce new products that keep pace with technological developments, respond to evolving customer requirements, and achieve market acceptance. In particular, the Company believes it must continue to respond quickly to its customers’ needs for functionality. In the past, the Company has experienced delays in the introduction of new products and product enhancements. There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements, addressing changing customer demands or the adoption of new industry standards, or that the Company will not experience significant delays in the introduction of new products or product enhancements in the future, any of which could have a material adverse effect on the Company’s results of operations.

Strategic Alliances

      An element of the Company’s strategy is the continued creation and development of strategic alliances with notable industry participants. The Company’s goals in establishing these relationships are to create marketing alliances that will endorse and promote the Company’s products to a larger potential customer base than can be reached through the Company’s direct marketing efforts, to assist the Company in developing a supply of aftermarket service providers who will train personnel to implement the Company’s products, thereby leveraging the Company’s resources and reach, and to enhance the underlying products. The Company seeks strategic alliances with companies that have maximum penetration and leading reputations for quality with the Company’s target customers. Generally, existing agreements outlining the Company’s alliances do not impose significant financial obligations or liabilities on either party and have terms no longer than one year. There can be no assurance that these relationships will successfully develop to the extent that they will contribute materially to the Company’s financial results in the future.

      To date, the Company’s significant alliances include the following organizations:

•	Microsoft Corporation. The Company has entered into an agreement with Microsoft that encourages the Company to integrate Microsoft products and technologies into the Company’s solutions. This designates the Company as a “Microsoft Solution Provider.” In addition, the Company receives frequent briefings on Microsoft’s strategic and technical product direction, participates in joint marketing activities, and receives early access to new software releases. The Company’s entire suite of products utilizes Microsoft SQL Server, Windows NT Server, Windows 9x and Windows 2000. The Company’s eSeries products are built upon the Microsoft.net development tools and technology. In addition, the Company’s solution has received the important Microsoft BackOffice certification.

•	IBM Corporation. The Company has participated in marketing alliances and activities with International Business Machines Corp. Specifically, the Company announced that its ERP Plus product suite achieved validation in the IBM NetFinity ServerProven program with both the Linux and Windows NT operating system platforms.

•	Sybase, Inc. The Company has entered into a strategic marketing relationship with Sybase. The relationship includes joint marketing activities, press releases announcing the availability and performance of the Company’s products on Sybase platforms, publications of joint success stories and other items of a similar nature. The Company’s products utilize the Sybase Adaptive Server Enterprise as the foundation RDBMS of its ERP Plus product suite. The Company’s ERP Plus products utilize Sybase PowerBuilder as the foundation application development tool.

•	Best Software, Inc. – The Company has entered into an agreement with Best Software, a wholly owned subsidiary of The Sage Group plc., where the Company has agreed to re-sell the Best! Imperativ Fixed Assets product as a solution for customers that need fixed assets as part of their financial solution. The Company has integrated the product into the Company’s Financials Plus solution for customers.

•	Brio Technology, Inc. – The Company has entered into an agreement whereby the Company private labels the BRIO product suite as the basis for its PowerCerv Intelligence. The Company has added functionality to these products to integrate them into the Company’s ERP Plus product suite.

•	The COBRE Group – The Company has entered into an agreement whereby the Company private labels Helpmate 2.0 as the basis for its PowerCerv Vision product.

•	Digex, Inc. – The Company has signed a technology agreement with Digex, Inc. to enable PowerCerv to offer Integrated Enterprise Response as a service delivered via the Internet to customers around the globe. PowerCerv’s solution hosted by Digex offers high-quality service and a world-class infrastructure to clients seeking enterprise and Web-based solutions without excessive up-front time, budget and resource requirements.

•	Kewill E Commerce – The Company has signed an agreement with Kewill E Commerce, Inc. Under the agreement, PowerCerv offers Clippership 32(R), Kewill’s award-winning, multi-carrier shipment processing software for Windows, as an integrated optional module in its PowerCerv ERP Plus product.

•	Sterling Commerce The Company has entered into an agreement with Sterling, a subsidiary of SBC Communications, Inc., where the Company resells and implements Sterling Commerce’s GENTRAN business process integration software as part of its ERP solution, PowerCerv ERP Plus.

•	Taylor Manufacturing System, Inc. – The Company has entered into a strategic marketing relationship with Taylor Manufacturing Systems where the Company has integrated the Taylor TESS Advanced Planning & Scheduling product into the Company’s ERP Plus product suite.

      In addition to the above-mentioned relationships, the Company will, from time to time, enter into relationships with third parties that it deems strategic, important and useful to furthering the efforts of the Company.

      Competition could develop between the Company and certain of the parties with which it has strategic alliances. There can be no assurance that the Company would be able to effectively compete with any such parties in such circumstances.

Competition

      The market for enterprise software application and e-commerce products and services is intensely competitive, rapidly changing and significantly affected by new product offerings and other market activities. A number of companies offer products similar to the Company’s products and services, which are targeted at mid-size companies. In addition, the Company’s market has no proprietary barriers to entry that could limit competitors from developing similar products or selling competing products. Many of the Company’s existing competitors, as well as a number of potential competitors, have longer operating history, more established marketing and sales organizations, greater name recognition, larger R&D and technical organizations, significantly greater financial and technical resources and a larger installed base of customers than the Company. As a result, these competitors may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than can the Company. There can be no assurance that the Company will be able to compete successfully with existing or new competitors or that such competitors will not offer or develop products that are superior to the Company’s products or that achieve greater market acceptance.

      The Company competes in the enterprise application and e-commerce software and services market on the following merits: A focus on the mid-size U.S. companies; product functionality; integrated CRM, ERP and eSeries application software solutions. In addition, the Company competes on its application software customization capabilities, single-source implementation solution, quicker time to benefit, open and industry standard technology platforms, professional services and total cost of ownership. The Company currently competes primarily with (i) other vendors of software focused on the specific needs of mid-size U.S. companies, which include QAD, Epicor, Mapics, M2M, Frontstep, Visual, Great Plains, Peoplesoft, J.D. Edwards and Oracle and (ii) VARs and system integrators of the larger enterprise software companies, including SAP AG, Peoplesoft, Inc. and Oracle Corporation, which target mid-size and larger companies. In addition, customers who have a large installed base of legacy systems may resist committing the time and resources necessary to convert to an open system, client/server-based software suite of products. Further, as the enterprise application software and services market continues to develop, companies with significantly greater resources than the Company may attempt to increase their presence in the target market where the Company is focused by acquiring or forming strategic alliances with competitors of the Company. Increased competition is likely to result in price reductions and related reductions in gross margins and market share, any one of which could materially adversely affect the Company’s business, results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Competition.”

Intellectual Property and Other Proprietary Technology

      The Company regards its products as proprietary trade secrets and confidential information. The Company relies on a combination of copyright, trademark and trade secrets laws, employee and third-party nondisclosure agreements and other industry standard methods for protecting ownership of its products. The Company has no patents. There can be no assurance; however, that in spite of these precautions, an unauthorized third party will not use, copy or reverse engineer portions of the Company’s products. In addition, the laws of some foreign countries do not protect the Company’s proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the methods used by the Company to protect its products will be adequate or that the Company’s competitors will not independently develop products that are substantially equivalent or superior to the Company’s products.

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

      The Company believes that it has all of the necessary rights to market its products although there can be no assurance that third parties will not assert infringement claims against the Company in the future. The Company expects that, as the number of products increase and the functionality of these products further overlaps, although there have been no infringement claims, the likelihood of third parties asserting infringement claims against the Company may increase. Any claim, whether or not it has merit, could result in costly litigation and require the Company to enter into royalty or other license arrangements. Such royalty or other license arrangements, if required, may not be available on terms acceptable to the Company or at all.

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

Employees

      As of December 31, 2000, the Company had 102 full-time employees. These employees included 15 in sales, marketing and related activities, 33 in research and development, 37 in customer support, training, and consulting services, and 17 in information technology, finance, administration and human resources. Of note, as of January 2001, the Company further reduced its workforce and currently has a full-time employment base of 75 employees. See further discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company’s employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with employees are good. The loss of certain key employees or the Company’s inability to attract and retain other qualified employees could have a material adverse effect on the Company’s business and operations.

Item 2. Properties

      The Company’s corporate headquarters are located in Tampa, Florida, in a 17,000 square foot facility, including office space and customer training facilities, occupied under a lease expiring August 31, 2002, with an option to renew for an additional three year term. The Company leases additional office space in New Jersey and South Carolina.

Item 3. Legal Proceedings

      A complaint was filed on July 24, 1997, in the United States District Court for the Middle District of Florida, entitled J. Conrad Lifsey v. Harold Ross, Gerald Wicker, Marc J. Fratello, Roy E. Crippen, III, Donald B. Hebb, Jr., Thomas S. Roberts, PowerCerv Corporation, Alex Brown & Sons, Inc., Robertson, Stephens & Company, ABS Capital Partners, L.P., Summit Investors III, L.P. The complaint purports to be a class action on behalf of those persons who purchased shares of the Company’s common stock from March 1, 1996 (the date of the Company’s initial public offering of its common stock (“IPO”)) through July 24, 1996. The complaint alleges, among other things, that the defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Company’s IPO and in its subsequent securities filings, press releases and other public statements. The plaintiffs seek damages of an unspecified amount, rescission of certain securities sales and certain other remedies.

      On March 19, 1998, Defendants filed their Motions to Dismiss this Complaint. These motions were heard by oral argument on October 30, 2000, over two and one-half years later. Approximately two and one-half months later, on January 12, 2001, the Court dismissed the complaint holding that the complaint was insufficient as a matter of law to state a claim under the relevant sections of the federal securities laws. Nonetheless, the Court, “harbor[ing] substantial doubt that the plaintiffs have sufficient facts at their disposal to properly state a claim,” permitted plaintiffs an opportunity to replead.

      On February 16, 2001, Plaintiffs filed an amended complaint asserting essentially the same causes of action based on the same set of factual circumstances. Defendants continue to deny any wrongdoing and in light of Court’s Order of January 12, 2001, intend to ask the Court to dismiss the amended complaint.

      The Company, in the normal course business, is also subject to miscellaneous legal proceedings. The Company is defending these proceedings and anticipates that it will be successful and/or able to resolve these matters in a manner that will not materially effect the Company’s financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

PART II

Item 5. Market Value of the Registrant’s Common Stock

      The Company’s Common Stock, $.001 par value (“Common Stock”), is traded on the Nasdaq National Market under the symbol “PCRV.” The Company is presently appealing a Staff Determination Letter subjecting the Company to delisting for failure to meet the continued listing requirements. The following table sets forth the range of high and low sales prices on the National Market for the Common Stock during the two previous years. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

1999	High	Low

1st Quarter	$3.875	$1.750

2nd Quarter	3.625	1.563

3rd Quarter	4.250	2.250

4th Quarter	8.375	2.250

2000	High	Low

1st Quarter	$8.625	$3.500

2nd Quarter	4.000	1.125

3rd Quarter	1.531	.625

4th Quarter	1.250	.188

      As of December 31, 2000, the Company had approximately 105 shareholders of record, and the Company believes there are more than approximately 2,700 beneficial shareholders. The Company declared no dividends in respect of its Common Stock in 1999 and 2000. The Company intends to retain any earnings for use in the business for the foreseeable future.

Item 6. Selected Consolidated Financial Data

      The following historical selected consolidated financial data of the Company is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The balance sheet data set forth below as of December 31, 2000, and the statement of operations data for the year ended December 31, 2000, are derived from the Consolidated Financial Statements of the Company audited by Grant Thornton LLP, independent certified public accountants, appearing elsewhere in this report on Form 10-K. The balance sheet data set forth below as of December 31, 1999, and the statement of operations data for the years ended December 31, 1999 and 1998, are derived from the Consolidated Financial Statements of the Company audited by Ernst & Young LLP, independent certified public accountants, appearing elsewhere in this report on Form 10-K. The statement of operations data set forth below with respect to the year ended December 31, 1997 and 1996 and the balance sheet data as of December 31, 1998, 1997 and 1996 are derived from audited financial statements not included in this Form 10-K.

	Years Ended
	December 31,

	2000(1)	1999(1)	1998(1)	1997(1)	1996(1)

	(In thousands, except per share data)
Statement of Operations Data:

Revenue:

License fees	$3,523	$9,257	$8,342	$6,434	$11,324

Technology resales	—	—	858	2,385	2,860

Service fees	8,109	11,464	8,533	9,498	23,172

Total revenue	11,632	20,721	17,733	18,317	37,356

Costs and expenses:

Cost of licenses	846	994	670	2,975	1,319

Cost of technology resales	—	—	592	1,871	2,337

Cost of services	5,663	7,578	6,935	7,524	15,973

General and administrative	4,187	4,476	3,886	7,687	5,256

Sales and marketing	5,010	8,022	6,103	11,075	10,730

Research and development	4,096	4,504	3,820	5,787	6,688

Work force reduction and other	873	485	—	1,010	—

In-process research and development	—	—	—	—	100

Total costs and expenses	20,675	26,059	22,006	37,929	42,403

Operating loss	(9,043)	(5,338)	(4,273)	(19,612)	(5,047)

Other income	64	260	301	578	674

Operations disposed of during 1999:

Revenues	—	2,464	12,238	14,769	—

Costs and expenses	—	2,240	10,074	12,111	—

	—	224	2,164	2,658	—

Gain on sale of business	827	5,647	—	—	—

	827	5,871	2,164	2,658	—

Income (loss) before income taxes	(8,152)	793	(1,808)	(16,376)	(4,373)

Income tax expense (benefit)	255	—	—	1,711	(1,658)

Net income (loss)	$(8,407)	$793	$(1,808)	$(18,087)	$(2,715)

Basic and diluted net income (loss) per share	$(.61)	$.06	$(0.13)	$(1.31)	$(0.21)

Shares used in computing net income (loss) per share Basic	13,771	13,322	13,817	13,839	12,950

Diluted	13,771	14,389	13,817	13,839	12,950

	December 31,

	2000	1999	1998	1997	1996

	(Table in thousands)
Balance Sheet Data:

Cash and cash equivalents	$2,136	$6,224	$6,594	$6,360	$14,637

Working capital	1,625	8,792	7,387	7,885	21,619

Total assets	7,334	16,557	15,730	18,687	36,351

Accumulated deficit	(47,344)	(38,936)	(39,729)	(37,921)	(19,834)

Shareholders’ equity	3,617	11,153	11,275	12,957	30,992

(1)	Effective March 31, 1999, the Company sold its general consulting/general education business (consulting services other than its application-related services) to a related party. The results of operations for 1999, 1998 and 1997 have been reclassified to conform with the current year’s presentations. The Company did not segregate between application-related services and general consulting/general education revenues prior to 1997.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company is focused on delivering open, modifiable Integrated Enterprise Response Software Solutions with innovative e-Commerce capabilities to mid-size U.S. companies with annual revenues between $25 million and $750 million. The Company has focused its resources, including product development, marketing and sales efforts, on the needs and requirements of companies in this market. The Company’s revenues currently consist primarily of software license fees and fees for services, primarily relating to the Company’s applications, including consulting, education and maintenance and support.

      The Company was organized in April 1992, and through calendar year 1994 a substantial part of the Company’s revenue was derived from technology resales and consulting and education services. The Company began selling its own license product in the fourth quarter of 1993. Since then, the Company has brought several additional applications to the market. Service fees remain the Company’s largest single revenue source, although the Company’s strategy is to seek to increase revenue generated from licensing its ERP Plus and web-enabled eSeries application products.

      On March 31, 1999, the Company sold its general consulting and general education business (consulting and education services other than its application-related services) to a related party. Consideration totaled approximately $10 million and consisted of a combination of cash, PowerCerv common stock and notes. The gain associated with the note receivable that matures in 2004 and has an interest rate of 4.56% was deferred at the time of sale. In 2000, the Company recognized this gain of $827,500. Management believes that based upon events occurring in the current year (the buyer’s merger with another business and establishment of a stronger management team) the collectibility of the note is reasonably assured.

      The results of operations for 1999 and 1998 related to the Company’s general consulting and general education business have been reclassified to conform to the current year’s presentations. During 1999, the Company also finalized its 1998 strategy to discontinue technology resales of various third-party software products.

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

      In June, 1998, the Financial Accounting Standards Board (FASB) issued statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in years beginning after June 15, 2000. Because the Company does not use derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

      On December 3, 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The SAB was effective for the first quarter of the fiscal year beginning after December 15, 1999, however, the SEC has extended the implementation date for companies whose fiscal year ends between December 16, 1999, and March 15, 2000, to the fourth quarter of fiscal year 2000. The Company adopted this SAB during the fourth quarter of 2000.

      In June, 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, which is effective for fiscal years beginning after June 15, 2000. PowerCerv does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

      The Company’s primary focus in 2000 was to expand its eSeries product offerings and increase its current customers’ level of satisfaction with the ERP Plus software. The Company’s main objective was to enhance its Enterprise Application Software Solutions to better enable users to leverage the power of the Internet for business operations in the new e-economy. Early in 2000, the Company identified a decrease in demand for traditional ERP systems. As a result, the Company initiated actions to reduce its work force and undertook additional cost cutting measures in line with its objective to minimize losses and ultimately seek to return to profitability. In line with this objective, the Company announced and completed a further workforce reduction in January 2001. However, there can be no assurance the Company will return to profitability as a result of these actions, nor that further restructuring actions will not be needed in 2001.

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

Plan of Operations

      The Company incurred a net loss in 2000 and, while management expects improvement in 2001, the Company expects to incur a net loss from operations for the year ended December 31, 2001. Management has taken steps to improve the overall operations and financial condition. These steps include restructuring initiatives that commenced in 2000 as well as strategies and actions initiated or planned for 2001, including a workforce reduction that was implemented in the first quarter of 2001. The Company expects to implement flexible work arrangements with certain employees that will transform otherwise fixed costs into variable costs. Management expects to reduce or defer overall wages through uniform salary adjustment initiatives and through timely workforce reductions on an as needed basis. An officer of the Company has agreed to provide working capital on an as needed basis up to certain amounts and has also accepted an additional deferral in base salary. The Company will use best efforts to seek accelerated cash conversion of notes receivable and accounts receivable to maximize its working capital and available cash and will further seek to settle commitments with non-cash resources. Management will use best efforts to eliminate costs that have been evaluated as non-critical to the success of the Company’s core strategies. The Company will use best efforts to continue to pursue revenue sources involving the licensing of certain proprietary technology for resale by third parties, and will utilize the proceeds from such transactions to fund the operations of the Company. The Company will also seek third party financing alternatives in amounts sufficient to meet its working capital needs.

      While management believes the aforementioned steps will provide adequate working capital to the company for at least twelve months, there can be no assurance that these plans will be successfully implemented or that other events or conditions will not arise that may adversely effect the financial position and/or results of operations of the Company.

Results of Operations

      The following table sets forth, for the periods indicated, certain financial data regarding the Company’s revenues derived from license fees, technology resales, and service fees:

Revenue:	For the years ended December 31,

	($ in thousands)
	2000	Change	1999	Change	1998

License fees	$3,523	(62)%	$9,257	11%	$8,342

Percentage of total revenue	30%		45%		47%

Technology resales	—	—	—	(100)%	$858

Percentage of total revenue	—		—		5%

Service fees	$8,109	(29)%	$11,464	34%	$8,533

Percentage of total revenue	70%		55%		48%

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

      License fees increased 11% from 1998 to 1999 primarily due to an increase in the number of license transactions for the Company’s ERP application software products. Management believes this increase is attributable to the Company’s focused marketing and sales strategy initiated during 1998 and the additional investment the Company made to strengthen its marketing and sales organizations in the first quarter of 1999. The Company believes this investment offset the decrease in demand for ERP software during 1999. During 1999, the ERP software industry was impacted by the concern regarding Year 2000 readiness. Management believes current customers’ and potential customers’ purchasing patterns were affected in a number of ways. Many companies expended significant resources to upgrade their systems. Those expenditures resulted in reduced funds available for purchasing software products, such as those the Company offers.

      License fees decreased 62% from 1999 to 2000 primarily due to overall depressed market conditions initially resulting from customers’ reluctance to make decisions early in the year after having addressed Y2K concerns in the previous year. Management believes that depressed market conditions continued throughout 2000 due to decreased demand for traditional enterprise software. Customers also appear to be taking longer to make decisions regarding these more advanced systems. Due to these conditions, the Company initiated restructuring measures that included work force reduction plans and office closings beginning in the second quarter. A second restructuring was announced and completed in January 2001. Management believes that it has properly resized the Company to minimize further losses and seek to return to profitability once market conditions improve. Additionally, the Company has developed a strategic plan focusing on reevaluating the Company’s direction, product positioning, market segments and distribution strategies. There can be no assurance that these actions will increase the Company’s license revenues in accordance with management’s expectations.

      Technology Resales. Technology resales were derived from licensing complementary client/server and internet development tools developed by other independent software vendors. Due to the Company’s increased focus on the marketing and sale of its own ERP application products and increased market competition for technology resale products, in 1999 the Company discontinued its marketing and sales efforts for technology resale products.

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

      Service fees decreased 29% from 1999 to 2000. Management believes that the decrease in service revenue is tied to the decline in license revenue both of which were impacted by the overall depressed market conditions resulting initially from Y2K concerns and then due to a shift in demand from traditional enterprise software. Management believes that companies focused their efforts on getting new systems running before December 31,

1999, which resulted in substantially lower license purchases and a general decrease in consulting services and maintenance and support services in 2000. To the extent the revenue from licensing its application products increases, the Company believes the demand for application consulting services (and related revenue) will likely increase. Service fees for maintenance and support will also likely increase; however, there can be no assurance that license revenue will increase or that if it does increase, revenue from service fees will increase correspondingly.

Costs and expenses

      The following table sets forth, for the periods indicated, certain financial data regarding the Company’s costs associated with its license fees, technology resales, and services:

Cost of revenue:	For the years ended December 31,

	($ in thousands)
	2000	Change	1999	Change	1998

Cost of licenses	$846	(15)%	$994	48%	$670

Gross profit percentage	76%		89%		92%

Cost of technology resales	—	—	—	(100)%	592

Gross profit percentage	—		—		31%

Cost of services	$5,663	(25)%	$7,578	9%	$6,935

Gross profit percentage	30%		34%		19%

      Cost of Licenses. The cost of licenses consists primarily of production costs, royalties associated with modules of the Company’s application products, the cost associated with resales made by VAR’s and the amortization of intangible assets. The cost of licenses increased 48% from 1998 to 1999 as a result of higher license revenue and the higher expense associated with increased VAR sales in 1999. The cost of license decreased 15% from 1999 to 2000 primarily due to lower amortization expense partially offset by higher royalty fees. The gross profit margin for 2000 decreased from 1999 due to significantly lower license fee revenue.

      Cost of Technology Resales. The cost of technology resales consists primarily of costs associated with resales of complementary client/server and internet development tools developed by independent software vendors. The cost of technology resales decreased in 1999 compared to the prior year because of the discontinuance of technology resales revenue described previously in this section.

      Cost of Services. The cost of services consists primarily of compensation and travel costs associated with providing consulting, product support and maintenance, technical services and education. The cost of services increased 9% from 1998 to 1999 as a result of increased volume of revenue for services. The cost of services decreased 25% from 1999 to 2000 primarily due to decreased services revenue and lower compensation expense based on reduced headcount and restructuring plans initiated by the Company in the second quarter of 2000.

      The increase in gross profit percentage from 19% during 1998 to 34% in 1999 was a result of higher revenue resulting in higher productivity and efficiencies. The decrease in gross profit margin from 34% in 1999 to 30% in 2000 was a result of lower services revenue which caused lower productivity.

      The following table sets forth, for the periods indicated, certain financial data regarding the Company’s operating expenses:

Operating expenses	For the years ended December 31,

	($ in thousands)
	2000	Change	1999	Change	1998

General and administrative	$4,187	(6)%	$4,476	15%	$3,886

Percentage of total revenue	36%		22%		22%

Sales and marketing	$5,010	(38)%	$8,022	31%	$6,103

Percentage of total revenue	43%		39%		34%

Research and development	$4,096	(9)%	$4,504	18%	$3,820

Percentage of license fees revenue	116%		49%		46%

      General and Administrative (“G&A”). G&A expenses include general compensation, communications, accounting, human resources, legal and related facilities expenses. The increase in G&A expenses from 1998 to 1999 is primarily related to higher outside legal expenses associated with the class action litigation as referenced in note 11(b), Commitments and Contingencies, settlement of certain outstanding litigation matters and higher bad debt expenses. The decrease in G&A expense from 1999 to 2000 is primarily related to reduced legal expenses associated with the class action litigation and lower personnel costs due to the Company’s 2000 restructuring offset by higher bad debt expense. G&A costs as a percentage of total revenue increased from 22% in 1999 to 36% in 2000 due to significantly lower license and services revenue for the current year and the fixed nature of certain costs.

      Sales and Marketing. Sales and marketing expenses primarily consist of compensation paid to sales and marketing personnel; costs of marketing, including direct mail and telemarketing activities; costs of public relations, including trade shows and conferences; and related communications costs. During 1998, the Company recruited a senior vice president of marketing and senior vice president of direct sales, transitioned a marketing executive into channel sales, centralized its marketing organization in the Company’s Tampa headquarters, and increased the number of U.S. regional sales offices and regional sales vice presidents from three to six. Sales and marketing expenses increased as a percentage of total revenue in 1999 to 39% from 34% in 1998. This was a result of the Company’s accelerated investments in its marketing and sales organizations. These investments included hiring additional personnel in the direct sales organization, including regional vice presidents, field sales representatives and pre-sales specialists, a change in the Company’s commission structure designed to drive growth in ERP Plus application product sales, investments in marketing programs focused on increasing awareness of the Company and its products and expansion of the Company’s marketing and telemarketing organization. Sales and marketing costs decreased 38% from 1999 to 2000 primarily due to lower sales commissions earned on license revenue in the current year and reduced personnel and office costs resulting from the restructuring.

      Research and Development (“R&D”). R&D costs consist primarily of compensation and related facilities, software and equipment costs associated with developing, maintaining and enhancing the Company’s products. Historically, the Company has not capitalized any internal R&D costs as the costs incurred during the period between the point in time that technological feasibility is established and that a product is released to the market have been insignificant. During 1999 and 2000, the Company capitalized a total of $550,000 in R&D costs paid to a third party for the conversion of certain existing software from one architecture to another. R&D costs increased 18% from 1998 to 1999 primarily due to increased personnel costs associated with the development and introduction of our web-enabled eSeries product offerings. R&D costs decreased 9% from 1999 to 2000 due to decreased personnel costs in the third and fourth quarters of 2000 as a result of the Company’s restructuring. The increase in R&D costs as a percentage of license fees increased from 49% in 1999 to 116% in 2000 due to significantly lower license fees revenue for the current year.

   Work Force Reduction and Other Charges

      During the first quarter of 1999, the Company recorded a charge related to a work force reduction and other related expenses totaling $485,000. This amount included severance and related costs of $391,000 and costs of $94,000 related to office downsizing or closings. As of December 31, 2000, the Company has paid all amounts associated with this restructuring.

      During the second quarter of 2000, the Company initiated actions to reduce its work force and undertook additional cost cutting measures. The Company recorded a restructuring charge related to a work force reduction and other expenses totaling $711,000 in the second quarter of 2000. Additional restructuring charges of $162,000 were recorded in the third quarter of 2000 for a total restructuring charge of $873,000 in 2000. The total restructuring charge includes severance and related costs of $649,000 (4 senior-level staff and 35 non senior-level employees primarily in sales, services and research and development) and costs of $224,000 related to office closings. As of December 31, 2000, approximately $391,000 remains in accrued liabilities for payments to be made over the next 15 months. As part of the restructuring plan, the Company’s Chairman has assumed the role of Chief Executive Officer, and the previous Chief Executive Officer is no longer with the Company. Office closings were completed during the third quarter of 2000, and severance payments will be paid during the next 15 months. The Company expects to realize gross annual savings of approximately $6,400,000 as a result of these actions.

      In line with its objective to return to profitability, the Company announced and completed a further workforce reduction in January 2001. These restructurings are part of the Company’s strategic plan to reevaluate the Company’s direction, product positioning, marketing segments and distribution strategies. The Company’s break even point has been substantially reduced. However, there can be no assurance the Company will return to profitability as a result of these actions.

   Income Tax Expense (Benefit)

      During the first quarter of 2000, the Company recorded a charge related to estimated federal and state income tax and interest totaling $359,000 resulting from an Internal Revenue Service examination of the Company’s 1996 and 1995 federal income tax returns. The amounts allocated to tax expense and interest expense were $209,000 and $150,000 respectively. The Internal Revenue Service has rendered an unfavorable assessment resulting in the estimated exposure amount. The Company will continue to appeal this assessment.

      The Company also recorded $46,000 of income tax expense related to state and federal income taxes and increased its deferred income tax asset valuation allowance for the year ended December 31, 2000, to offset the tax benefit applicable to the loss incurred during the period. The decision to fully reserve the deferred income tax asset was primarily the result of the Company’s continued losses from operations.

      As of December 31, 2000, the Company has a deferred tax asset of $12.4 million, which has been fully reserved. The decision to fully reserve the deferred income tax asset was based on the uncertainty as to the ultimate realization of the asset due to the Company’s continued losses from operations. Any realization of the Company’s net deferred tax asset will reduce the Company’s effective tax rate in future periods.

   Liquidity and Capital Resources

      At December 31, 2000, 1999 and 1998, the Company had available cash and cash equivalents of $2.1 million, $6.2 million and $6.6 million respectively, and working capital of $1.6 million, $8.8 million and $7.4 million, respectively.

      On March 29, 1999, the Company entered into an agreement with its bank for a $10 million credit facility (“1999 Line of Credit”). The 1999 Line of Credit consists of a commitment for a revolving line of credit totaling $5 million, with an additional $5 million of uncommitted funding. The 1999 Line of Credit expired on May 30, 2000. The Company is currently seeking other sources of debt or equity. There can be no assurances that such funds will be available to the Company or, if available, would be on terms satisfactory to the Company.

      Net cash provided by (used in) operating activities for the years ended December 31, 2000, 1999 and 1998 was $(5.2) million, $(7.6) million and $0.3 million, respectively. The cash used in 2000 was principally the result of the operating loss for 2000. The cash used in 1999 primarily resulted from the operating loss for the year and the higher receivable at the end of the year from the higher sales volume.

      Net cash provided by (used in) investing activities for the years ended December 31, 2000, 1999 and 1998 totaled $0.2 million, $6.5 million and $(0.2) million, respectively. Such uses generally were for purchases of furniture, fixtures, and communication and computer equipment. In 1998, the net cash used was reduced by $0.5 million cash received as a result of the Company exercising a put option related to its $1.5 million investment made in 1996. In 1999, the net cash provided was the $6.7 million received from the sale of its general consulting and general education business as well as $0.5 million cash received as a result of the Company exercising a put option related to its $1.5 million investment made in 1996. In 2000, the net cash provided was $0.5 million received as a result of the Company exercising a put option related to its $1.5 million investment made in 1996 partially offset by $0.3 million used for the purchase of an intangible asset.

      Net cash provided by financing activities for the years ended December 31, 2000, 1999, and 1998 totaled $0.9 million, $0.8 million and $0.1 million, respectively. These amounts generally relate to the exercise of options and warrants for common stock.

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

      In June of 2000, PowerCerv recognized that revenue for the Company was not going to rapidly return to the levels achieved in the third and fourth quarters of 1999. The decision was made to downsize the Company in an effort to minimize future losses, allow for sufficient time to implement its strategic plan and ultimately seek to return to profitability. The cost of this restructuring was approximately $873,000 of which $711,000 was reported as part of the second quarter results and the balance of $162,000 was reported in the third quarter. This restructuring will save the Company approximately $1,600,000 in expenses per quarter. Additionally, the Company announced and completed a further workforce reduction in January 2001; however, there can be no assurance that the Company will return to profitability as a result of these actions or that further actions will not be necessary in 2001.

      If the Company’s existing cash reserves and restructuring decisions prove insufficient to fund its future cash requirements and the Company is not able to obtain other sources of funds, the Company’s ability to pursue its business strategy beyond the year 2001 could be materially adversely effected. However, as a result of the Company’s June 2000 restructuring decision, the amount of cash used in operations decreased substantially in the third and fourth quarters of 2000 as compared to the second quarter. As more fully discussed in “Plan of Operations” above, the Company has implemented, or is in the process of initiating, cost cutting measures and other actions that management believes will provide adequate working capital for at least twelve months.

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

      Competition. The market for enterprise software and e-commerce application products and services is intensely competitive, rapidly changing and significantly affected by new product offerings and other market activities. A number of companies offer products similar to the Company’s products and services, which are targeted at mid-size U.S. companies. In addition, the Company’s market has no proprietary barriers to entry, which would limit competitors from developing similar products or selling competing products. Many of the Company’s existing competitors, as well as a number of potential competitors, have longer operating history, more established marketing and sales organizations, greater name recognition, larger R&D and technical organizations, significantly greater financial and technical resources and a larger installed base of customers than the Company. As a result, these competitors may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than can the Company. There can be no assurance that the Company will be able to compete successfully with existing or new competitors or that such competitors will not offer or develop products that are superior to the Company’s products or that achieve greater market acceptance.

      Economic and Market Condition Risks. Various segments of the software industry have experienced significant economic downturns characterized by decreased product demand, price erosion, work slowdown and layoffs. In addition, there is increasing uncertainty in the ERP market attributed to many factors, including global economic conditions and strong competitive forces. Our future license fee revenue and results of operations may experience substantial fluctuations from period to period as a consequence of these factors and such conditions may affect the timing of orders from major customers and other factors affecting capital spending. Although we have a diverse client base, we have targeted a number of vertical markets. As a result, any economic downturns in general or in our targeted vertical markets would have a material adverse effect on our business, operating results and financial condition.

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

      Ability to Manage Change. The Company was incorporated in April 1992 and commercially shipped its initial products in late 1993. Since inception and through 1996, the Company experienced rapid growth in its revenue, the number of its employees and the scope of its operations. Beginning in 1997 and through 2000, the Company initiated restructuring and reorganization efforts resulting in a reduction in the number of employees. The number of Company employees, for example, has fluctuated from 372 as of December 31, 1997, to 281 as of December 31, 1998, to 193 as of December 31, 1999 and to 102 as of December 31, 2000. The Company’s rapid changes have resulted in, and are expected to continue to create, new and increased responsibilities for management personnel, as well as additional demands on the Company’s operating and financial systems, including addressing and reducing employee turnover. The Company’s business and future growth will depend on the efforts of key management personnel and the Company’s ability to attract and retain qualified management personnel. The Company’s business plan will also require it to recruit additional qualified technical personnel, to enhance its managerial systems for its operations, and to successfully integrate new employees and systems into its existing operations. If the Company is unable to manage change effectively, the Company’s business, financial condition and results of operations could be materially adversely effected.

      The Company began operations primarily as a VAR of client/server software development tools developed by third parties and as a provider of related consulting services. For each quarter since that time, including the quarter ended December 31, 2000, revenue from services has accounted for at least a majority of the Company’s revenue. The Company’s strategy is to seek to increase its revenue from the sale of the Company’s open, modifiable Integrated Enterprise Response Software Solutions and its innovative e-Commerce application software products as a percentage of total revenue. However, selling, distributing and supporting computer software may demand different sales, technological and management skills than providing software consulting services. To be successful, the Company and its management will be required to adapt to the changing nature of the Company’s business. Any failure to do so would have a material adverse effect on the Company’s business, financial condition and results of operations.

      In 1997, the Company incurred an $18.1 million net loss on license revenues of $6.4 million. In late 1997 and early 1998, the Company underwent a reduction in work force of approximately 50 persons resulting in work force reduction and other charges of $1.0 million. In 1998, the Company hired a new President/COO with extensive application software company management experience, and implemented a strategy to focus its operations on the sale of its ERP Plus application products to mid-size U.S. discrete manufacturing companies. Also during 1998, the Company recorded profits in its third and fourth quarters, and reduced its loss to $1.8 million for the year. In 1999, the Company took further measures to focus its business on the development, marketing, sale, implementation and training of its ERP Plus application products. On March 31, 1999, the Company sold the net assets of its general consulting/general education business to a related party to further increase the Company’s focus on selling ERP application software solutions to its target market. In 2000, the Company experienced a decline in total revenue primarily due to adverse market conditions and a decline in customer demand for traditional ERP systems resulting in substantial operating losses for the Company. Beginning in June 2000, the Company initiated actions to reduce its work force and undertook additional cost cutting measures in line with its objective to return to profitability. The Company recorded a restructuring charge related to a work force reduction of 4 senior-level staff and 35 non senior-level employees and other expenses totaling $873,000. As part of the restructuring plan, the Company’s Chairman has assumed the role of Chief Executive Officer, and the previous Chief Executive Officer is no longer with the Company. The Company expects to realize gross annual savings of approximately $6.4 million as a result of these actions. The restructuring is part of the Company’s strategic plan to reevaluate the Company’s direction, product positioning, marketing segments and distribution strategies. Management believes that it has properly resized the Company to minimize future losses, allow for sufficient time to implement its strategic plan and ultimately seek to return to profitability. However, there can be no assurance that the Company will achieve its objectives in connection with its focused operating strategy or that further restructuring measures will not be taken in the future.

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

      Liquidity. On December 31, 2000, the Company’s cash and cash equivalents were $2.1 million. If the Company’s existing cash reserves and restructuring decision prove insufficient to fund its future cash requirements and the Company is not able to obtain other sources of funds, the Company’s ability to pursue its business strategy beyond the year 2001 could be materially adversely effected. Further, there can be no assurances that such funds would be available to the Company, or if available would be on terms satisfactory to the Company.

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

      Dependence on Product Development and Associated Risks. The ERP and e-Commerce application software market is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. The Company’s future success will depend upon its ability to enhance its current products, and to develop and introduce new products on a timely basis that keep pace with technological developments, respond to evolving customer requirements and achieve market acceptance. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness or revenue. In the past, the Company has experienced unexpected delays in the introduction of certain of its products, which has had an adverse impact on the Company’s revenue. Also, new products, when first released by the Company, may contain undetected difficulties or defects that, despite testing by the Company, are discovered only after they have been installed and used by customers. There is no assurance that such difficulties will not be discovered in the future, causing significant customer relations issues, delays in product introduction and shipments, or requiring design modifications that could adversely effect the Company’s competitive position, business, financial condition and results of operations. In addition, there can be no assurance that new products or product enhancements developed by the Company will achieve market acceptance, in which case the Company’s business, financial condition and results of operations could be adversely effected. See “Business — Product Development.”

      Dependence on New Products. The Company’s future success will depend heavily on sales of the Company’s products including its ERP Plus applications products with e-Commerce capabilities, and the failure of these products to find market acceptance would have a material adverse effect on the Company’s business, financial condition and results of operations. Also, new products, when first released by the Company, may contain undetected difficulties or defects that, despite testing by the Company, are discovered only after they have been installed and used by customers. In response, the Company’s support staff provides software fixes and maintenance releases designed to correct or work around these difficulties or defects, most of which are uncovered in the months immediately following commercial release of a new product. There can be no assurance that such difficulties will not be discovered in the future, causing significant customer relations issues, delays in product introduction and shipments, or requiring design modifications that could adversely effect the Company’s competitive position, business, financial condition and results of operations. See “Business — Products and Services.”

      Dependence on PowerBuilder(R) and Others. The Company currently derives substantially all its revenue from (i) sales of its application products written using PowerBuilder software and various relational database management software products available from Microsoft and Sybase and (ii) consulting, education and maintenance services related to all of these products. As a result, any factor adversely effecting demand for or use of PowerBuilder or adversely effecting the Company’s relationship with Sybase or Microsoft could have a material adverse effect on the Company’s business, financial condition and results of operations. Moreover, any changes in or new versions of PowerBuilder or business decisions by Sybase related to the long-term product status of PowerBuilder that require changes to the Company’s products could materially adversely effect the Company’s business, financial condition and results of operations if the Company were not able to successfully develop or implement such changes in a timely fashion. The Company’s future financial performance will also depend in part on the successful development and introduction of new and enhanced versions of PowerBuilder and other products, and customer acceptance of such new and enhanced products. See “Business — Products and Services.”

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

      The Company believes that it has all of the necessary rights to market its software products and development tool products although there can be no assurance that third parties will not assert infringement claims against the Company in the future. The Company expects that, as the number of products increase and the functionality of these products further overlaps, although there have been no infringement claims, the likelihood of third parties asserting infringement claims against the Company may increase. Any claim, whether or not it has merit, could result in costly litigation, divert management attention, and require the Company to enter into royalty or other license arrangements. Such royalty or other license arrangements, if required, may not be available on terms acceptable to the Company or at all.

      There has been substantial litigation in the software industry involving intellectual property rights. Although the Company does not believe that it is infringing the intellectual property rights of others, there can be no assurance that such claims will not be asserted and, if asserted, would not have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, if the Company acquires or licenses a portion of the software included in its products from third parties, its exposure to infringement actions may increase because the Company must rely upon such third parties for information as to the origin and ownership of such acquired or licensed software. Although the Company has obtained and intends to continue to obtain representations as to the origins and ownership of such acquired or licensed software and obtain indemnification to cover any breach of any such representations, there can be no assurance that such representations will be accurate or that such indemnification will provide adequate compensation for any breach of such representations. In the future, litigation may be necessary to enforce and protect trade secrets, copyrights and other intellectual property rights of the Company. The Company may also be subject to litigation to defend against claimed infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. Any such litigation could be costly and divert management’s attention, either of which could have a material adverse effect on the Company’s business, financial condition and results of operations. Adverse determinations in such litigation could result in the loss of the Company’s proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from selling its products, any one of which would have a material adverse effect on the Company’s business, financial condition and results of operations. See “Business - Intellectual Property and Other Proprietary Technology.”

      Expansion of Indirect Channels; Potential for Channel Conflict. The Company markets its application products and services directly through both a direct sales force and telesales, and indirectly through marketing channels such as VARs, OEMs, channel partners and distributors. VARs, OEMs, channel partners and distributors accounted for a growing percentage of license revenue in 1997, 1998, 1999 and 2000, and the Company is increasing resources dedicated to developing and expanding indirect marketing channels. There can be no assurance that the Company will be able to attract and retain a sufficient number of qualified VARs, OEMs, teaming partners and distributors to market successfully the Company’s tools and applications. The failure to retain its VARs, OEMs, Channel partners and distributors could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

      Selling through indirect channels may limit the Company’s contacts with its customers. As a result, the Company’s ability to accurately forecast sales, evaluate customer satisfaction and recognize emerging customer requirements may be hindered. The Company’s strategy of marketing its products directly to end-users and indirectly through VARs, OEMs, teaming partners and distributors may result in distribution channel conflicts. The Company’s direct sales efforts may compete with those of its indirect channels and, to the extent different resellers target the same customers, resellers may also come into conflict with each other. Although the Company has attempted to manage its distribution channels in a manner to avoid potential conflicts, there can be no assurance that channel conflicts will not materially adversely effect its relationships with existing VARs, OEMs, teaming partners or distributors or adversely effect its ability to attract new VARs, OEMs, teaming partners and distributors. See “Business — Marketing, Sales and Distribution.”

      Voting Control by Management. The executive officers and directors of the Company beneficially own approximately 35% of the outstanding Common Stock as of March 15, 2001. As a result, while there is no agreement or understanding among these persons with respect to the voting of their Common Stock if they vote together, they may be able to control the outcome of matters requiring a shareholder vote, including the election of directors, adopting or amending provisions of the Company’s Articles of Incorporation and Bylaws, and approving mergers or other similar transactions, such as sales of substantially all the Company’s assets. To the extent there is control, such control by the officers and directors may have the effect of discouraging certain types of transactions involving an actual or potential change of control of the Company, including transactions in which the holders of Common Stock might otherwise receive a premium for their shares over then-current market prices. In addition, the possibility of such persons exercising such control may limit the price that certain investors may be willing to pay in the future for shares of the Company’s Common Stock. Moreover, the Company is not prohibited from engaging in transactions with its management and principal shareholders, or with entities in which such persons have an interest. The Company’s Articles of Incorporation do not provide for cumulative voting in the election of directors.

      Dependence on Key Personnel. The Company’s success depends to a significant extent upon a number of key management and technical personnel, including its President and Chief Executive Officer, Marc J. Fratello, and its Senior Vice President of Operations, Ira Herman, who is responsible for R&D and the professional services organization. The loss of one or both of these individuals could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company believes that its future success will also depend in large part upon its ability to attract and retain highly skilled technical, management, sales and marketing personnel. Competition for such personnel in the computer software industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Departures and additions of key personnel may be disruptive to the Company’s business and could have a material adverse effect on the Company’s business, financial condition and results of operations.

      Possible Volatility of Stock Price. The Company’s stock price has fluctuated substantially since its March 1, 1996, initial public offering. The market price of the Common Stock is subject to significant fluctuations in response to quarterly and annual operating results of the Company, the gain or loss of significant customer orders, announcements of technological improvements or new products by the Company or its competitors, changes in financial estimates by securities analysts, changes in general conditions in the economy, the financial markets or the computer software industry, or other developments affecting the Company, its customers or its competitors, some of which may be unrelated to the Company’s performance and beyond the Company’s control. The stock of many technology companies has experienced extreme price and volume fluctuations unrelated to the operating performance of those companies. These market fluctuations have adversely effected and may continue to adversely effect the market price of the Company’s Common Stock.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

      The Company had no holdings of derivative financial or commodity instruments at December 31, 2000. The Company has no significant exposure to interest rate or foreign currency exchange rate risks. An increase in interest rates of 100 basis points would not significantly impact the Company’s net income. Generally, all of the Company’s business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations should not have a significant impact on the Company.

Item 8. Financial Statements and Supplementary Data

      The Company’s Consolidated Financial Statements and Notes thereto and the reports of Grant Thornton LLP and Ernst & Young LLP, the Company’s independent certified public accountants, are set forth on the pages indicated in Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure

      There were no disagreements with respect to the Company’s independent accountants during 2000. As discussed and more fully described in the Company’s Form 8-K dated September 28, 2000, the Company appointed Grant Thornton LLP as its independent accountants and terminated its relationship with Ernst & Young LLP during 2000.

PART III

      Certain information required by Part III is omitted from this Report on Form 10-K since the Company will file a definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 1, 2001, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), not later than 120 days after the end of the year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this Report:

		PAGE
1.	Financial Statements

	Report of Independent Certified Public Accountants – Grant Thornton LLP	33

	Report of Independent Certified Public Accountants - Ernst & Young LLP	34

	Consolidated Balance Sheets as of December 31, 2000 and 1999	35

	Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2000	36

	Consolidated Statements of Shareholders’ Equity for each of the years in the three-year period ended December 31, 2000	37

	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2000	38

	Notes to Consolidated Financial Statements	39

2.	Financial Statement Schedules

	The following consolidated financial statement schedules are included herein:

	Report of Independent Certified Public Accountants on Schedule II

	Schedule II — Schedule of Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 2000	55

	All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.	Exhibits — See Index to Exhibits included elsewhere in this document.

      (b) Reports on Form 8-K

            None.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
PowerCerv Corporation

We have audited the accompanying consolidated balance sheet of PowerCerv Corporation as of December 31, 2000, and the related consolidated statement of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PowerCerv Corporation at December 31, 2000, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Tampa, Florida
January 23, 2001, except for note 3
as to which the date is
April 13, 2001

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
PowerCerv Corporation

We have audited the accompanying consolidated balance sheet of PowerCerv Corporation as of December 31, 1999, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 1999. Our audits also include the information relating to the years ended December 31, 1999 and 1998, on the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PowerCerv Corporation at December 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended December 31, 1999 and 1998, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Tampa, Florida
January 20, 2000

POWERCERV CORPORATION

Consolidated Balance Sheets

December 31, 2000 and 1999

	2000	1999

Assets

Current assets:

Cash and cash equivalents	$2,135,636	$6,224,258

Accounts receivable, net of allowance of $1,831,000 in 2000 and $1,545,000 in 1999	2,537,754	6,952,168

Inventories	48,315	48,427

Other current assets	620,357	144,044

Total current assets	5,342,062	13,368,897

Property and equipment, net	511,317	1,231,054

Intangible assets, net	564,649	320,960

Investment in third-party	–	500,000

Notes receivable, net of allowance of $192,500 in 2000	887,987	1,037,500

Deferred tax asset, net of allowance of $12,335,000 in 2000 and $9,477,000 in 1999	–	–

Deposits and other	27,828	98,798

Total assets	$7,333,843	$16,557,209

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$507,721	$489,034

Accrued expenses	1,719,580	2,086,992

Deferred revenue	1,489,935	2,000,468

Total current liabilities	3,717,236	4,576,494

Deferred gain on sale of business	–	827,500

Commitments, contingencies and related party transactions

Shareholders’ equity:

Common stock, $.001 par value, 45,000,000 shares authorized; 13,811,000 shares and 13,428,000 shares issued and outstanding at December 31, 2000 and 1999, respectively	13,811	13,428

Additional paid-in capital	50,946,681	50,076,095

Accumulated deficit	(47,343,885)	(38,936,308)

Total shareholders’ equity	3,616,607	11,153,215

Total liabilities and shareholders’ equity	$7,333,843	$16,557,209

See accompanying notes to consolidated financial statements.

POWERCERV CORPORATION

Consolidated Statements of Operations

Years ended December 31, 2000, 1999 and 1998

	2000	1999	1998

Revenue:

License fees	$3,523,451	$9,257,199	$8,342,230

Technology resales	–	–	857,887

Service fees	8,108,929	11,463,838	8,532,805

Total revenue	11,632,380	20,721,037	17,732,922

Costs and expenses:

Cost of licenses	845,760	993,612	670,082

Cost of technology resales	–	–	592,439

Cost of services	5,662,931	7,578,288	6,935,061

General and administrative	4,187,760	4,476,042	3,886,360

Sales and marketing	5,010,882	8,021,833	6,102,916

Research and development	4,096,492	4,504,162	3,819,587

Work force reduction and other	872,860	485,252	–

Total costs and expenses	20,676,685	26,059,189	22,006,445

Operating loss	(9,044,305)	(5,338,152)	(4,273,523)

Other income (expense):

Interest expense	(8,907)	(26,811)	(14,851)

Interest income	246,768	297,152	314,877

Miscellaneous expense	(173,598)	(10,192)	1,346

Total other income	64,263	260,149	301,372

Operations disposed of during 1999:

Revenues	–	2,463,637	12,237,770

Costs and expenses	–	2,239,824	10,073,504

	–	223,813	2,164,266

Gain on sale of business	827,500	5,646,694	–

	827,500	5,870,507	2,164,266

Income (loss) before income taxes	(8,152,542)	792,504	(1,807,885)

Income tax expense (benefit)	255,035	–	–

Net income (loss) and comprehensive income (loss)	$(8,407,577)	$792,504	$(1,807,885)

Net income (loss) per share:

Basic and diluted	$(.61)	$.06	$(.13)

Shares used in computing net income (loss) per share:

Basic	13,771,000	13,322,000	13,817,000

Diluted	13,771,000	14,389,000	13,817,000

See accompanying notes to consolidated financial statements.

POWERCERV CORPORATION

Consolidated Statements of Shareholders’ Equity

Years ended December 31, 2000, 1999 and 1998

	Common stock		Additional		Total
			paid-in	Accumulated	shareholders'
	Shares	Par value	capital	deficit	equity (deficit)

Balance, January 1, 1998	13,797,000	$13,797	$50,864,262	$(37,920,927)	$12,957,132

Issuance of common stock	40,000	40	125,872	–	125,912

Net loss	–	–	–	(1,807,885)	(1,807,885)

Balance, December 31, 1998	13,837,000	13,837	50,990,134	(39,728,812)	11,275,159

Issuance of common stock	291,000	291	796,511	–	796,802

Stock received as consideration for sale of the general consulting business	(700,000)	(700)	(1,836,800)	–	(1,837,500)

Issuance of warrant	–	–	126,250	–	126,250

Net income	–	–	–	792,504	792,504

Balance, December 31, 1999	13,428,000	13,428	50,076,095	(38,936,308)	11,153,215

Issuance of common stock	383,000	383	870,586	–	870,969

Net loss	–	–	–	(8,407,577)	(8,407,577)

Balance, December 31, 2000	13,811,000	$13,811	$50,946,681	$(47,343,885)	$3,616,607

See accompanying notes to consolidated financial statements.

POWERCERV CORPORATION

Consolidated Statements of Cash Flows

Years ended December 31, 2000, 1999, and 1998

	2000	1999	1998

Cash flows from operating activities:

Net income (loss)	$(8,407,577)	$792,504	$(1,807,885)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	754,768	1,177,169	1,451,285

Gain on sale of business	(827,500)	(5,646,694)	–

Deferred revenue	(510,533)	272,850	371,809

Provision for uncollectible accounts	936,101	290,474	(155,841)

Changes in assets and liabilities, net of effect of divestiture:

Accounts receivable	3,478,313	(4,026,614)	2,073,928

Inventories	112	14,956	17,534

Deposits and other	(256,312)	(240,310)	42,943

Accounts payable and accrued expenses	(348,725)	(285,950)	(1,646,123)

Net cash provided by (used in) operating activities	(5,181,353)	(7,651,615)	347,650

Cash flows from investing activities:

Sale of business	–	6,680,077	–

Sales (purchases) of property and equipment, net	(28,238)	(395,436)	(739,381)

Exercise of third-party put options	500,000	500,000	500,000

Purchase of intangible asset	(250,000)	(300,000)	–

Net cash provided by (used in) investing activities	221,762	6,484,641	(239,381)

Cash flows from financing activities:

Net proceeds from issuance of common stock, net of offering costs	870,969	796,802	125,912

Net cash provided by financing activities	870,969	796,802	125,912

Net increase (decrease) in cash and cash equivalents	(4,088,622)	(370,172)	234,181

Cash and cash equivalents, beginning of year	6,224,258	6,594,430	6,360,249

Cash and cash equivalents, end of year	$2,135,636	$6,224,258	$6,594,430

See accompanying notes to consolidated financial statements.

POWERCERV CORPORATION

Notes to Consolidated Financial Statements

December 31, 2000,1999 and 1998

(1) Organization and Operations

PowerCerv Corporation and its wholly-owned subsidiary (PowerCerv Technologies Corporation) develop, market, license, implement and support open, modifiable Integrated Enterprise Response Software Solutions with innovative e-Commerce capabilities to mid-size U.S. companies with annual revenues between $25 million and $750 million. In addition, PowerCerv provides a wide range of professional and business consulting services relating to its software applications. The Company markets its products and services throughout the United States and also markets its software products outside the United States through distributors. PowerCerv Corporation and PowerCerv Technologies Corporation are herein referred to as the “Company”.

(2) Summary of Significant Accounting Policies

(a) Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. To the extent management’s estimates prove to be incorrect, financial results for future periods may be adversely affected. Significant estimates contained in the accompanying consolidated financial statements include management’s estimate of the allowance for uncollectible accounts receivable, valuation allowance relating to deferred tax assets, and the recoverability of long term assets, including investments, property and equipment and intangible assets.

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

POWERCERV CORPORATION

Notes to Consolidated Financial Statements

The Company periodically reviews the carrying value of its property and equipment costs and the remaining life to determine if impairment has occurred. This review and assessment is done by comparing the net book value of the property and equipment assets to the undiscounted net cash flows of the related assets.

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

On December 3, 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The SAB was effective for the first quarter of the fiscal year beginning after December 15, 1999, however, the SEC has extended the implementation date for companies whose fiscal year ends between December 16, 1999, and March 15, 2000, to the fourth quarter of fiscal year 2000. The Company’s adoption of SAB 101 did not have a material impact on revenues or operating loss.

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

POWERCERV CORPORATION

Notes to Consolidated Financial Statements

technological feasibility has been determined, additional costs incurred in development, including coding, testing, and product quality assurance, are capitalized when material.

During 1996 and 1995, the Company acquired certain software technology which has been fully amortized as of December 31, 2000. During 1999, the Company entered into an agreement with a related party for the conversion of certain existing software from one architecture to another. As of December 31, 2000, the Company capitalized $550,000 in fees paid to the related party. The Company will begin amortizing these costs upon utilization of this technology in 2001.

The Company periodically reviews the carrying value of its software development costs and the remaining life to determine if impairment has occurred. This review and assessment is done by comparing the net book value of the intangible assets to the undiscounted net cash flows of the related assets.

Acquired software technology and its amortization are summarized as follows:

		Amortization	Accumulated
Year	Cost	expense	amortization

2000	$3,457,000	–	2,907,000

1999	3,207,000	161,000	2,907,000

1998	2,907,000	301,000	2,746,000

(g) Goodwill and Other Intangible Assets

The Company amortizes goodwill and other intangible assets on a straight-line basis over a five to seven-year period. The Company periodically reviews the value of goodwill and other intangible assets and their remaining life to determine if impairment has occurred. This review and assessment compares the net book value of the intangible assets to the undiscounted future net cash flows of the related assets. In the event that undiscounted future net cash flows are less than the net book value of the intangible assets, the Company recognizes an impairment loss for the difference between discounted cash flows using an estimated borrowing rate and the net book value of the intangible assets.

Goodwill and other intangible assets and amortization amounts are summarized as follows:

		Amortization	Accumulated
Year	Cost	expense	amortization

2000	$569,000	7,000	554,000

1999	568,000	123,000	547,000

1998	1,458,000	123,000	1,064,000

Amounts written off during 1999 resulted from the Company’s sale of its general consulting business and related to goodwill having an original cost of $893,000 and accumulated depreciation of $640,000.

POWERCERV CORPORATION

Notes to Consolidated Financial Statements

(h) Investment in Third-Party

During December 1996, the Company acquired a 5% fully-diluted equity interest in a closely-held entity, through a $1,500,000 investment in the entity’s Series B convertible preferred stock. The cost of the investment was based upon a valuation of the entity done for the Company by an independent firm. During the year ended December 31, 1997, the Company’s investment interest was diluted to approximately 4% as a result of additional equity transactions by the investee company. During December 1998, the Company entered into an agreement that expanded its rights to exercise its preferred stock put options and exercised its preferred stock put option on 98,232 shares for $500,000. During 1999, the Company exercised its preferred stock put option on 98,232 shares for $500,000. During 2000, the Company exercised its preferred stock put options on the remaining 98,447 shares of investee stock for $500,000. The investee company develops, markets and licenses accounting software. In a separate transaction with this entity, the Company entered into a partnering agreement in June 1996. Under this agreement, the Company granted this entity original equipment manufacturer (OEM) development and distribution rights to one of its application products in exchange for a license fee of $2 million. In addition to the OEM license fee, the Company was entitled to royalties based upon future licensing of the OEM products. The partnering agreement also provided for the entity to have value-added reseller rights for certain of the Company’s other products. During December 1997, the Company amended the partnering agreement by expanding the OEM license rights for a license fee of $250,000. During 1998, the Company amended the partnering agreement twice by expanding the OEM license rights for license fees of $825,000. These amendments also provide evaluation license rights to other application products of the Company and reduced the total royalties due under the partnering agreement from $2 million to zero. During 1999 and 2000, the Company amended the partnering agreement by expanding the OEM license rights for license fees of $350,000 and $250,000, respectively.

(i) Income Taxes

The Company provides for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“Statement 109”). Statement 109 requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. As of December 31, 2000, the Company had a deferred tax asset of $12,335,000 which is fully reserved.

(j) Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable from customers. This risk, however, is limited due to the large number of customers comprising the Company’s customer base and their dispersion.

POWERCERV CORPORATION

Notes to Consolidated Financial Statements

(k) Stock Based Compensation

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”) stipulates that entities recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, Statement 123 allows entities to continue to apply the provisions of APB 25 and provide pro forma net income and pro forma net earnings per share disclosures for employee stock options as if the fair-value-based method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25 and provide the pro forma disclosure information required by Statement 123 (see note 12(b)).

(l) Net Income (Loss) Per Share

The Company computes net income (loss) per share based upon Statement of Financial Accounting Standards No. 128, Earnings Per Share. The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”) for the periods indicated:

		December 31,

		2000	1999	1998

Basic:

	Net income (loss)	$(8,407,577)	$792,504	$(1,807,885)

	Average shares outstanding	13,771,000	13,322,000	13,817,000

Basic EPS		$(0.61)	$0.06	$(0.13)

Diluted:

	Net income	$(8,407,577)	$792,504	$(1,807,885)

	Average shares outstanding	13,771,000	13,322,000	13,817,000

	Net effect of dilutive stock options – Based on the treasury stock method	–	1,067,000	–

	Totals	13,771,000	14,389,000	13,817,000

Diluted EPS		$(0.61)	$0.06	$(0.13)

Common stock equivalents in the years ended December 31, 2000 and 1998 were anti-dilutive due to the net loss sustained by the Company during these years, thus the diluted net loss per share in these years is the same as the basic net loss per share. During the year ended December 31, 2000, employees exercised 383,499 stock options at an average exercise price of $2.30 per share.

(m) Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s presentation.

POWERCERV CORPORATION

Notes to Consolidated Financial Statements

(n) Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of notes receivable is assumed to approximate fair value because there have not been any significant changes in market conditions or specific circumstances since the instrument was recorded at fair value.

(o) Supplemental Cash Flow Information

The Company considers all highly liquid investments with maturity dates of three months or less at the time of purchase to be cash equivalents. At December 31, 2000 and 1999, cash equivalents totaled approximately $566,000 and $2,500,000, respectively.

In March 1999, the Company received 700,000 shares of the Company’s common stock (valued at $2.63 per share) as consideration for the sale of the Company’s general consulting business.

Interest paid during the years ended December 31, 2000, 1999 and 1998 was approximately $8,900, $26,800 and $14,800, respectively.

Income tax refunds totaled approximately $14,000 during the year ended December 31, 1998.

(3) Operating Initiatives

The Company incurred a net loss in 2000 and, while management expects improvement in 2001, the Company expects to incur a net loss from operations for the year ended December 31, 2001. Management has taken steps to improve the overall operations and financial condition. These steps include restructuring initiatives that commenced in 2000 as well as strategies and actions initiated or planned for 2001, including a workforce reduction that was implemented in the first quarter of 2001. The Company expects to implement flexible work arrangements with certain employees that will transform otherwise fixed costs into variable costs. Management expects to reduce or defer overall wages through uniform salary adjustment initiatives and through timely workforce reductions on an as needed basis. An officer of the Company has agreed to provide working capital on an as needed basis up to certain amounts and has also accepted an additional deferral in base salary. The Company will use best efforts to seek accelerated cash conversion of notes receivable and accounts receivable to maximize its working capital and available cash and will further seek to settle commitments with non-cash resources. Management will use best efforts to eliminate costs that have been evaluated as non-critical to the success of the Company’s core strategies. The Company will use best efforts to continue to pursue revenue sources involving the licensing of certain proprietary technology for resale by third parties, and will utilize the proceeds from such transactions to fund the operations of the Company. The Company will also seek third party financing alternatives in amounts sufficient to meet its working capital needs.

While management believes the aforementioned steps will provide adequate working capital to the company for at least twelve months, there can be no assurance that these plans will be successfully implemented or that other events or conditions will not arise that may adversely effect the financial position and/or results of operations of the Company.

(4) Work Force Reduction and Other Charge

During the second quarter of 2000, the Company initiated actions to reduce its work force and undertook additional cost cutting measures in line with its objective to return to profitability. The Company recorded a restructuring charge related to a work force reduction and other expenses totaling $873,000 of which $711,000 was recorded in the second quarter and $162,000 was recorded in the third quarter. The total restructuring charge includes severance and related costs of $649,000 (4 senior-level staff and 35 non senior-level employees primarily in sales, services and research and development) and costs of $224,000 related to office closings. As of December 31, 2000, approximately $391,000 remains in accrued liabilities for payments to be made over the next 15 months. As part of the restructuring plan, the Company’s Chairman has assumed the role of Chief Executive Officer, and the previous Chief Executive Officer is no longer with the Company. Office closings were completed during the third quarter of 2000, and severance payments will be paid through April 2002.

During the first quarter of 1999, the Company recorded a charge related to a work force reduction and other related expenses totaling $485,000. This amount included severance and related costs of $391,000 (11 employees, primarily management level) and costs of $94,000 related to office downsizings or closings. As of December 31, 2000, the Company had paid all amounts associated with this restructuring.

(5) Operations disposed of in 1999

Effective March 31, 1999, the Company sold its general consulting business (i.e., consulting services other than its application-related services) to a related party (an entity partly owned and managed by a member of the Company’s board of directors). Consideration totaled approximately $10 million and consisted of a combination of cash, PowerCerv common stock, and notes. The Company recognized a

POWERCERV CORPORATION

Notes to Consolidated Financial Statements

$5,646,694 gain on the sale of the consulting business during 1999. The $827,500 gain associated with the note receivable that matures in 2004 bearing an interest rate of 4.56% was deferred at the time of sale. In 2000, the Company recognized this gain of $827,500. Management believes that based upon events occurring in the current year (the buyer’s merger with another business and establishment of a stronger management team) the collectibility of the note is reasonably assured.

Operating results from the general consulting business for 1999 and 1998 have been reclassified in the accompanying statement of operations as operations disposed of during 1999.

Additional transactions with this related party in 2000 included a license agreement whereby the Company received $350,000 in license fees revenue and a service agreement whereby the Company paid $150,000 in service fees. The Company also charged the related party for its portion of shared operating expenses and other costs totaling 282,000 in 2000.

(6) Property and Equipment

Property and equipment consists of the following at December 31, 2000 and 1999:

			Estimated
			useful lives
	2000	1999	(years)

Leasehold improvements	$434,593	$438,781	3 - 5*

Furniture and fixtures	662,679	745,638	5 - 7

Computer equipment	3,429,146	3,603,821	2 - 7

Equipment	534,992	507,213	3 - 7

	5,061,410	5,295,453

Less accumulated depreciation and amortization	4,550,093	4,064,399

	$511,317	$1,231,054

*Or the remaining term of the lease, if shorter.

Depreciation and amortization expense totaled approximately $747,978, $892,256, and $1,027,000 during the years ended December 31, 2000, 1999, and 1998, respectively.

(7) Lines of Credit and Notes Payable

The company had a $5 million unsecured revolving line of credit that expired on February 15, 1999. On March 29, 1999, the Company entered into an agreement with its bank for a $10 million credit facility. The credit facility consists of a commitment for a revolving line of credit totaling $5 million, with an additional $5 million of uncommitted funding. The agreement expired on May 31, 2000. There were no outstanding balances on the line of credit as of December 31, 1999.

(8) Accrued Expenses

Accrued expenses consist of the following at December 31, 2000 and 1999:

POWERCERV CORPORATION

Notes to Consolidated Financial Statements

	2000	1999

Compensation	$427,084	$1,139,308

Severance and related costs	390,667	45,072

Other	901,829	902,612

	$1,719,580	$2,086,992

(9) Income Taxes

Income tax expense for the years ended December 31, 2000, 1999 and 1998 consists of the following:

	2000	1999	1998

Current:

Federal	$84,340	$–	$–

State	170,695	–	–

	255,035	–	–

Deferred:

Federal	–	–	–

State	–	–	–

	–	–	–

Total income tax expense	$255,035	–	–

Income tax expense (benefit) for the years ended December 31, 2000, 1999, and 1998 differed from the amount computed by applying the U.S. federal income tax rate of 34 percent to income (loss) before income taxes as a result of the following:

	2000	1999	1998

“Expected” income tax expense (benefit)	$(2,771,864)	269,000	(615,000)

State, net of federal benefit	(326,102)	38,000	(72,000)

Change in the valuation allowance for deferred tax assets	2,858,008	(441,000)	687,000

Nondeductible Items	22,414	134,000	–

Other, net (including tax assessment related to prior periods)	472,579	–	–

	$255,035	–	–

POWERCERV CORPORATION

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:

	2000	1999

Deferred tax assets:

Provision for uncollectible accounts	$578,835	207,000

Accrued expenses and work force reduction	41,838	100,000

Deferred gain on sale	–	314,000

Operating losses	9,159,308	6,034,000

Intangible assets	2,785,846	2,900,000

Total gross deferred tax assets	12,565,827	9,555,000

Less valuation allowance	(12,335,008)	(9,477,000)

Net deferred tax assets	230,819	78,000

Deferred tax liabilities:

Depreciation and amortization of property and equipment	30,612	78,000

Deferred gain on sale	200,207	–

Gross deferred tax liabilities	230,819	78,000

Total net deferred tax assets	$–	$–

The Company increased its deferred income tax asset valuation allowance by $2,858,000 during the year ended December 31, 2000. The decision to continue to fully reserve the deferred income tax asset was primarily the result of the Company’s continued losses from operations. At December 31, 2000, the Company has net operating loss carry forwards of approximately $24,103,000 for federal income tax purposes that expire at various times from years 2010 to 2020.

The Company’s federal income tax returns for the years ended December 31, 1996 and 1995 were subject to a routine examination by the Internal Revenue Service that resulted in an assessment of $66,000 of federal tax, $143,000 of state tax and approximately $150,000 of interest. The Company recorded a charge for this exposure upon receiving the notice of assessment in 2000, but is currently in the process of appealing this assessment.

(10) Shareholders’ Equity

During 1999, the Company granted a warrant to a third party to purchase 125,000 shares of the Company’s common stock in consideration for professional services. The warrant, which expires the earlier of December 31, 2000, or the termination of their relationship, has an exercise price equal to $1.75 per share, the fair market value of the Company’s common stock on the date of grant. The Company recorded expense of $126,250 related to this grant during 1999. The warrant was exercised on January 10, 2000, and the Company received approximately $218,750 in proceeds.

POWERCERV CORPORATION

Notes to Consolidated Financial Statements

During 1999, the Company purchased an option to acquire up to 2,000,000 shares of its common stock from a former officer and director. The former officer agreed not to engage in any further trading of his common stock of the Company during the option period. The Company assigned this option to a third party during the 120-day option period.

(11) Comprehensive Income (Loss)

For the years ended December 31, 2000, 1999 and 1998, the Company did not have any comprehensive income (loss) other than the net income (loss) reported on the Consolidated Statements of Operations.

(12) Commitments and Contingencies

(a) Leases

The Company conducts its operations in leased facilities. The lease terms range from one month to five years. Rental expenses under operating leases approximated $577,000, $834,000, and $1,080,000, during the years ended December 31, 2000, 1999 and 1998, respectively.

Future minimum lease payments under non-cancelable operating lease agreements during the years following December 31, 2000, are as follows:

Year ending
December 31,	Commitment

2001	$440,726

2002	304,424

2003	38,787

2004	–

2005	–

Thereafter	–

$783,937

(b) Litigation

A complaint was filed on July 24, 1997, in the United States District Court for the Middle District of Florida, entitled J. Conrad Lifsey v. Harold Ross, Gerald Wicker, Marc J. Fratello, Roy E. Crippen, III, Donald B. Hebb, Jr., Thomas S. Roberts, PowerCerv Corporation, Alex Brown & Sons, Inc., Robertson, Stephens & Company, ABS Capital Partners, L.P., Summit Investors III, L.P. The complaint purports to be a class action on behalf of those persons who purchased shares of the Company’s common stock from March 1, 1996 (the date of the Company’s initial public offering of its common stock (“IPO”)) through July 24, 1996. The complaint alleges, among other things, that the defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Company’s IPO and in its subsequent securities filings, press releases and other public statements. The plaintiffs seek damages of an unspecified amount, rescission of certain securities sales and certain other remedies.

POWERCERV CORPORATION

Notes to Consolidated Financial Statements

On March 19, 1998, Defendants filed their Motions to Dismiss this Complaint. These motions were heard by oral argument on October 30, 2000, over two and one-half years later. Approximately two and one-half months later, on January 12, 2001, the Court dismissed the complaint holding that the complaint was insufficient as a matter of law to state a claim under the relevant sections of the federal securities laws. Nonetheless, the Court, “harbor[ing] substantial doubt that the plaintiffs have sufficient facts at their disposal to properly state a claim,” permitted plaintiffs an opportunity to replead.

On February 16, 2001, Plaintiffs’ filed an amended complaint asserting essentially the same causes of action based on the same set of factual circumstances. Defendants continue to deny any wrongdoing and in light of the Court’s Order of January 12, 2001, intend to ask the Court to dismiss the amended complaint.

The Company, in the normal course of business, is also subject to miscellaneous legal proceedings. The Company is defending these proceedings and anticipates that it will be successful and/or able to resolve these matters in a manner that will not materially effect the Company’s financial position or results of operations.

(c) Employment Agreements

The Company is party to employment agreements with several of its officers that provide for annual base salaries, target bonus levels, severance pay under certain conditions, and certain other benefits.

(13) Employee Benefit Plans

(a) Defined Contribution Plan

The Company has a 401(k) plan covering employees who meet established eligibility requirements. Under the plan provisions, the Company may match participant contributions. During 2000 and 1999, the Company matched 30% of participant contributions to a maximum matching amount of 6% of participant base compensation. Total Company contributions were approximately $118,000, $155,000 and $145,000, during the years ended December 31, 2000, 1999 and 1998, respectively. During the years ended December 31, 2000, 1999 and 1998, this match occurred in the form of Company common stock purchased in the open market. During 1999 and part of 2000, Plan forfeitures funded the Company matching amounts.

(b) Stock Option Plan

In June 1995, the Company established a stock option plan, which provides for the granting of both incentive stock options and non-statutory stock options. Only employees are eligible to receive grants of incentive stock options.

Generally, options granted under this stock option plan expire 10 years after the date of grant, are exercisable at various times up to four years from the date of grant and are granted at fair market value on the date of the grant. A total of 4,675,000 shares have been reserved for issuance under the plan.

POWERCERV CORPORATION

Notes to Consolidated Financial Statements

During 1998, the Company issued 1,815,000 non-qualified stock options to certain new members of its senior management. These options were granted at fair market value on the date of the grant, are vested based upon specific dates through December 2001 and expire 10 years after the date of grant. Since the date of issuance, some options remain outstanding while some have been exercised or cancelled due to terminations.

Activity with respect to all stock options is summarized as follows:

	Options outstanding

		Weighted-average
		option
		price per
	Shares	share

Balance at December 31, 1997	1,302,402	$3.86

Options granted	4,888,506	$2.83

Options exercised	(40,191)	$3.13

Options canceled	(728,277)	$3.74

Balance at December 31, 1998	5,422,440	$2.95

Options granted	3,325,003	$1.92

Options exercised	(290,755)	$2.73

Options canceled	(2,623,054)	$3.36

Balance at December 31, 1999	5,833,634	$2.95
Options granted	2,099,669	$1.11

Options exercised	(383,499)	$2.30

Options canceled	(3,351,248)	$2.34

Balance at December 31, 2000	4,198,556	$2.02

The range of exercise prices, shares, weighted-average contractual life and weighted-average exercise price for the options outstanding at December 31, 2000 is presented below:

POWERCERV CORPORATION

Notes to Consolidated Financial Statements

Range of		Weighted-average	Weighted-average
exercise prices	Shares	contractual life	exercise price

$0.26 – 1.67	2,029,851	5 years	$1.18

1.68 – 3.35	1,712,591	6 years	2.41

3.36 – 5.02	402,453	6 years	4.07

5.03 – 6.7	44,036	6 years	5.26

8.38 – 10.05	9,325	4 years	9.92

13.40 – 15.08	300	5 years	13.58

0.26 – 15.08	4,198,556	6 years	2.02

The range of exercise prices, shares and weighted-average exercise price for the options exercisable at December 31, 2000, are presented below:

Range of	Shares	Weighted-average
Exercise prices	Exercisable	Exercise price

$0.26 – 1.67	969,463	$1.55

1.68 – 3.35	1,013,583	2.31

3.36 – 5.02	269,490	3.97

5.03 – 6.70	35,151	5.23

8.38 – 10.05	9,325	9.92

13.40 – 15.08	300	13.58

0.26 – 15.08	2,297,312	2.26

The per share weighted-average fair value of stock options granted during 2000, 1999 and 1998 was $1.78, $2.94 and $1.63, respectively on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2000 – expected dividend yield of 0%, risk free interest rate averaging 5.5%, expected volatility rate of 143%, and an expected life of 2.6 years 1999 – expected dividend yield of 0%, risk free interest rate averaging 5.5%, expected volatility rate of 109%, and an expected life of 4 years; 1998 — expected dividend yield of 0%, risk-free interest rate of 4.7%, expected volatility rate of 157%, and an expected life of 3.5 years.

The Company applies APB 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company’s net loss would have been as follows:

POWERCERV CORPORATION

Notes to Consolidated Financial Statements

	2000		1999		1998

		Net	Net	Net income		Net
	Net	loss per	income	(loss) per	Net	loss per
	loss	share	(loss)	share	loss	share

As reported	$(8,407,577)	$(0.61)	$792,504	$0.06	$(1,807,885)	$(.13)

Statement 123 compensation, net of tax	(2,490,099)	(.18)	(1,431,022)	(0.11)	(1,407,000)	(0.10)

Pro forma disclosure	$(10,897,676)	$(.79)	$(638,518)	$(0.05)	$(3,214,885)	$(0.23)

(14) Segment Reporting

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

	For the year ended December 31, 2000

		Licenses
	Services	Products	Unallocated	Total

Revenues from external customers	$8,108,929	$3,523,451	$–	$11,632,380

Segment profit or loss	$2,445,998	$(6,429,683)	$(4,423,892)	$(8,407,577)

	For the year ended December 31, 1999

		Licenses
	Services	Products	Unallocated	Total

Revenues from external customers	$11,463,838	$9,257,199	$–	$20,721,037

Segment profit or loss	$3,885,550	$(4,262,408)	$1,169,362	$792,504

	For the year ended December 31, 1998

		Licenses
	Services	Products	Unallocated	Total

Revenues from external customers	$8,532,805	$9,200,117	$–	$17,732,922

Segment profit or loss	$1,437,995	$(1,825,158)	$(1,420,722)	$(1,807,885)

There were no transactions between segments. The unallocated amounts are made up of the following items:

POWERCERV CORPORATION

Notes to Consolidated Financial Statements

	For the year ended December 31,

	2000	1999	1998

General and administrative costs	$(4,187,760)	$(4,476,042)	$(3,886,360)

Work force reduction	(872,860)	(485,252)	–

Interest and other income	64,263	260,149	301,372

Operations disposed of in 1999	–	223,813	2,164,266

Gain on sale of business	827,500	5,646,694	–

Income tax expense	(255,035)	–	–

	$(4,423,892)	$1,169,362	$(1,420,722)

The Company does not use assets as a measure of the segment’s performance, thus no assets are disclosed by segment in the table above.

(15) Related Party Transactions

Material related party transactions that have been entered into by the Company that are not otherwise in these notes are summarized below.

The Company has used the services of an entity formerly owned by the Company’s founders to recruit sales and consulting personnel for the Company. During 1999, the owners sold the entity to a third party. For 1999 and 1998, expense totaled approximately $93,000 and $169,000, respectively.

During the year ended December 31, 1996, an officer of the Company was appointed to the Board of Directors of the investee company discussed in Note 2(h).

(16) Preferred Stock

The Company’s Articles of Incorporation authorize and permit the Company’s Board of Directors to issue up to 5,000,000 shares of preferred stock (par value of $.001 per share) in one or more series, and to fix the relative rights, preferences and limitations of each series. As of December 31, 2000, there were no preferred shares outstanding.

POWERCERV CORPORATION

Notes to Consolidated Financial Statements

(17) Supplemental Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the quarterly periods of 2000 and 1999 (in thousands except per share data):

	March 31	June 30	September 30	December 31

Three Months Ended 2000

Total revenue	$2,506	$3,325	$3,599	$2,202

Gross Profit	674	1,528	2,004	917

Operating loss	(3,562)	(3,152)	(782)	(1,547)

Net loss	(3,901)	(3,134)	(752)	(620)

Net loss per common share – basic	$(0.29)	$(0.23)	$(0.05)	$(0.04)

Net loss per common share – diluted	$(0.29)	$(0.23)	$(0.05)	$(0.04)

Three Months Ended 1999

Total revenue	$4,180	$4,483	$5,895	$6,163

Gross Profit	2,012	2,314	3,647	4,176

Operating profit (loss)	(3,012)	(2,121)	(383)	178

Net earnings (loss)	258	624	(321)	232

Net earnings (loss) per common share – basic	$0.02	$0.05	$(0.02)	$0.01

Net earnings (loss) per common share – diluted	$0.02	$0.05	$(0.02)	$0.01

Report of Independent Certified Public Accountants on Schedule

Board of Directors
PowerCerv Corporation

In connection with our audit of the consolidated financial statements of PowerCerv Corporation, referred to in our report dated January 23, 2001, which is included in this Annual Report on SEC Form 10-K for the year ended December 31, 2000, we have also audited Schedule II for the year then ended. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                                                /s/ Grant Thornton LLP

Tampa, Florida
January 23, 2001

Schedule II

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

		ADDITIONS
	BALANCE AT	CHARGED TO			BALANCE AT
	BEGINNING OF	COST AND	CHARGED TO		END OF
	YEAR	EXPENSES	DEDUCTIONS		YEAR

	(In Thousands)
Allowance For Uncollectible Accounts
Year ended December 31, 2000	$1,545	$936	$(650	)(1)	$1,831

Year ended December 31, 1999	$1,480	$290	$(225	)(1)	$1,545

Year ended December 31, 1998	$2,000	$(156)	$(364	)(1)	$1,480

Restructuring Reserve
Year ended December 31, 2000	$45	$873	$(527	)(2)	$391

Year ended December 31, 1999	$57	$485	$(497	)(2)	$45

Year ended December 31, 1998	$411	$—	$(354	)(2)	$57

(1)     Uncollectible accounts written off, net of recoveries.
(2)     Amounts represent payments and other reductions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Tampa, State of Florida, on April 17, 2001.

POWERCERV CORPORATION

By:	/s/ Marc J. Fratello

Marc J. Fratello

President, Chief Executive Officer And Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc J. Fratello MARC J. FRATELLO	President, Chief Executive Officer and Chairman of the Board	April 17, 2001

/s/ Lawrence J. Alves LAWRENCE J. ALVES	Chief Financial Officer (Principal Financial Officer)	April 17, 2001

/s/ Roy E. Crippen, III ROY E. CRIPPEN, III	Director	April 17, 2001

/s/ O.G. Greene O.G. GREENE	Director	April 17, 2001

/s/ Robert Davies ROBERT DAVIES	Director	April 17, 2001

/s/ Shawn Severson SHAWN SEVERSON	Director	April 17, 2001

EXHIBIT INDEX

Exhibit
Number		Description

3.1	---	Articles of Incorporation of the Company effective as of January 1, 1996, as amended by the Articles of Amendment dated as of January 9, 1996 (incorporated herein by reference to Exhibit Number 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-00250)).

3.2	---	Bylaws of the Company (incorporated herein by reference to Exhibit Number 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-00250)).

10.1	---	Loan Agreement and related promissory note, security agreements and guarantees, each dated October 31, 1996, among NationsBank, N.A. (South) and the Company, for a $5,000,000 revolving line of credit (incorporated herein by reference from Exhibit Number 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.2	---	NationsBank Commitment Letter dated October 9, 1997, and related promissory note dated October 22, 1997, extending the maturity of the Company’s $5,000,000 revolving line of credit (incorporated herein by reference from Exhibit Number 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.3	---	Amendment to Loan Agreement, dated January 26, 1998, among NationsBank, N.A. and the Company, related to the Company’s $5,000,000 revolving line of credit (incorporated herein by reference from Exhibit Number 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.4	---	Loan Agreement and related promissory note, dated March 29, 1999, among NationsBank, N.A. and the Company, related to the Company’s $10,000,000 credit facility (incorporated herein by reference from Exhibit Number 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.5	---	Employment, Noncompetition, Development and Confidentiality Agreement, dated April 10, 1997, between the Company and Marc J. Fratello (incorporated herein by reference from Exhibit Number 10.2 to the Company’s Quarterly Report on Form 10-Q for the calendar quarter ended March 31, 1997).

10.6	---	Employment, Noncompetition, Development and Confidentiality Agreement, dated April 10, 1997, between the Company and Roy E. Crippen, III (incorporated herein by reference from Exhibit Number 10.3 to the Company’s Quarterly Report on Form 10-Q for the calendar quarter ended March 31, 1997).

10.7	---	Executive Employment Agreement, dated February 19, 1998, between the Company and Michael J. Simmons (incorporated herein by reference from Exhibit Number 10.2 to the Company’s Quarterly Report on Form 10-Q for the calendar quarter ended June 30, 1998).

10.8	---	Asset Purchase Agreement, dated March 30, 1999, by and between the Company and R.O.I Consulting, Inc. (incorporated herein by reference from Exhibit Number 2 to the Company’s Current Report on Form 8-K filed on April 13, 1999).

10.9	---	Executive Termination Agreement, dated July 27, 2000, between the Company and Michael J. Simmons (incorporated herein by reference from Exhibit Number 10.2 to the Company’s Quarterly Report on Form 10-Q for the calendar quarter ended September 30, 2000).

10.10*	---	Executive Employment Agreement, dated March 23, 1998, between the Company and John Montague.

10.11*	---	Executive Employment Agreement, dated April 7, 1998, between the Company and Ira Herman.

22	---	Subsidiary of the Registrant (incorporated herein by reference from Exhibit Number 21 to the Company’s Registration Statement on Form S-1 (File No. 333-00250)).

23.1*	---	Consent of Independent Certified Public Accountants—Grant Thornton LLP

23.2*	---	Consent of Independent Certified Public Accountants—Ernst & Young LLP

*	Filed herewith.