Form 10-K/A
period 2000-12-31
POWERCERV CORP
filed 2001-04-27
CIK 1005758

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-K/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's voting stock held by non-affiliates as of March 15, 2001 was approximately $2,183,050. There were 13,811,210 shares of the registrant's common stock, par value $.001 per share, outstanding on March 30, 2001.

                                 AMENDMENT NO. 1
                            TO THE FORM 10-K FILED BY
                     POWERCERV CORPORATION ON APRIL 17, 2001

The following items were omitted from the Form 10-K filed by PowerCerv Corporation on April 17, 2001, and such Form 10-K is hereby amended to include
Part III as set forth below.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information as of March 15, 2001, concerning PowerCerv's executive officers and director.

                                                                                                  Year First
                                                                                                    Became a
Name                                                 Position(s)                         Age        Director
----                                                 -----------                         ---        --------
Marc J. Fratello............     Chairman, Chief Executive Officer and Director          43           1992
Lawrence J. Alves...........     Vice President of Finance and Chief Financial
                                 Officer                                                 60            --
Ira Herman..................     Senior Vice President of Operations                     53            --
Scott Galloway..............     Vice President of Marketing                             39            --
Richard L. Poggi............     Vice President of Sales                                 34            --
Rocky A. White..............     Vice President of Business Development                  37            --
Roy E. Crippen, III.........     Director                                                42           1992
Robert H. Davies............     Director                                                64           2000
O.G. Greene.................     Director                                                59           1996
Shawn Severson..............     Director                                                30           2000


     MARC J. FRATELLO has served as a director of PowerCerv since its inception in 1992 and as President from PowerCerv's inception until March 1998. Mr. Fratello also served as PowerCerv's Chief Operating Officer from December 1995 until December 1997, as Chief Executive Officer from January 1998 to January 2000 and from July 2000 to present and as Chairman since January 1, 1998. Before founding PowerCerv in 1992, Mr. Fratello spent 10 years at Unisys Corporation. The last position Mr. Fratello held with Unisys was Director, CASE/4GL Products. Mr. Fratello recently resigned as a director of VitalCast.com, an internet alternative healthcare company located in Tampa, Florida. Mr. Fratello earned a Bachelor of Science degree from Franklin and Marshall College and a Masters degree in Administration from the University of Pennsylvania's Wharton School. Pursuant to a Shareholders' Agreement, dated June 9, 1999 among Mr. Fratello, Mr. Crippen (and certain of their affiliates) and Mr. David Straz (the "Shareholders' Agreement"), the parties thereto agreed to vote or cause their affiliates or permitted transferees to vote all of the shares of common stock that they own or control for the election of Mr. Fratello, Mr. Crippen and Mr. Straz, as directors of PowerCerv, unless such individual requests otherwise. Mr. Fratello is the first cousin of Mr. Poggi, who is PowerCerv's Vice President of Sales.

     LAWRENCE J. ALVES has served as Vice President of Finance and Chief Financial Officer of PowerCerv since June 1999. Before joining PowerCerv, Mr. Alves served as Vice President of Finance and Chief Financial Officer of Acucorp, Inc. from January 1997 to April 1998, Acucorp sells COBOL tools used to upgrade legacy software to the latest environments. From September 1995 to December 1996, Mr. Alves worked as an independent consultant on accounting and financial matters for high technology companies. From October 1992 to September 1995, Mr. Alves served as Treasurer for Horizons Technology, Inc., a software developer specializing in military and commercial applications.

     ROY E. CRIPPEN, III has served as a director of PowerCerv since its inception in 1992. In April 1999, Mr. Crippen became the President, Chief Operating Officer and a director of digital fusion, inc. (formerly known as R.O.I. Consulting, Inc.), a privately-held consulting services company which, on March 31, 1999, purchased the net assets of PowerCerv's general consulting and general education businesses. On March 2, 2000, IBS Interactive Inc., a provider of internet and information technology services, acquired all of the outstanding capital stock of digital fusion pursuant to a merger. Mr. Crippen has served as Chief Operating Officer of IBS Interactive since the consummation of the merger and as its President since October 2000. From April 1992 to March 1999, Mr. Crippen served in various executive management roles with PowerCerv including Executive Vice President (1992 -- 1998), Chief Technology Officer (1992 -- 1999), Acting President and Chief Operating Officer (1998), and Vice Chairman (1998 -- 1999). Pursuant to the Shareholders' Agreement, the parties thereto agreed to vote or cause their affiliates or permitted transferees to vote all of the shares of common stock that they own or control for the election of Mr. Fratello, Mr. Crippen, and Mr. David Straz to PowerCerv's Board of Directors, unless such individual requests otherwise. In accordance with Mr. Crippen's Termination Agreement with PowerCerv, Mr. Crippen shall be nominated for election to PowerCerv's board of directors as long as Mr. Crippen holds at least 2.89% of PowerCerv's common stock.

     ROBERT H. DAVIES has served as a director of PowerCerv since October 2000. Mr. Davies served as Chairman and Chief Executive Officer of Software Business Technologies, Inc., a privately-held financial software developer in San Rafael, California, from June 1980 to August 2000. Mr. Davies has been retired since August 2000.

     IRA HERMAN has served as Senior Vice President of Operations of PowerCerv since July 2000. Mr. Herman also served as PowerCerv's Senior Vice President of Services from January 1999 to July 2000 and as PowerCerv's Vice President of Corporate Services from April 1998 to January 1999. From January 1994 to April 1998, Mr. Herman was self-employed as a consultant.

     SCOTT GALLOWAY has served as Senior Vice President of Products & Marketing since January 2001. Mr. Galloway also served as PowerCerv's Vice President of Product Marketing-ERP Solutions, from January 1999 to January 2001, and as PowerCerv's Director of Application Sales & Marketing from January 1995 to January 1999.

     RICHARD L. POGGI has served as Vice President of Sales of PowerCerv since January 2001. Mr. Poggi also served as PowerCerv's Regional Sales Manager for the Northeast from March 1997 to January 2001. Prior to joining PowerCerv, between 1994 and 1997, Mr. Poggi served as a Business Development Manager for TJI Lighting, a regional manufacturers representative firm specializing in specification and sales of commercial and industrial lighting fixtures and applications. Mr. Poggi is the first cousin of Mr. Fratello, PowerCerv's Chairman and Chief Executive Officer.

     ROCKY A. WHITE has served as Vice President of Business Development of PowerCerv since February 2001. Mr. White also served as PowerCerv's Vice President of Corporate Marketing from June 2000 to February 2001 and as PowerCerv's Director of Marketing Services from October 1999 to June 2000. From June 1999 to October 1999, Mr. White was self-employed as a consultant. From June 1998 to June 1999, Mr. White was the Director of Marketing Programs of Solomon Software. From January 1991 to June 1999, Mr. White was the Marketing Director of Macola Software.

     O. G. GREENE has served as a director of PowerCerv since October 1996. Mr. Greene has served as the Chief Executive Officer of Speer Communications, a Nashville, Tennessee provider of information and media services on an out-source basis, since March 1998. From June 1995 to March 1998, Mr. Greene served as President and Chief Executive Officer of GridNet International LLC, an enhanced service provider in the telecommunications industry located in Atlanta, Georgia. From May 1992 to June 1995, Mr. Greene was the Executive Vice President and Chief Operating Officer of First Financial Management Corporation, a firm providing payment systems services to the credit card, check and health care industries in Atlanta. From February 1991 to May 1992, Mr. Greene was the President and CEO of National Data Corporation, a firm providing payment systems services to the credit card, check and health care industries in Atlanta. Mr. Greene also is on the board of directors of The National Registry Inc. in St. Petersburg, Florida and Auburn University.

     SHAWN SEVERSON has served as a director of PowerCerv since January 2001. Mr. Severson has served as a Senior Vice President Equity Research for Raymond James since June 1999. From April 1997 to June 1999, Mr. Severson served as a Vice President Equity Research at EVEREN Securities, Inc. From January 1997 to April 1997, Mr. Severson served as a Junior Equity Analyst for Salomon Brothers, Inc. From July 1996 to January 1997, Mr. Severson served as a Senior Analyst for Wasserstein Perella & Co. From July 1993 to July 1996, Mr. Severson worked for EVEREN Securities, Inc., where he began as a Research Assistant, was promoted to Research Associate and then promoted to Assistant Vice President.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under U.S. securities laws, directors, executive officers and persons holding more than 10% of PowerCerv's common stock must report their initial ownership of the common stock and any changes in that ownership to the SEC. The SEC has designated specific due dates for these reports and PowerCerv must identify in this 10-K/A those persons who did not file these reports when due. Based solely on its review of copies of the reports filed with the SEC and written representations of its directors and executive officers, PowerCerv believes that the following reports were not filed in fiscal 2000: Ira Herman failed to timely file his Form 3 and one Form 5 reporting three transactions, Robert Davies failed to timely file his Form 3 and one Form 5 reporting one transaction, Gary Oberg failed to timely file his Form 3, John Montague failed to timely file his Form 3, Roger Ciarleglio failed to timely file his Form 3, O.G. Greene failed to timely file one Form 5 reporting three transactions, Hayward S. Galloway failed to timely file his Form 3 and one Form 4 reporting four transactions.

ITEM 11.  EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

     The following table presents certain information concerning the total compensation earned by or paid to during the three fiscal years ended December 31, 2000: (1) the current and former Chief Executive Officer of PowerCerv (2) each of the four other most highly compensated executive officers of PowerCerv who earned more than $100,000 in salary and bonus during the last fiscal year and (3) one other former executive officer who would have been among the most highly compensated executive officer if he had been as such at the end of the last fiscal year (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE(1)

                                                     ANNUAL COMPENSATION                          LONG TERM
                                             --------------------------------------     -----------------------------
                                                                       Other Annual     Underlying       All Other
Name and Principal Position          Year   Salary(2)     Bonus(3)    Compensation       Options      Compensation(4)
---------------------------          ----   ---------     --------    ------------      ----------    ---------------
Marc J. Fratello                     2000   $215,625      $20,000        $     0        $   50,000        $      0
  Chairman and Chief                 1999    250,000            0              0           125,000           1,140
  Executive Officer............      1998     79,980       25,000              0           200,000           2,450

Michael J. Simmons(5)                2000   $150,000      $20,000        $     0                          $      0
   Former President and              1999    225,000            0              0                 0               0
   Chief Executive Officer.....      1998    143,679       50,000              0         1,000,000               0

Lawrence J. Alves(6)...........      2000   $115,000      $10,000        $     0            50,000        $      0
                                     1999                                                   75,000

Gary L. Oberg(7)...............      2000   $142,083      $10,000        $     0            75,000        $      0

Ira Herman.....................      2000   $160,000      $35,000        $     0            40,000        $      0

Roger Ciarleglio...............      2000   $141,666      $66,412        $     0                 0        $      0

John Montague(8)...............      2000   $125,250      $ 5,000        $     0                 0        $      0

---------------

(1) The aggregate amount of prerequisites and other personal benefits, if any, did not exceed the lesser of $50,000 or 10% of the total amount salary and bonus beyond for each Named Executive Officer and has therefore been omitted.
(2) Includes any amount deferred by the Named Executive Officers pursuant to PowerCerv's 401(k) Plan.
(3) Bonuses are reported in the year earned, even if actually paid in a subsequent year.

(4) "All Other Compensation" represents matching contributions made by PowerCerv to the Named Executive Officers under PowerCerv's 401(k) Plan.
(5) Mr. Simmons joined PowerCerv in March 1998 and terminated his employment with the Company in August 2000. Mr. Simmons' salary includes $62,500 received by him as severance pursuant to his employment agreement.
(6)  Mr. Alves joined PowerCerv in June 1999.
(7) Mr. Oberg became Chief Technology Officer of PowerCerv in July 2000 and terminated his employment with the Company in January 2001.
(8) Mr. Montague became an executive officer of PowerCerv in August 2000 and terminated his employment with the Company in September 2000.
     Mr. Montague's salary excludes $41,250, received by him as severance, pursuant to his employment agreement.


OPTION GRANTS DURING FISCAL YEAR 2000

     The following table sets forth certain information concerning grants of stock options to each of the Named Executive Officers of PowerCerv during the fiscal year ended December 31, 2000. The amounts under "Potential Realizable Value at Assumed Annual Rate of Stock Appreciation for Option Term" represent the hypothetical gains of the options granted based on assumed annual compound stock appreciation rates of 5% and 10% over their exercise price for the full option term from the date the option was granted. These assumed rates of appreciation are mandated by the rules of the SEC and do not represent our estimate or projection of future common stock prices.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

                                               % of Total                              Potential Realizable Value
                            Number of Shares    Options                                at Assumed Annual Rates of
                            of Common Stock    Granted to                              Stock Price Appreciation
                              Underlying       Employees       Exercise                     for Option Term
                               Options         in Fiscal      Price Per   Expiration   --------------------------
Name                          Granted(1)          Year          Shares       Date          5%             10%
----                          ----------          ----          ------       ----          --             ---

Marc J. Fratello(2)........     50,000            2.5           $0.2580    12/11/10     $ 8,113        $20,559
Michael J. Simmons.........          0             --              --         --             --             --
Lawrence J. Alves(3).......     50,000            2.5           $0.7500    8/07/10       23,583         59,765
Gary L. Oberg(4)...........     75,000            3.8           $0.7500    8/07/10       35,375         89,647
Ira Herman(3)..............     40,000            2.0           $0.7500    8/07/10       18,866         47,812
Roger Ciarleglio(5)........     25,000            1.3           $0.29      3/22/02          467            961
John Montague(5)...........     75,000            3.8           $1.565     9/20/10        7,554         15,559

----------

(1) All options granted to the Named Executive Officers were granted in 2000 pursuant to the Stock Option Plan (as defined herein) and are subject to the terms of such plan.
(2) These options will vest by December 11, 2002, as long as the optionee maintains continuous employment with PowerCerv.
(3) These options will vest by August 7, 2002, as long as the optionee maintains continuous employment with PowerCerv.
(4) 2,832 options will vest on August 7, 2001 and the remaining options will vest by August 7, 2002, as long as the optionee maintains continuous employment with PowerCerv.
(5)  These options vested on their respective dates of grant.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth certain information concerning the exercise of options during the fiscal year ended December 31, 2000, and the aggregate value of unexercised options at December 31, 2000, for each of the Named Executive Officers. PowerCerv does not have any outstanding stock appreciation rights.

                                               Number of
                                               Securities
                               Shares          Underlying        Unexercised Options At           In-The-Money at
                             Acquired on         Value             December 31, 2000           December 31, 2000(2)
Name                         Exercise(1)     Realized($)(2)    Exercisable/Unexercisable     Exercisable/Unexercisable
                             -----------     --------------   ---------------------------   --------------------------

Marc J. Fratello...........     $  0            $  0              231,250       143,750       $  0         $   0
Michael J. Simmons.........        0               0                    0             0          0             0
Lawrence J. Alves..........        0               0               37,500        87,500          0             0
Gary L. Oberg..............        0               0               72,016       177,984          0             0
Ira Herman.................        0               0              161,148       103,852          0             0
Roger Ciarleglio...........        0               0               25,000             0          0             0
John Montague..............        0               0               75,000             0          0             0

-------------

(1) The closing price for PowerCerv's common stock as reported on the Nasdaq National Market on December 29, 2000 was $0.2190.

(2) Value realized is calculated based on the difference between the option exercise price and the closing market price of PowerCerv's common stock on the date of exercise multiplied by the number of shares to which the exercise relates.

EMPLOYMENT AGREEMENTS

     Effective April 10, 1997, Marc J. Fratello entered into an Employment, Non-competition, Development and Confidentiality Agreement with PowerCerv. This agreement is for one year plus renewable one-year extensions subject to either PowerCerv's or Mr. Fratello's right of cancellation. This agreement also provides certain piggyback registration rights to Mr. Fratello. In addition, PowerCerv agreed to pay Mr. Fratello twelve months of severance pay, including base salary and bonus, if his employment is terminated (1) by mutual agreement of Mr. Fratello and PowerCerv, (2) by either party after the agreement's twelve month term has elapsed, (3) by PowerCerv following a disability determination of Mr. Fratello, or following PowerCerv's early termination of the agreement on certain notice or (4) by Mr. Fratello if PowerCerv breaches the agreement, upon certain changes of control of PowerCerv, or following Mr. Fratello's formal notice of termination after April 1998. This agreement also contains a one-year non-compete provision following its expiration or earlier termination. In January 1999, the Compensation Committee established Mr. Fratello's base salary at $250,000, his target annual bonus up to $150,000 and granted him options for 125,000 shares of Common Stock under the Stock Option Plan, which will vest on December 31, 2001 or earlier upon the Common Stock, as traded on Nasdaq, closing at or above certain specified stock prices ($5, $9 and $14 per share) for at least twenty consecutive trading days.

     Effective February 19, 1998, Michael J. Simmons entered into an Employment Agreement with PowerCerv. Mr. Simmons' employment agreement is for a period commencing March 1998 and expiring December 31, 2000, plus renewable one-year extensions subject to either PowerCerv's or Mr. Simmons' right of cancellation. The agreement provides for an annual base salary of $175,000 in 1998 ($225,000 in 1999), an annual target bonus of $200,000 in 1998 (with a guaranteed minimum bonus of $50,000 in 1998 and no guaranteed minimum in 1999) and certain other benefits. The terms of Mr. Simmons' annual target bonus are consistent with other members of PowerCerv's executive management team. In addition, PowerCerv agreed to pay Mr. Simmons twelve months base salary and vest certain of his outstanding stock options as follows: (1) upon a change of control where Mr. Simmons is not offered an equal or better position and compensation package, (2) if PowerCerv terminated Mr. Simmons without "cause," (3) if a change in the person to whom Mr. Simmons reports occurs (unless he were elected CEO) or (4) if Mr. Simmons were constructively terminated by PowerCerv. In January 1999, the Compensation Committee confirmed Mr. Simmons' 1998 bonus of $50,000. Mr. Simmons terminated his employment with PowerCerv effective August 31, 2000. Mr. Simmons Employment Agreement provided for severance payments equal to his then current salary payable in twelve equal monthly installments.

     Effective April 7, 1998, Ira Herman entered into an Employment Agreement with PowerCerv. Mr. Herman's employment agreement automatically renewed on April 30, 1999 for a term expiring on December 31, 2000. As of December 31, 2000, Mr. Herman's employment agreement automatically renews for successive one-year terms unless terminated by either party. The agreement provides for an annual base salary of $125,000, subject to review on an annual basis by PowerCerv's Compensation Committee, and an annual target bonus of up to $125,000 based on PowerCerv achieving certain revenue and operating income targets, which are set by PowerCerv's board and certain other subjective criteria. Mr. Herman's employment agreement also provides for the grant of non-qualified options to purchase up to 215,000 shares of PowerCerv's common stock on the effective date of his employment agreement, subject to vesting schedules described in the agreement. In addition, PowerCerv agrees to make a payment to Mr. Herman equal to his annual base salary (payable in twelve monthly installments) and to vest certain stock options as follows: (a) if PowerCerv is merged, consolidated, acquired, sold, liquidated or disposes of substantially all of its business or assets and Mr. Herman is not offered at least a comparable position with similar or better pay, (b) if PowerCev terminates Mr. Herman without cause or (c) if Mr. Herman terminates the agreement because PowerCerv has materially reduced his title or responsibilities, provided that he is not in breach and does not subsequently breach certain provisions of his employment agreement, including a non-compete agreement, which survives for one year following his termination.

     Effective March 23, 1998, John Montague entered into an Employment Agreement with PowerCerv. Mr. Montague terminated his employment with PowerCerv in September 2000. Mr. Montague's employment agreement provided for an annual base salary of $150,000, subject to review on an annual basis by PowerCerv's Compensation Committee, and an annual target bonus of up to $150,000 based on PowerCerv achieving certain revenue and operating income targets, which are set by PowerCerv's board, and certain other subjective criteria. Mr. Montague's employment agreement also provides for the grant of non-qualified options, 75,000 of which vested before Mr. Montague terminated his employment with the Company. In connection with the termination of his employment, Mr. Montague is entitled to severance payments under the terms of his employment agreement in an amount equal to his then current annual base salary (payable in twelve equal monthly installments), and certain health and life insurance benefits and accelerated vesting of certain of his outstanding stock options, provided that he does not subsequently breach certain provisions of his employment agreement, including a non-compete agreement, which survives for one year following his termination.

COMPENSATION OF DIRECTORS

     Directors who are not employees of PowerCerv were paid $1,000 for each Board meeting attended, except for O.G. Green who was paid $2,000 per meeting. Each non-employee director also received an option to purchase 15,000 shares of PowerCerv's common stock pursuant to PowerCerv's 1995 Stock Option Plan (the "Stock Option Plan"), which vest ratably over twelve months and have an exercise price equal to the fair market value on the day of grant. All non-employee directors also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of PowerCerv's Board. No director who is an employee of PowerCerv receives separate compensation for services rendered as a director.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Board of Director's Compensation Committee (the "Committee") currently consists of Messrs. Crippen, Fratello and Davies. Mr. Fratello is the Chairman and Chief Executive Officer of PowerCerv. Messrs. Crippen and Davies are outside directors. In fiscal 2000, all compensation matters relative to Mr. Fratello were addressed by the full Board of Directors.

     Mr. Fratello, the Chairman of PowerCerv, served the board of directors of Software Business Technologies, Inc. ("SBT") from September 1996 to the first quarter of 2000. Mr. Davies served as Chairman and Chief Executive Officer of SBT from June 1980 to August 2000. In December 1996, PowerCerv purchased a five-percent ownership interest in SBT for $1.5 million. During 1997, PowerCerv provided approximately $8,300 of technical services to SBT and amended its June 1996 partnering agreement (the "Partnering Agreement") by expanding the OEM license rights for a license fee of $250,000. This 1997 amendment also provided evaluation license rights to other application products of PowerCerv and reduced the total royalties due under the Partnering Agreement to $1.75 million from $2 million. In 1998, PowerCerv further amended its Partnering Agreement, expanding certain rights of SBT, eliminating future royalties, and providing for additional license payments in 1998 totaling $825,000. Also during 1998, PowerCerv received approximately $17,000 in royalty and service payments from SBT under the Partnering Agreement, as amended. Separately, in 1998, PowerCerv expanded its rights to exercise its "put" options on its shares of preferred stock of SBT and exercised its option on 98,232 shares for $500,000. During 1999, PowerCerv further amended the Partnering Agreement by expanding the license rights of SBT for additional license payments of $350,000. PowerCerv exercised its remaining put options on 196,679 shares of SBT preferred stock in June 2000.

     On March 31, 1999, pursuant to an asset purchase agreement dated March 30, 1999, PowerCerv sold the net assets of its general consulting group and general education group to digital fusion, inc. (formerly known as ROI

Consulting, Inc.). digital fusion paid part of the purchase price under the asset purchase agreement in the form of a promissory note in the principal amount of $827,500 payable in equal, quarterly installments beginning December 31, 2000 and bearing interest at a rate of 4.56% per year. On March 2, 2000, IBS Interactive, Inc. acquired all of the outstanding capital stock of digital fusion pursuant to a merger. During 2000, payments to PowerCerv on the note equaled approximately $62,530.00. Mr. Crippen, who served as director, Vice Chairman and Chief Technology Officer of PowerCerv from 1992 until his resignation as Vice Chairman and Chief Technology Officer of PowerCerv on March 31, 1999, serves as President and Chief Operating Officer of IBS Interactive. Mr. Crippen remains a director of PowerCerv.

     On September 30, 1999, PowerCerv entered into an amendment to an OEM Agreement with digital fusion, dated March 31, 1999, whereby digital fusion is obligated to pay PowerCerv a nonrefundable license fee for the use of certain of PowerCerv's software. The amount of the license fee pursuant to the amendment is $350,000, which is to be paid as follows: $50, 000 on or before November 30, 1999; $10,000 on or before March 31, 2000; $100,000 on or before June 30, 2000 and $100,000 on or before September 30, 2000. On September 29, 2000, PowerCerv entered into a second amendment with digital fusion to the OEM Agreement described above whereby digital fusion licensed additional software. Pursuant to that second amendment, digital fusion shall pay PowerCerv a nonrefundable license fee of $350,000 payable as follows: $140,000 at the time of execution of the amendment, $105,000 by December 31, 2000, and $105,000 by March 31, 2001.
The second amendment terminated any further royalty due PowerCerv for the sale of software licensed to digital fusion pursuant to the amendment dated September 30, 1999.

             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The following Report of the Committee and the performance graph included elsewhere in this 10-K/A do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing by PowerCerv under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent PowerCerv specifically incorporates this Report or the performance graph by reference in such filings.

THE COMMITTEE'S RESPONSIBILITIES

     The Committee is currently composed of PowerCerv's Chairman, Mr. Fratello, and two outside directors of PowerCerv, Roy Crippen and Robert Davies. The Committee, or in its absence, the full Board of Directors reviews, recommends and approves changes to PowerCerv's compensation policies and programs. Reports of the Committee's actions are presented to the full Board. The purpose of this report is to summarize the philosophical principals, specific program objectives and other factors considered by the Committee in reaching its determinations regarding the compensation of PowerCerv's executive officers.

                             COMPENSATION PHILOSOPHY

     The Committee has approved principles for the management compensation program that:

     - attract, motivate, reward and retain the management talent required to achieve PowerCerv's corporate objectives in a rapidly changing industry

     - reward exceptional performance and contributions to the development of PowerCerv's business; and

     - encourage the development and achievement of strategic objectives that enhance shareholder value.

COMPENSATION METHODOLOGY

     PowerCerv strives to provide a comprehensive performance-based executive compensation package in order to attract and return superior executive talent. PowerCerv's executive management team compensation program includes cash compensation in the form of base salary, annual incentive compensation in the form of discretionary cash bonuses, and long-term incentive awards in the form of stock option grants. In addition, the compensation program is composed of various benefits, including medical and insurance plans, and the 401(k) Plan, which are generally available to all employees of PowerCerv.

COMPONENTS OF COMPENSATION

BASE SALARIES; ANNUAL DISCRETIONARY BONUSES

     Base salaries and annual discretionary bonus amounts have been established for the Chief Executive Officer and several other executive officers in their respective employment agreements. The Board of Directors approved the employment agreements between PowerCerv and Messrs. Fratello, Simmons, Herman and Montague. See "Executive Compensation -- Employment Agreements." Factors taken into account for setting the amount of base salary and annual discretionary bonus amounts include current compensation, financial performance of PowerCerv and qualitative factors bearing on the individual's experience, responsibilities, management, leadership abilities and job performance.

     During fiscal 2000, the Chairman, Chief Executive Officer and other executive officers participated in a compensation plan based upon the performance of PowerCerv. Generally, each participant was eligible to earn an annual bonus based upon PowerCerv attaining the annual revenue and operating income levels in PowerCerv's financial plan for the year, and also based upon PowerCerv's and/or the executive's fulfillment of certain strategic business accomplishments for the year.

STOCK OPTIONS

     Stock options are the principal vehicle used by PowerCerv for the payment of long-term compensation, to provide a stock-based incentive to improve PowerCerv's financial performance, and to assist in the recruitment, motivation and retention of key professional and managerial personnel. Long-term incentive compensation in the form of stock options enables senior management to share in the appreciation of the value of the common stock of PowerCerv. The Board of Directors believes that stock option participation aligns senior management's objectives with long-term stock price appreciation. PowerCerv's Stock Option Plan is administered by the Committee. Starting in February 1998, PowerCerv has granted stock options to certain members of PowerCerv's management team, including the Chairman, CEO, and former CFO, which will become 100% vested on December 31, 2001 or earlier upon the common stock, as traded on Nasdaq, closing at or above certain specified stock prices ($5, $9 and $14 per share) for at least twenty consecutive trading days. This vesting schedule is designed to further incentivize PowerCerv's management team to increase the value of PowerCerv and the price of its Common Stock.

OTHER BENEFITS

     PowerCerv also has various broad-based employee benefit plans. Executive officers participate in these plans on the same terms as eligible, non-executive employees, subject to any legal limits on the amounts that may be contributed or paid to executive officers under these plans. PowerCerv offers a 401(k) Plan, maintains medical and insurance plans and other benefits for its employees.

     Compensation of Chief Executive Officer. Mr. Fratello served as PowerCerv's Chairman during fiscal year 2000 and as the Company's Chief Executive Officer for part of that year. Mr. Fratello's compensation was established in his April 1997 Employment, Noncompetition, Development and Confidentiality Agreement. The Board of Directors approved this employment agreement on April 10, 1997. In 1997, Mr. Fratello's compensation package consisted of the base salary, annual discretionary bonus, and other employee benefit programs similar to other executive officers of PowerCerv. In January 1999, the Committee established Mr. Fratello's base salary, annual bonus, and other longer-term incentive opportunities. Mr. Fratello's discretionary bonus is based upon PowerCerv attaining certain revenue and operating income levels and on Mr. Fratello's fulfillment of certain strategic business accomplishments. In determining Mr. Fratello's compensation, the Committee reviewed the compensation paid to CEO's of comparable companies. The Committee enhanced Mr. Fratello's stock based compensation to further link his remuneration to the return to PowerCerv's shareholders.

     For fiscal year 2000, Mr. Simmons served as PowerCerv's Chief Executive Officer until August of 2000. Mr. Simmons' compensation was established in February 1998 in his employment agreement. Mr. Simmons' compensation package consists of the base salary, annual discretionary bonus, and other employee benefit programs similar to other executive officers of PowerCerv. Mr. Simmons' discretionary bonus is based on PowerCerv attaining certain revenue and operating income levels and on Mr. Simmons' achievement of certain strategic business accomplishments.

     Tax Deductibility of Executive Compensation. Section 162(m) of the Internal Revenue Code limits the tax deduction to $1 million for compensation paid to any of the executive officers, unless certain requirements are met. PowerCerv expects no adverse tax consequences under Section 162(m) for fiscal year 2000.

Submitted by the Compensation Committee

     Roy Crippen
     Mark J. Fratello
     Robert Davies

                                PERFORMANCE GRAPH

     The following graph presents PowerCerv's total shareholder return of an investment of $100 in cash on March 1, 1996(1) for (1) PowerCerv's Common Stock,
(2) the Nasdaq Stock Market -- U.S. Index (the "Nasdaq Index")(1) and (3) the Nasdaq Computer & Data Processing Services Stocks represented by companies in SIC code 737 (the "Computer & Data Processing Index")(1). All Values and returns assume reinvestment of the full amount of all dividends.

                         [STOCK PRICE PERFORMANCE GRAPH]

                  COMPARISON OF CUMULATIVE TOTAL RETURN FOR THE
                    PERIOD FROM 3/1/96 THROUGH 12/31/00 AMONG
                     POWERCERV CORPORATION, THE NASDAQ INDEX
                    AND THE COMPUTER & DATA PROCESSING INDEX


                         PowerCerv        Computer & Data
                        Corporation         Nasdaq Index        Processing Index
 3/01/96                  100.00              100.00               100.00
 3/31/96                  106.36              101.70               102.73
 6/30/96                   80.33              109.98               114.19
 9/30/96                   27.05              113.91               116.46
12/31/96                   32.787             119.52               121.10
 3/31/97                   23.771             113.03               112.42
 6/30/97                   22.131             133.74               144.12
 9/30/97                   21.311             156.36               157.63
12/31/97                   14.75              146.38               148.83
 3/31/98                   19.672             171.32               196.64
 6/30/98                   29.51              176.03               217.81
 9/30/98                   19.67              158.83               204.35
12/31/98                   12.30              206.40               265.51
 3/31/99                   22.95              231.47               320.23
 6/30/99                   18.03              253.22               333.12
 9/30/99                   15.98              259.52               345.90
12/31/99                   34.43              383.56               583.58
 3/31/00                   25.41              430.53               576.48
 6/30/00                    9.84              374.32               470.57
 9/30/00                    6.56              344.42               435.23
12/31/00                    1.43              230.60               268.55


     The information presented in the graph above was obtained by PowerCerv from outside sources it considers to be reliable but has not been independently verified by PowerCerv.

(1) PowerCerv completed the initial public offering of its Common Stock on March 1, 1996. PowerCerv's 1996 fiscal year ended December 31, 1996. This "Performance Graph" assumed that $100 was invested on March 1, 1996 in PowerCerv's Common Stock at PowerCerv's initial public offering price of $14.00 per share and at the closing sales price for each index on that date. No cash dividends have been declared on PowerCerv's Common Stock. Shareholder returns over the indicated should not be considered indicative of future shareholder returns.

(2) The Nasdaq Index and the Computer & Data Processing Index are calculated by the Center for Research in Securities Prices.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                 STOCK OWNERSHIP

     The following table sets forth, as of March 15, 2001, information as to PowerCerv's common stock beneficially owned by: (i) each director of PowerCerv,
(ii) each executive officer named in the Summary Compensation Table, (iii) all directors and executive officers of PowerCerv as a group and (iv) any person who is known by PowerCerv to be the beneficial owner of more than 5% of the outstanding shares of common stock.



                                                   Amount and Nature of
Name of Beneficial Owner(1)                        Beneficial Ownership    Percent
---------------------------                        --------------------    -------
DIRECTORS AND EXECUTIVE OFFICERS
Marc J. Fratello(2).............................        2,929,849           19.5%
Michael J. Simmons..............................                0               *
Lawrence J. Alves (3)...........................           65,749               *
Ira Herman(4)...................................          207,103               *
Gary L. Oberg(5)................................          104,753               *
John Montague(6)................................           75,000               *
Roger Ciarlegio (7).............................           25,000               *
Roy E. Crippen, III(8)..........................        1,538,750           10.2%
Robert H. Davies................................                0               *
O.G. Greene(9)..................................           75,749               *
Shawn Severson..................................                0               *
All directors and executive officers as a
  group (14 persons)(10)........................        5,260,870           35.0%

5% SHAREHOLDERS
Dimensional Fund Advisors Inc.(11)..............          829,500            5.5%
David A. Straz, Jr.(12).........................        2,000,000           13.3%

--------------

 *   Less than 1%
(1) The business address for Messrs. Fratello, Simmons, Alves, Herman, Oberg, Montague, Ciarlegio, Crippen, Davies, Greene and Severson is c/o PowerCerv Corporation, 400 North Ashley Drive, Suite 2700, Tampa, Florida 33602. The business address for Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401. The business address for David
     A. Straz, Jr. is 4805 Swann Ave., Tampa, Florida 33609.
(2) Includes 2,673,600 shares held by M.J.F. Limited Partnership, a Nevada limited partnership in which Mr. Fratello is the limited partner and a Nevada corporation, of which he is the sole shareholder and director, is the general partner, and 256,249 shares that are subject to stock options that are exercisable within 60 days of March 15, 2001.
(3) Includes 55,749 shares that are subject to stock options that are exercisable within 60 days of March 15, 2001.
(4) Includes 207,103 shares that are subject to stock options that are exercisable within 60 days of March 15, 2001.
(5) Includes 104,573 shares that are subject to stock options that are exercisable within 60 days of March 15, 2001.
(6) Includes 75,000 shares that are subject to stock options that are exercisable within 60 days of March 15, 2001.
(7) Includes 25,000 shares that are subject to stock options that are exercisable within 60 days of March 15, 2001.
(8) Includes 1,338,750 shares held by R.C.F. Company Limited Partnership, a Nevada limited partnership in which Mr. Crippen is the limited partner and a Nevada corporation, of which he is the sole shareholder and director, is the general partner, and 200,000 shares that are subject to stock options exercisable within 60 days of March 15, 2001.
(9) Includes 55,749 shares that are subject to stock options that are exercisable within 60 days of March 15, 2001.
(10) Includes 16,000 shares held by other executive officers and 222,917 shares that are subject to stock options exercisable within 60 days of March 15, 2001. Also includes 979,423 shares that are subject to stock options exercisable within 60 days of March 15, 2001 held by the Named Executive Officers and directors (see footnotes 2-9 above).
(11) The number of shares shown in the table is based upon an amendment to a
     Schedule 13G filed with the SEC on February 2, 2001.
(12) The number of shares shown in the table is based upon a Schedule 13D filed with the SEC on June 18, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Fratello, the Chairman of PowerCerv, served the board of directors of Software Business Technologies, Inc. ("SBT") from September 1996 to the first quarter of 2000. Mr. Davies served as Chairman and Chief Executive Officer of SBT from June 1980 to August 2000. In December 1996, PowerCerv purchased a five-percent ownership interest in SBT for $1.5 million. During 1997, PowerCerv provided approximately $8,300 of technical services to SBT and amended its June 1996 partnering agreement (the "Partnering Agreement") by expanding the OEM license rights for a license fee of $250,000. This 1997 amendment also provided evaluation license rights to other application products of PowerCerv and reduced the total royalties due under the Partnering Agreement to $1.75 million from $2 million. In 1998, PowerCerv further amended its Partnering Agreement, expanding certain rights of SBT, eliminating future royalties, and providing for additional license payments in 1998 totaling $825,000. Also during 1998, PowerCerv received approximately $17,000 in royalty and service payments from SBT under the Partnering Agreement, as amended. Separately, in 1998, PowerCerv expanded its rights to exercise its "put" options on its shares of preferred stock of SBT and exercised its option on 98,232 shares for $500,000. During 1999, PowerCerv further amended the Partnering Agreement by expanding the license rights of SBT for additional license payments of $350,000. PowerCerv exercised its remaining put options on 196,679 shares of SBT preferred stock in June 2000.

         On March 31, 1999, pursuant to an asset purchase agreement dated March 30, 1999, PowerCerv sold the net assets of its general consulting group and general education group to digital fusion, inc. (formerly known as ROI Consulting, Inc.). digital fusion paid part of the purchase price under the asset purchase agreement in the form of a promissory note in the principal amount of $827,500 payable in equal, quarterly installments beginning December 31, 2000 and bearing interest at a rate of 4.56% per year. On March 2, 2000, IBS Interactive, Inc. acquired all of the outstanding capital stock of digital fusion pursuant to a merger. During 2000, payments to PowerCerv on the note equaled approximately $62,530.00. Mr. Crippen, who served as director, Vice Chairman and Chief Technology Officer of PowerCerv from 1992 until his resignation as Vice Chairman and Chief Technology Officer of PowerCerv on March 31, 1999, serves as President and Chief Operating Officer of IBS Interactive. Mr. Crippen remains a director of PowerCerv.

         On September 30, 1999, PowerCerv entered into an amendment to an OEM Agreement with digital fusion, dated March 31, 1999, whereby digital fusion is obligated to pay PowerCerv a nonrefundable license fee for the use of certain of PowerCerv's software. The amount of the license fee pursuant to the amendment is $350,000, which is to be paid as follows: $50, 000 on or before November 30, 1999; $10,000 on or before March 31, 2000; $100,000 on or before June 30, 2000 and $100,000 on or before September 30, 2000. On September 29, 2000, PowerCerv entered into a second amendment with digital fusion to the OEM Agreement described above whereby digital fusion licensed additional software. Pursuant to that second amendment, digital fusion shall pay PowerCerv a nonrefundable license fee of $350,000 payable as follows: $140,000 at the time of execution of the amendment, $105,000 by December 31, 2000, and $105,000 by March 31, 2001.
The second amendment terminated any further royalty due PowerCerv for the sale of software licensed to digital fusion pursuant to the amendment dated September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Tampa, State of Florida, on April 27, 2001.




                                           POWERCERV CORPORATION


                                           By: /S/ Marc J. Fratello
                                              ----------------------------------
                                              Marc J. Fratello
                                              President, Chief Executive Officer
                                                And Chairman of the Board