Form 10-Q
period 2001-03-31
POWERCERV CORP
filed 2001-05-15
CIK 1005758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 8, 2001, there were 13,811,210 shares of the registrant’s common stock, $.001 par value, outstanding.

PowerCerv Corporation
Form 10-Q

Index

Part I. Financial Information

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

PowerCerv Corporation

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2001	December 31, 2000

	(unaudited)
Assets

Current assets:

Cash and cash equivalents	$1,558	$2,136

Accounts receivable, net of allowance of $1,851 and $1,831, respectively	2,038	2,538

Other current assets	641	668

Total current assets	4,237	5,342

Property and equipment, net	361	511

Intangible assets, net	517	565

Notes receivable, net	827	888

Deposits and other assets	28	28

Deferred tax asset, net of allowance of $12,750 and $12,335, respectively	—	—

Total assets	$5,970	$7,334

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$582	$508

Accrued expenses	1,664	1,719

Deferred revenue	1,329	1,490

Total current liabilities	3,575	3,717

Shareholders’ equity	2,395	3,617

Total liabilities and shareholders’ equity	$5,970	$7,334

See accompanying independent accountants’ review report and notes to condensed consolidated financial statements.

PowerCerv Corporation

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,

	2001	2000

Revenues:

License fees	$453	$319

Service fees	1,406	2,187

Total revenues	1,859	2,506

Costs and expenses:

Cost of licenses	78	138

Cost of services	1,093	1,694

General and administrative	610	1,261

Sales and marketing	555	1,755

Research and development	598	1,220

Work force reduction and other	169	—

Total costs and expenses	3,103	6,068

Operating loss	(1,244)	(3,562)

Interest income (expense), net	33	(91)

Loss before income taxes	(1,211)	(3,653)

Income tax expense	10	248

Net loss and comprehensive Loss	$(1,221)	$(3,901)

Basic and diluted net loss per share	$(0.09)	$(0.29)

Shares used in computing net loss per share:

Basic	13,811	13,649

Diluted	13,811	13,649

See accompanying independent accountants’ review report and notes to condensed consolidated financial statements.

PowerCerv Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three months ended March 31,

	2001	2000

Cash flows from operating activities:

Net loss	$(1,221)	$(3,901)

Adjustments to reconcile net loss To net cash used in operating activities:

Depreciation and amortization	200	197

Deferred revenue	(161)	(221)

Changes in assets and liabilities	545	2,010

Net cash flows used in operating activities	(637)	(1,915)

Cash flows from investing activities:

Purchase of intangible asset	—	(100)

Payment received on notes receivable	61	—

Purchases of property and equipment, net	(2)	(59)

Net cash flows provided by (used in) investing activities	59	(159)

Cash flows from financing activities:

Net proceeds from issuance of common stock	—	871

Net cash flows provided by financing activities	—	871

Net decrease in cash and cash equivalents	(578)	(1,203)

Cash and cash equivalents, beginning of period	2,136	6,224

Cash and cash equivalents, end of period	$1,558	$5,021

See accompanying independent accountants’ review report and notes to condensed consolidated financial statements.

PowerCerv Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except per share amounts)

A. Basis of Presentation

      The condensed consolidated balance sheet of PowerCerv Corporation and its subsidiary (collectively, the “Company”) as of March 31, 2001, and the condensed consolidated statements of operations for the three months ended March 31, 2001 and 2000 and the condensed consolidated statements of cash flows for the three months ended March 31, 2001 and 2000 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001, and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 2000, has been derived from the Company’s audited consolidated financial statements at that date.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company’s 2000 Annual Report on Form 10-K filed with the SEC on April 17, 2001 (“2000 Annual Report”).

      The results of operations for the three months ended March 31, 2001, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

B. Revenue Recognition

      License fees represent revenue from the licensing of the Company’s open, modifiable Integrated Enterprise Response Software Solutions with innovative e-Commerce application products. License fees also include royalties earned on the Company’s application products and related intellectual properties. Service fees represent fees for services, primarily relating to the Company’s applications, including consulting, education and maintenance and support consulting services.

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

PowerCerv Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)

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

C. Earnings (Loss) Per Share Data

      The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”) for the periods indicated:

(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,

	2001	2000

Basic:

Net loss	$(1,221)	$(3,901)

Average shares outstanding	13,811	13,649

Basic EPS	$(0.09)	$(0.29)

Diluted:

Net loss	$(1,221)	$(3,901)

Average shares outstanding	13,811	13,649

Net effect of dilutive stock options— based on the treasury stock method	—	—

Totals	13,811	13,649

Diluted EPS	$(0.09)	$(0.29)

      Common stock equivalents in the three-month periods ended March 31, 2001 and 2000, were anti-dilutive due to the net losses sustained by the Company during these periods, thus the diluted net loss per share in these periods is the same as the basic net loss per share.

PowerCerv Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)

D. Commitments

      The Company has entered into employment agreements with certain of its executive officers. Information regarding these agreements is available in the Company’s 2000 Annual Report.

E. Contingencies

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

      On February 16, 2001, Plaintiffs’ filed an amended complaint asserting essentially the same causes of action based on the same set of factual circumstances. Defendants continue to deny any wrongdoing and in light of the Court’s Order of January 12, 2001, have filed Motions to Dismiss requesting the Court dismiss the amended complaint with prejudice.

      The Company, in the normal course of business, is also subject to miscellaneous legal proceedings. The Company is defending these proceedings and anticipates that it will be successful and/or able to resolve these matters in a manner that will not materially effect the Company’s financial position.

PowerCerv Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)

F. Income Taxes

      As of March 31, 2001, the Company had a deferred tax asset of $12,750 which is fully reserved.

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

G. Segment Reporting

      The Company has identified its operating segments as its services and license product segments. In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. The services segment provides consulting, education, support and maintenance services and the license product segment provides Integrated Enterprise Response Software Solutions with innovative e-Commerce application products.

      The following tables provide the various segment data (dollars in thousands):

	For the Three-month Period Ended March 31, 2001

	License
	Product	Services	Unallocated	Total

Revenues from external Customers	$453	$1,406	—	$1,859

Segment profit (loss)	(778)	313	(756)	(1,221)

	For the Three-month Period Ended March 31, 2000

	License
	Product	Services	Unallocated	Total

Revenues from external Customers	$319	$2,187	—	$2,506

Segment profit (loss)	(2,794)	493	(1,600)	(3,901)

      There were no transactions between segments. The unallocated amounts are made up of the following items:

PowerCerv Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)

	For the Three-month Period
	Ended March 31,

	2001	2000

General and administrative costs	$(610)	$(1,261)

Work force reduction	(169)	—

Interest income (expense), net	33	(91)

Income tax expense	(10)	(248)

	$(756)	$(1,600)

H. Work Force Reduction and Other

      During the first quarter of 2001, the Company announced and completed a work force reduction in line with its objective to streamline overall operations and improve financial condition. The Company recorded a restructuring charge of $169 related to severance costs for approximately 30 employees (1 senior-level staff and 29 non senior-level employees primarily in research and development and services). As of March 31, 2001, approximately $50 remains in accrued liabilities for severance payments to be made over the next 7 months in connection with the 2001 restructuring charge.

      During the second quarter of 2000, the Company initiated actions to reduce its work force and undertook cost cutting measures. The Company recorded a restructuring charge related to a work force reduction and other expenses totaling $873 of which $711 was recorded in the second quarter and $162 was recorded in the third quarter. The total restructuring charge includes severance and related costs of $649 (4 senior-level staff and 35 non senior-level employees primarily in sales, services and research and development) and costs of $224 related to office closings. As of March 31, 2001, approximately $282 remains in accrued liabilities for payments to be made over the next 12 months in connection with the 2000 restructuring charge. As part of the restructuring plan, the Company’s Chairman assumed the role of Chief Executive Officer, and the previous Chief Executive Officer is no longer with the Company. Office closings were completed during the third quarter of 2000, and severance payments will be paid through April 2002.

PowerCerv Corporation

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations
(dollars in thousands)

Overview

      The Company is focused on delivering open, modifiable Integrated Enterprise Response Software Solutions with innovative e-Commerce capabilities to mid-size U.S. companies with annual revenues up to $750 million. The Company has focused its resources, including product development, marketing and sales efforts, on the needs and requirements of companies in this market. The Company’s revenues currently consist primarily of software license fees and fees for services, relating to the Company’s applications, including consulting, education and maintenance and support.

      The Company was organized in April 1992, and through calendar year 1994 a substantial part of the Company’s revenue was derived from technology resales and consulting and education services. The Company began selling its own license product in the fourth quarter of 1993. Since then, the Company has brought several additional applications to the market. Service fees remain the Company’s largest single revenue source, although the Company’s strategy is to seek to increase revenue generated from licensing its application products. On March 31, 1999, the Company sold its general consulting and general education business (consulting and education services other than its application-related services ) to a related party. It also finalized its 1998 strategy to discontinue technology resales of various third-party software products.

      License fees represent revenue from licensing the Company’s Integrated Enterprise Response Software Solutions application products and royalties earned on the Company’s Integrated Enterprise Response Software Solutions application products and related intellectual properties. Service fees represent revenue from implementing the Company’s Integrated Enterprise Response Software Solutions application products, consulting services, education services and maintenance and support services.

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

      This Quarterly Report on Form 10-Q and any documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by the Company’s management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand for the Company’s products and services as described in the Company’s 2000 Annual Report on Form 10K filed with the SEC on April 17, 2001, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Plan of Operations — Forward-Looking Statements and Associated Considerations;” “—Fluctuations in Quarterly Activity and Results of Operations;” “—Competition;” “—Economic and Market Condition Risks;” “—Lengthy Sales Cycle;” “Ability to Manage Change;” “—Liquidity;” “—Availability of Consulting Personnel,” “—Dependence on Product Development and Associated Risks,” “—Dependence on New Products;” “—Dependence on PowerBuilder® and others;” “—Dependence on Proprietary Technology; Risks of Third-Party Claims for Infringement;” “—Expansion of Indirect Channels; Potential for Channel Conflict;” “—Voting Control by Management;” “—Dependence on Key Personnel;” and “—Possible Volatility of Stock Price.” The Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements.

Results of Operations

      The following table sets forth, for the periods indicated, certain financial data regarding the Company’s revenues derived from license fees and service fees:

Revenues	Three months ended March 31,

	2001	Change	2000

License fees	$453	42%	$319

Percentage of total revenues	24%		13%

Service fees	$1,406	(36%)	$2,187

Percentage of total revenues	76%		87%

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

      License fees increased for the three-month period ended March 31, 2001, compared to the same period in 2000. The primary reason for the increase in the first quarter of 2001 was a $270 fee from an internal use license and OEM agreement with an unrelated entity. Historically, first quarter sales are the low point for the year. The Company expects renewed growth in its license revenue, but there can be no assurance that the Company’s license revenues will increase in accordance with management’s expectations.

      Service fees. The Company’s service fees consist of revenue from consulting, education and support and maintenance services for the Company’s application software licenses. Consulting services are primarily provided on a time and materials basis, education services are generally priced on a per-student basis and annual support and maintenance are based on a percentage of related license fees. Management believes that the decrease in service revenue was due to fewer new license deals closed in 2000. Generally, to the extent that revenue from licensing its application products increases, the Company believes the demand for application consulting services (and related revenue) over subsequent quarters will likely increase; however, there can be no assurance that license revenue will increase or that if it does increase, revenue from service fees will increase correspondingly.

Costs and expenses

      The following table sets forth, for the periods indicated, certain financial data regarding the Company’s costs associated with its license fees and services:

Cost of revenues:	Three months ended March 31,

	2001	Change	2000

Cost of licenses	$78	(43%)	$138

Gross profit percentage	83%		57%

Cost of services	$1,093	(35%)	$1,694

Gross profit percentage	22%		23%

      Cost of licenses. The cost of licenses consists primarily of production costs, royalties associated with modules of the Company’s application products, and the amortization of intangible assets. The cost of licenses for the first quarter of 2001 decreased 43% compared to 2000 primarily resulting from fewer third party fees on licenses sold in the current quarter offset by higher amortization expense. The increase in gross profit percentage is due to higher license fee revenue and decreased third party fees for the current period.

      Cost of Services. The cost of services consists primarily of compensation and nonreimbursable travel costs associated with providing consulting, product support and maintenance, technical services and education. The cost of services decreased 35% in the first quarter of 2001 compared to 2000 primarily due

PowerCerv Corporation

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(dollars in thousands)

to a lower compensation expense and operating costs for the period. In addition to the 2000 workforce reduction, the Company’s January 2001 work force reduction resulted in the elimination of approximately seven services positions. The Company expects to realize gross annual savings of approximately $600 as a result of these terminations. A minor work force reduction was also implemented in the second quarter of 2001. The Company expects that these reductions will result in lower expenses and increased utilization of remaining services personnel; however, there can be no assurance that the Company will return to profitability as a result of these actions.

      The following table sets forth, for the periods indicated, certain financial data regarding the Company’s operating expenses:

Operating expenses:	Three months ended March 31,

	2001	Change	2000

General and administrative	$610	(52%)	$1,261

Percentage of total revenues	33%		50%

Sales and marketing	555	(68%)	1,755

Percentage of total revenues	30%		70%

Research and development	598	(51%)	1,220

Percentage of total revenues	32%		49%

      General and Administrative (“G&A”). G&A expenses include general compensation, communications, accounting, human resources, legal and related facilities expenses. The decrease in G&A expenses for the three-month period ended March 31, 2001, compared to the three-month period ended March 31, 2000, primarily resulted from lower compensation, bad debt and depreciation costs. The G&A percentage of total revenue decreased due to substantial cost cutting measures implemented by management in 2000 and 2001. The Company expects that these reductions will result in lower expenses and increased utilization of remaining G&A personnel; however, there can be no assurance that the Company will return to profitability as a result of these actions.

      Sales and Marketing. Sales and marketing expenses primarily consist of compensation paid to sales and marketing personnel; costs of marketing, including direct mail and telemarketing activities; costs of public relations, including trade shows and conferences; and related communications costs. Sales and marketing costs decreased 68% for the three-month period ended March 31, 2001, as compared to the same period in 2000 primarily as a result of lower compensation in the current period. The sales and marketing expense as a percentage of total revenue decreased due to substantial cost cutting measures implemented by the Company in 2000 and 2001. The Company’s January 2001 work force reduction resulted in the elimination of approximately four sales and marketing positions. The Company expects to realize gross annual savings of approximately $220 as a result of these terminations. A minor work force reduction was also implemented in the second quarter of 2001. The Company expects that these reductions will result in lower expenses and increased utilization of remaining sales and marketing personnel; however, there can be no assurance that the Company will return to profitability or that there will not be any negative impact as a result of these actions.

PowerCerv Corporation

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(dollars in thousands)

      Research and Development (“R&D”). R&D costs consist primarily of compensation and related facilities, software and equipment costs associated with developing, maintaining and enhancing the Company’s products. Historically, the Company has not capitalized any internal R&D costs as the costs incurred during the period between the point in time that technological feasibility is established and that a product is released to the market have been insignificant. R&D costs decreased 51% for the three-month period ended March 31, 2001, as compared to the same period in 2000, primarily due to decreased personnel costs. The R&D cost percentage of total revenue decreased due to substantial cost cutting measures implemented by the Company in 2000 and 2001. The Company’s January 2001 work force reduction resulted in the elimination of approximately 17 R&D positions. The Company expects to realize gross annual savings of approximately $1.3 million as a result of these terminations. A minor work force reduction was also implemented in the second quarter of 2001. The Company expects that these reductions will result in lower expenses and increased utilization of remaining R&D personnel; however, there can be no assurance that the Company will return to profitability or that there will not be any negative impact as a result of these actions.

      Work Force Reduction and Other.

      During the first quarter of 2001, the Company announced and completed a work force reduction in line with its objective to streamline operations and improve financial condition. The Company recorded a restructuring charge of $169 related to severance costs for approximately 30 employees (1 senior-level staff and 29 non senior-level employees primarily in research and development and services). As of March 31, 2001, approximately $50 remains in accrued liabilities for severance payments to be made over the next 7 months in connection with the 2001 restructuring charge.

      During the second quarter of 2000, the Company initiated actions to reduce its work force and undertook cost cutting measures. The Company recorded a restructuring charge related to a work force reduction and other expenses totaling $873 of which $711 was recorded in the second quarter and $162 was recorded in the third quarter. The total restructuring charge includes severance and related costs of $649 (4 senior-level staff and 35 non senior-level employees primarily in sales, services and research and development) and costs of $224 related to office closings. As of March 31, 2001, approximately $272 remains in accrued liabilities for payments to be made over the next 12 months. As part of the restructuring plan, the Company’s Chairman has assumed the role of Chief Executive Officer, and the previous Chief Executive Officer is no longer with the Company. Office closings were completed during the third quarter of 2000, and severance payments will be paid through April 2002.

      The Company expects that these reductions will result in lower expenses and increased utilization of its remaining personnel; however, there can be no assurance that the Company will return to profitability as a result of these actions.

      Income taxes.

      As of March 31, 2001, the Company had a deferred tax asset of $12,750 which is fully reserved.

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

Liquidity and Capital Resources

      The following tables sets forth, for the periods indicated, certain financial data regarding the Company’s working capital balances, cash and cash equivalents, cash used in operating activities and cash used in investing activities:

	As of

	March 31,		December 31,

	2001	Change	2000

Working capital	$662	(59%)	$1,625

Cash and cash equivalents	$1,558	(27%)	$2,136

      Working capital and cash and cash equivalents decreased as of March 31, 2001, compared to December 31, 2000, due to significantly reduced revenues resulting in lower accounts receivable and operating losses for the quarter.

	For the
	Three months ended March 31,

	2001	Change	2000

Cash flows used in operating activities	(637)	67%	(1,915)

Cash flows provided by (used in) investing activities	59	137%	(159)

Cash flows provided by financing activities	—	(100%)	871

      For the three-month period ended March 31, 2001, cash used by operating activities totaled $637, due principally to lower than anticipated revenues and resulting losses for the quarter.

      The Company’s cash provided by investing activities totaled $59 for the three-month period ended March 31, 2001, principally due to payments received on notes receivable. The cash used in investing activities total $159 for the three-month period ended March 31, 2000, as a result of investments in software and fixed assets.

      At March 31, 2001, the Company’s primary source of liquidity consisted of its cash and cash equivalents balance of $1,558 and its short-term accounts receivable balance of $2,038. The Company is currently seeking other sources of debt or equity. There can be no assurances that such funds will be available to the Company or, if available, would be on terms satisfactory to the Company.

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

      PowerCerv recognized that revenue for the Company was not going to rapidly return to the levels previously achieved. As a result, management has taken steps to streamline operations and improve financial condition of the Company. These steps include restructuring initiatives that commenced in 2000 as well as strategies and actions already taken or planned for 2001, including workforce reductions that were implemented in the first and second quarters of 2001. Additionally, management has reduced or deferred certain wages for senior executives. Furthermore, management will use best efforts to eliminate costs that have been evaluated as non-critical to the success of the Company’s core strategies. Management estimates that the aforementioned strategies and actions once fully implemented will reduce its overall expenses by approximately $1 million per quarter. However, there can be no assurance that the Company will return to profitability as a result of these actions or that further actions will not be necessary in 2001.

      If the Company’s existing cash reserves and restructuring decisions prove insufficient to fund its future cash requirements and the Company is not able to obtain other sources of funds, the Company’s ability to pursue its business strategy beyond the year 2001 could be materially adversely effected. However, as a result of the Company’s restructuring decisions, the amount of cash used in operations decreased substantially in the first quarter of 2001 as compared to the previous year. As more fully discussed in the Company’s 2000 Annual Report — “Plan of Operations”, the Company has implemented, or is in the process of initiating, cost cutting measures and other actions that management believes will provide adequate working capital for at least twelve months.

      See “Liquidity and Capital Resources” and “Forward Looking Statements and Associated Considerations—Liquidity” as set forth in the Company’s 2000 Annual Report.

PowerCerv Corporation

Item 3. Quantitative and Qualitative Disclosure about Market Risk

      The Company had no holdings of derivative financial or commodity instruments at March 31, 2001. The Company has no significant exposure to interest rate or foreign currency exchange rate risks. An increase in interest rates of 100 basis points would not significantly impact the Company’s net income. Generally, all of the Company’s business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations should not have a significant impact on the Company.

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT’S REVIEW REPORT

The Board of Directors
PowerCerv Corporation

We have reviewed the accompanying condensed consolidated balance sheet of PowerCerv Corporation as of March 31, 2001, and the related condensed consolidated statement of operations for the three-month period then ended and the condensed consolidated statement of cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

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
April 20, 2001

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

      On February 16, 2001, Plaintiffs’ filed an amended complaint asserting essentially the same causes of action based on the same set of factual circumstances. Defendants continue to deny any wrongdoing and in light of the Court’s Order of January 12, 2001, have filed Motions to Dismiss requesting the Court dismiss the amended complaint with prejudice.

      The Company, in the normal course of business, is also subject to miscellaneous legal proceedings. The Company is defending these proceedings and anticipates that it will be successful and/or able to resolve these matters in a manner that will not materially effect the Company’s financial position.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	15.1	Accountants’ Letter regarding Unaudited Interim Financial Information.

(b)	Reports on Form 8-K

None

PowerCerv Corporation

Form 10-Q

(for the quarterly period ended March 31, 2001)

Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWERCERV CORPORATION

Date: May 15, 2001	/s/ Marc J. Fratello

Marc J. Fratello, President, Chief Executive Officer and Chairman of the Board (Duly Authorized Officer)

Date: May 15, 2001	/s/ Lawrence J. Alves

Lawrence J. Alves, Chief Financial Officer (Principal Financial Officer)