Form 10-Q
period 2001-06-30
POWERCERV CORP
filed 2001-08-14
CIK 1005758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

As of August 8, 2001, there were 1,534,538 shares of the registrant’s common stock, $.001 par value, outstanding.

PowerCerv Corporation
Form 10-Q

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

PowerCerv Corporation

Condensed Consolidated Balance Sheets
(In thousands)

	June 30,	December 31,
	2001	2000

	(unaudited)
Assets

Current assets:

Cash and cash equivalents	$1,147	$2,136

Accounts receivable, net of allowance of $1,940 and $1,831, respectively	2,063	2,538

Other current assets	682	668

Total current assets	3,892	5,342

Property and equipment, net	234	511

Intangible assets, net	469	565

Notes receivable, net	765	888

Deposits and other assets	28	28

Deferred tax asset, net of allowance of $13,016 and $12,335, respectively	—	—

Total assets	$5,388	$7,334

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$792	$508

Accrued expenses	1,663	1,719

Deferred revenue	1,321	1,490

Total current liabilities	3,776	3,717

Shareholders’ equity	1,612	3,617

Total liabilities and shareholders’ equity	$5,388	$7,334

See accompanying independent certified public accountants’ review report and notes to condensed consolidated financial statements.

PowerCerv Corporation

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000

Revenues:

License fees	$633	$1,208	$1,086	$1,527

Service fees	1,170	2,117	2,576	4,304

Total revenues	1,803	3,325	3,662	5,831

Costs and expenses:

Cost of licenses	79	101	157	239

Cost of services	875	1,696	1,968	3,390

General and administrative	683	1,150	1,293	2,411

Sales and marketing	450	1,692	1,005	3,447

Research and development	493	1,127	1,091	2,347

Work force reduction and other	24	711	193	711

Total costs and expenses	2,604	6,477	5,707	12,545

Operating loss	(801)	(3,152)	(2,045)	(6,714)

Interest and other income (expense), net	18	18	51	(73)

Loss before income taxes	(783)	(3,134)	(1,994)	(6,787)

Income tax expense	—	—	10	248

Net loss and comprehensive loss	$(783)	$(3,134)	$(2,004)	$(7,035)

Net loss per share:

Basic	$(.51)	$(2.04)	$(1.31)	$(4.61)

Diluted	$(.51)	$(2.04)	$(1.31)	$(4.61)

Shares used in computing net loss per share:

Basic	1,535	1,535	1,535	1,526

Diluted	1,535	1,535	1,535	1,526

See accompanying independent certified public accountants’ review report and notes to condensed consolidated financial statements.

PowerCerv Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six months ended June 30,

	2001	2000

Cash flows from operating activities:

Net loss	$(2,004)	$(7,035)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	387	399

Deferred revenue	(168)	(418)

Changes in assets and liabilities	697	3,044

Net cash flows used in operating activities	(1,088)	(4,010)

Cash flows from investing activities:

Return of investment in third party	—	500

Payment received on notes receivable	114	—

Purchase of intangible asset	—	(250)

Purchases of property and equipment, net	(15)	(32)

Net cash flows provided by investing activities	99	218

Cash flows from financing activities:

Net proceeds from issuance of common stock	—	871

Net cash flows provided by financing activities	—	871

Net decrease in cash and cash equivalents	(989)	(2,921)

Cash and cash equivalents, beginning of period	2,136	6,224

Cash and cash equivalents, end of period	$1,147	$3,303

See accompanying independent certified public accountants’ review report and notes to condensed consolidated financial statements.

PowerCerv Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)

A.    Basis of Presentation

     The unaudited condensed consolidated balance sheet of PowerCerv Corporation and its subsidiary (collectively, the “Company” or “PowerCerv”) as of June 30, 2001, and the condensed consolidated statements of operations for the three and six months ended June 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the six months ended June 30, 2001 and 2000 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001, and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 2000, has been derived from the Company’s audited consolidated financial statements at that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company’s 2000 Annual Report on Form 10-K filed with the SEC on April 17, 2001 (“2000 Annual Report”).

     The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

     In June 2001, the Company implemented a one-for-nine reverse stock split. All share and per share amounts included herein give effect to the reverse stock split.

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. The Company has not yet analyzed the effect, if any, of these new standards; accordingly, the Company is unable at present to state what effect, if any, the adoption of these standards will have on the Company’s financial statements.

B.    Revenue Recognition

     License fees represent revenue from the licensing of the Company’s open, modifiable Integrated Enterprise Response Software Solutions with innovative e-Commerce application products. License fees also include royalties earned on the application products and related intellectual properties. Service fees represent revenue from consulting services, education services and support and maintenance services.

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

C.    Earnings (Loss) Per Share Data

     The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Basic:

Net loss	$(783)	$(3,134)	$(2,004)	$(7,035)

Average shares outstanding	1,535	1,535	1,535	1,526

Basic EPS	$(.51)	$(2.04)	$(1.31)	$(4.61)

Diluted:

Net loss	$(783)	$(3,134)	$(2,004)	$(7,035)

Average shares outstanding	1,535	1,535	1,535	1,526

Net effect of dilutive stock options— based on the treasury stock method	—	—	—	—

Totals	1,535	1,535	1,535	1,526

Diluted EPS	$(.51)	$(2.04)	$(1.31)	$(4.61)

     Common stock equivalents in the three and six-month periods ended June 30, 2001 and June 30, 2000, were anti-dilutive due to the net losses sustained by the Company during those periods. Therefore, the diluted net loss per share in these periods is the same as the basic net loss per share.

     The Company held its annual meeting of shareholders on June 1, 2001. At this meeting, the shareholders approved an amendment to PowerCerv’s Articles of Incorporation to effect a reverse stock split and authorized the Board of Directors to make the final determination on the reverse stock split. The Board of Directors at its June 1, 2001, meeting approved a 1-for-9 reverse stock split effective June 4, 2001. As a result, the Company’s average shares outstanding decreased from 13,811 to 1,535 for the current period. Prior periods have been adjusted to reflect the reverse stock split.

PowerCerv Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)

D.    Commitments

     The Company has entered into employment agreements with certain of its executive officers. Information regarding these agreements is available in the 2000 Annual Report.

E.    Contingencies

     A complaint was filed on July 24, 1997, in the United States District Court for the Middle District of Florida, entitled J. Conrad Lifsey v. Harold Ross, Gerald Wicker, Marc J. Fratello, Roy E. Crippen, III, Donald B. Hebb, Jr., Thomas S. Roberts, PowerCerv Corporation, Alex Brown & Sons, Inc., Robertson, Stephens & Company, ABS Capital Partners, L.P., Summit Investors III, L.P (collectively the “Defendants”). The complaint purports to be a class action on behalf of those persons who purchased shares of the Company’s common stock from March 1, 1996 (the date of the Company’s initial public offering of its common stock (“IPO”)) through July 24, 1996. The complaint alleges, among other things, that defendants violated the Securities Act of 1933 as amended (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”) in connection with the Company’s IPO and in its subsequent securities filings, press releases and other public statements. The plaintiffs sought damages of an unspecified amount, rescission of certain securities sales and certain other remedies.

     In January 2001, the district court granted the Defendants’ motion to dismiss but provided the plaintiffs leave to file an amended complaint. Since the date of the hearing, the plaintiffs filed an amended complaint and the Defendants again filed a Motion to dismiss the amended pleading. In July 2001, the parties to the litigation reached an agreement in principle for settlement of the litigation. Subject to the district court’s final approval, the Defendants in the case (who deny any wrongdoing) are to pay an amount for the creation of a settlement fund in exchange for which the plaintiffs will dismiss the case with prejudice. The entire settlement amount is to be paid by the Company’s insurer. The parties are currently finalizing a memorandum of understanding confirming the parties’ settlement agreement. The district court entered an order on July 12, 2001, dismissing the case without prejudice pursuant to Local Rule 3.08(b). Upon submission of the settlement papers to the Court and upon preliminary approval by the Court, the class members will be provided with notice and an opportunity to opt out of the settlement. After the period for opt out lapses, the Court will hold a hearing for final approval of the settlement.

     The Company, in the normal course of business, is also subject to miscellaneous other legal proceedings. The Company is defending these proceedings and anticipates that it will be successful and/or able to resolve these matters in a manner that will not materially affect the Company’s financial condition or results of operations.

F.    Income Taxes

     As of June 30, 2001, the Company had a deferred tax asset of $13,016 that is fully reserved.

     During the first quarter of 2000, the Company recorded a charge related to estimated federal and state income tax and interest totaling $359 resulting from an Internal Revenue Service examination of the Company’s 1996 and 1995 federal income tax returns. The amount allocated to tax expense is $209, and $150 was allocated to interest expense. The Internal Revenue Service has rendered an unfavorable assessment resulting in the estimated exposure amount. The Company has appealed this assessment, although there can be no assurances of a successful outcome.

PowerCerv Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)

G.    Segment Reporting

     The Company has identified its operating segments as its services and license product segments. In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. The services segment provides consulting, education, support and maintenance services, and the license product segment provides Integrated Enterprise Response Software Solutions with innovative e-Commerce application products.

     The following tables provide the various segment data:

	Three Months Ended June 30, 2001				Six Months Ended June 30, 2001

	License	Services	Unallocated	Total	License	Services	Unallocated	Total

Revenues from external customers	$633	$1,170	—	$1,803	$1,086	$2,576	—	$3,662

Segment profit (loss)	$(389)	$295	$(689)	$(783)	$(1,167)	$608	$(1,445)	$(2,004)

	Three Months Ended June 30, 2000				Six Months Ended June 30, 2000

	License	Services	Unallocated	Total	License	Services	Unallocated	Total

Revenues from external customers	$1,208	$2,117	—	$3,325	$1,527	$4,304	—	$5,831

Segment profit (loss)	$(1,712)	$421	$(1,843)	$(3,134)	$(4,506)	$914	$(3,443)	$(7,035)

     There were no transactions between segments. The unallocated amounts are made up of the following items:

	Three	Six	Three	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2001	June 30, 2001	June 30, 2000	June 30, 2000

General and administrative costs	$(683)	$(1,293)	$(1,150)	$(2,411)

Work force reduction	(24)	(193)	(711)	(711)

Interest and other income (expense), net	18	51	18	(73)

Income tax expense	—	(10)	—	—

	$(689)	$(1,445)	$(1,843)	$(3,443)

     The Company does not use assets as a measure of the segment’s performance, thus no assets are disclosed by segment in the tables above.

H.    Work Force Reduction and Other

     During the first quarter of 2001, the Company announced and completed a work force reduction in line with its objective to streamline overall operations and improve financial condition. The Company recorded a restructuring charge of $169 related to severance costs for approximately 30 employees (1 senior-level staff and 29 non senior-level employees primarily in research and development and services). As of June 30, 2001, approximately $33 remains in accrued liabilities for severance payments.

PowerCerv Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)

     During the second quarter of 2001, the Company implemented a minor workforce reduction resulting in the elimination of approximately nine positions throughout the Company. The Company recorded a restructuring charge of $24 related to severance costs associated with the terminations. As of June 30, 2001, these costs have been substantially paid.

     During the second quarter of 2000, the Company initiated actions to reduce its work force and undertook cost cutting measures. The Company recorded a restructuring charge related to a work force reduction and other expenses totaling $873 of which $711 was recorded in the second quarter and $162 was recorded in the third quarter. The total restructuring charge includes severance and related costs of $649 (4 senior-level staff and 35 non senior-level employees primarily in sales, services and research and development) and costs of $224 related to office closings. As of June 30, 2001, approximately $241 remains in accrued liabilities in connection with the 2000 restructuring including $209 of severance cost. As part of the restructuring plan, the Company’s Chairman assumed the role of Chief Executive Officer, and the previous Chief Executive Officer is no longer with the Company. Office closings were completed during the third quarter of 2000.

PowerCerv Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations
(dollars in thousands)

     The Company is focused on delivering open, modifiable Integrated Enterprise Response Software Solutions with innovative e-Commerce capabilities to mid-size U.S. companies with annual revenues up to $750 million. The Company has focused its resources, including product development, marketing and sales efforts, on the needs and requirements of companies in this market. The Company’s revenues currently consist primarily of software license fees and fees for services relating to the Company’s applications, including consulting, education and maintenance and support.

     The Company was organized in April 1992, and through calendar year 1994 a substantial part of the Company’s revenue was derived from technology resales and consulting and education services. The Company began selling its own license product in the fourth quarter of 1993. Since then, the Company has brought several additional applications to the market. Service fees remain the Company’s largest single revenue source, although the Company’s strategy is to seek to increase revenue generated from licensing its application products. On March 31, 1999, the Company sold its general consulting and general education business (consulting and education services other than its application-related services) to a related party. It also finalized a strategy developed in 1998 to discontinue resales of various third-party software products.

     License fees represent revenue from licensing the Company’s open, modifiable Integrated Enterprise Response Software Solutions with innovative e-Commerce application products and royalties earned on the Company’s application products and related intellectual properties. Service fees represent revenue from implementing the Company’s application products, consulting services, education services and maintenance and support services.

     Beginning January 1, 1998, the Company has recognized revenue in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by Statement of Position 98-4 (“SOP 98-4”), Deferral of the Effective Date of a Provision of SOP 97-2. Revenue is recognized from licenses of the Company’s

PowerCerv Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations
(dollars in thousands)

software products when the contract has been executed, the product(s) has been shipped, collectibility is probable and the software license fees are fixed or determinable. In the event that the contract provides for multiple elements (e.g., software products, post-contract customer support, consulting services), the total fee is allocated to these elements based on “vendor-specific objective evidence” of fair value. If any portion of the license fee is subject to forfeiture, refund or other contractual contingencies, the Company will postpone revenue recognition until these contingencies have been removed. Historically, product returns and allowances have been immaterial. The Company generally accounts for consulting and education services separate from software license fees for those multi-element arrangements where services are a separate element and are not essential to the customer’s functionality requirements and there is “vendor-specific objective evidence” of fair value for these services. Consulting and education revenue is recognized as the services are performed. Revenue from support and maintenance activities is recognized ratably over the term of the maintenance period and the unrecognized portion is recorded as deferred revenue. Prior to January 1, 1998, the Company recognized revenue in accordance with the American Institute of Certified Public Accountants’ Statement of Position 91-1, Software Revenue Recognition.

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. The Company has not yet analyzed the effect, if any, of these new standards; accordingly, the Company is unable at present to state what effect, if any, the adoption of these standards will have on the Company’s financial statements.

     This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by the Company’s management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “to,” “could,” “would,” or “continue” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. PowerCerv is subject to the risks detailed herein or detailed from time to time in PowerCerv’s filings with the Securities and Exchange Commission.

Results of Operations

     The following table sets forth, for the periods indicated, certain financial data regarding the Company’s revenues derived from license fees and service fees:

Revenues	Three months ended June 30,			Six months ended June 30,

	2001	Change	2000	2001	Change	2000

License fees	$633	(48%)	$1,208	$1,086	(29%)	$1,527

Percentage of total revenues	35%		36%	30%		26%

Service fees	1,170	(45%)	2,117	2,576	(40%)	4,304

Percentage of total revenues	65%		64%	70%		74%

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

     License fees decreased for the three and six-month periods ended June 30, 2001, compared to the same periods in 2000. The decrease was due to fewer license deals closed in the second quarter of the current year. Although the Company believes there will be growth in its license revenue, there can be no assurance that the Company’s license revenues will increase in accordance with management’s expectations, if at all.

     Service fees. The Company’s service fees consist of revenue from consulting, education and support and maintenance services for the Company’s application software licenses. Consulting services are primarily provided on a time and materials basis, education services are generally priced on a per-student basis and annual support and maintenance are based on a percentage of related license fees. Management believes that the decrease in service revenue resulted from fewer new license deals closed in previous quarters. Generally, to the extent that revenue from licensing its application products increases, the Company believes the demand for application consulting services (and related revenue) over subsequent quarters will likely increase; however, there can be no assurance that license revenue will increase or that if it does increase, revenue from service fees will increase correspondingly.

Costs and Expenses

     The following table sets forth, for the periods indicated, certain financial data regarding the Company’s costs associated with its license fees and services:

Cost of Revenues:	Three months ended June 30,			Six months ended June 30,

	2001	Change	2000	2001	Change	2000

Cost of licenses	$79	(22%)	$101	$157	(34%)	$239

Gross profit percentage	88%		92%	86%		84%

Cost of services	875	(48%)	1,696	1,968	(42%)	3,390

Gross profit percentage	25%		20%	24%		21%

     Cost of licenses. The cost of licenses consists primarily of production costs, royalties associated with certain modules of the Company’s application products and the amortization of intangible assets. The cost of licenses for the three and six-month periods ended June 30, 2001 decreased 22% and 34%, respectively compared to 2000 primarily resulting from fewer third party fees on licenses sold offset by higher amortization expense.

     Cost of services. The cost of services consists primarily of compensation and travel costs associated with providing consulting, product support and maintenance, technical services and education.

PowerCerv Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations
(dollars in thousands)

The cost of services decreased 48% and 42% for the three and six-month periods ended June 30, 2001, respectively, compared to 2000 primarily due to a lower compensation expense and operating costs for the periods. In addition to the 2000 workforce reduction, the Company’s January 2001 work force reduction resulted in the elimination of approximately seven service positions. The Company expects to realize gross annual savings of approximately $600 as a result of these terminations. A minor work force reduction was also implemented in the second quarter of 2001 resulting in the termination of two additional service positions. The Company believes that these reductions have resulted in lower expenses and increased utilization of remaining service personnel; however, there can be no assurance that the Company will return to profitability as a result of these actions.

     The following table sets forth, for the periods indicated, certain financial data regarding the Company’s operating expenses:

Operating Expenses:	Three months ended June 30,			Six months ended June 30,

	2001	Change	2000	2001	Change	2000

General and administrative	$683	(41%)	$1,150	$1,293	(46%)	$2,411

Percentage of total revenues	38%		35%	35%		41%

Sales and marketing	450	(73%)	1,692	1,005	(71%)	3,447

Percentage of total revenues	25%		51%	27%		59%

Research and development	493	(56%)	1,127	1,091	(54%)	2,347

Percentage of total revenues	27%		34%	30%		40%

     General and administrative (G&A). G&A expenses include general compensation, communications, accounting, human resources, legal and related facilities expenses. The decrease in G&A expenses for the three and six-month periods ended June 30, 2001, compared to 2000, primarily resulted from lower compensation, bad debt and other operating costs. The Company believes that cost cutting measures have resulted in lower expenses and increased utilization of remaining G&A personnel; however, there can be no assurance that the Company will return to profitability as a result of these actions.

     Sales and marketing. Sales and marketing expenses primarily consist of compensation paid to sales and marketing personnel; costs of marketing, including direct mail and telemarketing activities; costs of public relations, including trade shows and conferences; and related communications costs. Sales and marketing costs decreased 73% and 71% for the three and six-month periods ended June 30, 2001, respectively, as compared to the same periods in 2000 primarily as a result of lower compensation in the current periods. The sales and marketing expense as a percentage of total revenue decreased due to substantial cost cutting measures implemented by the Company in 2000 and 2001. The Company’s January 2001 work force reduction resulted in the elimination of approximately four sales and marketing positions. The Company expects to realize gross annual savings of approximately $220 as a result of these terminations. A minor work force reduction was also implemented in the second quarter of 2001 resulting in the elimination of three additional sales and marketing positions. Further, certain non-critical costs were discontinued or deferred until revenue increases to adequate levels. The Company believes that these reductions have resulted in lower expenses and increased utilization of remaining sales and marketing personnel; however, there can be no assurance that the Company will return to profitability or that there will not be any negative impact as a result of these actions.

PowerCerv Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations
(dollars in thousands)

     Research and development (R&D). R&D costs consist primarily of compensation and related facilities, software and equipment costs associated with developing, maintaining and enhancing the Company’s products. Historically, the Company has not capitalized any internal R&D costs as the costs incurred during the period between the point in time that technological feasibility is established and that a product is released to the market have been insignificant. R&D costs decreased 56% and 54% for the three and six-month periods ended June 30, 2001, as compared to the same periods in 2000, primarily due to decreased personnel costs. R&D cost as a percentage of total revenue decreased due to substantial cost cutting measures implemented by the Company in 2000 and 2001. The Company’s January 2001 work force reduction resulted in the elimination of approximately 17 R&D positions. The Company expects to realize gross annual savings of approximately $1.3 million as a result of these terminations. A minor work force reduction was also implemented in the second quarter of 2001 resulting in the elimination of two additional R & D positions. The Company believes that these reductions have resulted in lower expenses and increased utilization of remaining R&D personnel; however, there can be no assurance that the Company will return to profitability or that there will not be any negative impact as a result of these actions.

     Work force reduction and other.

     During the first quarter of 2001, the Company announced and completed a work force reduction in line with its objective to streamline operations and improve financial condition. The Company recorded a restructuring charge of $169 related to severance costs for approximately 30 employees (1 senior-level staff and 29 non senior-level employees primarily in research and development and services). As of June 30, 2001, approximately $33 remains in accrued liabilities for severance payments in connection with the restructuring.

     During the second quarter of 2001, the Company implemented a minor workforce reduction resulting in the elimination of approximately nine positions throughout the Company. The Company recorded a restructuring charge of $24 related to severance costs associated with the terminations. As of June 30, 2001, these costs have been substantially paid.

     During the second quarter of 2000, the Company initiated actions to reduce its work force and undertook cost cutting measures. The Company recorded a restructuring charge related to a work force reduction and other expenses totaling $873 of which $711 was recorded in the second quarter and $162 was recorded in the third quarter. The total restructuring charge includes severance and related costs of $649 (4 senior-level staff and 35 non senior-level employees primarily in sales, services and research and development) and costs of $224 related to office closings. As of June 30, 2001, approximately $241 remains in accrued liabilities including $209 of severance cost. As part of the restructuring plan, the Company’s Chairman has assumed the role of Chief Executive Officer, and the previous Chief Executive Officer is no longer with the Company. Office closings were completed during the third quarter of 2000.

PowerCerv Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations
(dollars in thousands)

     The Company believes that these reductions have resulted in lower expenses and increased utilization of its remaining personnel; however, there can be no assurance that the Company will return to profitability as a result of these actions.

     Income taxes.

     As of June 30, 2001, the Company had a deferred tax asset of $13,016 that is fully reserved.

     During the first quarter of 2000, the Company recorded a charge related to estimated federal and state income tax and interest totaling $359 resulting from an Internal Revenue Service examination of the Company’s 1996 and 1995 federal income tax returns. The amount allocated to tax expense is $209, and $150 was allocated to interest expense. The Internal Revenue Service has rendered an unfavorable assessment resulting in the estimated exposure amount. The Company has appealed this assessment, although there can be no assurances of a successful outcome.

Liquidity and Capital Resources

     The following tables set forth, for the periods indicated, certain financial data regarding the periods indicated, certain financial data regarding the Company’s working capital balances, cash and cash equivalents, cash used in operating activities, cash provided by investing activities and cash provided by financing activities:

	As of

	June 30, 2001	Change	December 31, 2000

Working capital	$116	(93%)	$1,625

Cash and cash equivalents	$1,147	(46%)	$2,136

     Working capital and cash and cash equivalents decreased as of June 30, 2001, compared to December 31, 2000, due to significantly reduced revenues resulting in lower cash and accounts receivable balances and operating losses for the year.

	For the
	Six months ended June 30,

	2001	Change	2000

Cash flows used in operating activities	($1,088)	73%	($4,010)

Cash flows provided by investing activities	99	(55%)	218

Cash flows provided by financing activities	—	(100%)	871

     For the six-month period ended June 30, 2001, cash used by operating activities totaled $1,088, due principally to lower than anticipated revenues and resulting losses for the quarter.

PowerCerv Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations
(dollars in thousands)

     The Company’s cash provided by investing activities totaled $99 for the six-month period ended June 30, 2001, principally due to payments received on notes receivable ($114) offset by purchases of fixed assets ($15). The cash used in investing activities for the six-month period ended June 30, 2000, was principally due to the proceeds from a return of the Company’s investment in a third party ($500), offset by purchases of software and fixed assets ($282).

     At June 30, 2001, the Company’s primary source of liquidity consisted of its cash and cash equivalents balance of $1,147 and its short-term accounts receivable balance of $2,063. The Company is currently seeking other sources of debt or equity financing. There can be no assurances that such funds will be available to the Company or, if available, would be on terms satisfactory to the Company.

     As previously disclosed in the Company’s prior filings with the SEC, the Company has been notified by the Nasdaq Stock Market, Inc. (“Nasdaq”) that the Company has failed to comply with the continued listing requirements of the Nasdaq National Market. The Company has subsequently been moved to the Nasdaq SmallCap Market.

     Nasdaq has given the Company until August 15, 2001, to comply with the continued listing requirements of the Nasdaq SmallCap Market, in particular the requirement to maintain a minimum net worth of $2 million. If the Company does not comply with the continued listing requirements, the Company’s common stock will likely trade in the over-the-counter market on the OTC Electronic Bulletin Board or through the “pink sheets.” In such event and as previously disclosed in the Company’s filings with the SEC, the Company’s shareholders will find it more difficult to obtain a price quotation for or sell the Company’s common stock. The delisting of the Company’s common stock from the Nasdaq SmallCap Market therefore may have an adverse impact on the market price and liquidity of the Company’s common stock.

     To achieve compliance with such requirement, the Company currently is negotiating with certain investors to purchase up to $1.6 million of the Company’s securities. The terms of such purchase are currently being finalized and there can be no assurances that the company will be able to consummate any such transaction.

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

     PowerCerv recognized that revenue for the Company was not going to rapidly return to the levels previously achieved. As a result, management has taken steps to streamline operations and improve the financial condition of the Company. These steps include restructuring initiatives that commenced in 2000 as well as strategies and actions already taken or planned for 2001, including workforce reductions that were implemented in the first and second quarters of 2001. Additionally, management has reduced or deferred certain wages for senior executives. Furthermore, management will use best efforts to eliminate costs that have been evaluated as non-critical to the success of the Company’s core strategies.

     If the Company’s existing cash reserves and restructuring decisions prove insufficient to fund its future cash requirements and the Company is not able to obtain other sources of funds, the Company’s ability to pursue its business strategy beyond the year 2001 could be materially adversely effected. However, as a result of the Company’s restructuring decisions, the amount of cash used in operations decreased substantially in the first half of 2001 as compared to the previous year. As more fully discussed above, the Company has implemented, or is in the process of initiating, cost cutting measures and other actions that management currently believes will provide adequate working capital for at least twelve months. However, there can be no assurance that the Company will return to profitability as a result of these actions nor that further actions will not be necessary in 2001.

PowerCerv Corporation

Item 3.  Quantitative and Qualitative Disclosure
About Market Risk

     The Company had no holdings of derivative financial or commodity instruments at June 30, 2001. The Company has no significant exposure to interest rate or foreign currency exchange rate risks. An increase in interest rates of 100 basis points would not significantly impact the Company’s net income. Generally, all of the Company’s business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations should not have a significant impact on the Company.

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS’ REVIEW REPORT

The Board of Directors
PowerCerv Corporation

     We have reviewed the accompanying condensed consolidated balance sheet of PowerCerv Corporation as of June 30, 2001, and the related condensed consolidated statements of operations for the three and six-month periods then ended and the condensed consolidated statements of cash flows for the three and six-month periods then ended. These financial statements are the responsibility of the Company’s management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated January 23, 2001, except for Note 3 as to which the date is April 13, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Grant Thornton, LLP

Tampa, Florida
July 20, 2001

PowerCerv Corporation

Part II.  Other Information

Item 1.  Legal Proceedings

     A complaint was filed on July 24, 1997, in the United States District Court for the Middle District of Florida, entitled J. Conrad Lifsey v. Harold Ross, Gerald Wicker, Marc J. Fratello, Roy E. Crippen, III, Donald B. Hebb, Jr., Thomas S. Roberts, PowerCerv Corporation, Alex Brown & Sons, Inc., Robertson, Stephens & Company, ABS Capital Partners, L.P., Summit Investors III, L.P (collectively the “Defendants”). The complaint purports to be a class action on behalf of those persons who purchased shares of the Company’s common stock from March 1, 1996 (the date of the Company’s initial public offering of its common stock (“IPO”)) through July 24, 1996. The complaint alleges, among other things, that defendants violated the Securities Act of 1933 as amended (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”) in connection with the Company’s IPO and in its subsequent securities filings, press releases and other public statements. The plaintiffs sought damages of an unspecified amount, rescission of certain securities sales and certain other remedies.

     In January 2001, the district court granted the Defendants’ motion to dismiss but provided the plaintiffs leave to file an amended complaint. Since the date of the hearing, the plaintiffs filed an amended complaint and the Defendants again filed a Motion to dismiss the amended pleading. In July 2001, the parties to the litigation reached an agreement in principle for settlement of the litigation. Subject to the district court’s final approval, the Defendants in the case (who deny any wrongdoing) are to pay an amount for the creation of a settlement fund in exchange for which the plaintiffs will dismiss the case with prejudice. The entire settlement amount is to be paid by the Company’s insurer. The parties are currently finalizing a memorandum of understanding confirming the parties’ settlement agreement. The district court entered an order on July 12, 2001, dismissing the case without prejudice pursuant to Local Rule 3.08(b). Upon submission of the settlement papers to the Court and upon preliminary approval by the Court, the class members will be provided with notice and an opportunity to opt out of the settlement. After the period for opt out lapses, the Court will hold a hearing for final approval of the settlement.

     The Company, in the normal course of business, is also subject to miscellaneous other legal proceedings. The Company is defending these proceedings and anticipates that it will be successful and/or able to resolve these matters in a manner that will not materially affect the Company’s financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Shareholders on June 1, 2001 (“2001 Annual Meeting”). At the 2001 Annual Meeting, the shareholders voted to elect Marc J. Fratello, Roy E. Crippen, III, O.G. Greene, Robert H. Davies and Shawn Severson as directors of the Company, to hold office until the Company’s 2002 Annual Meeting and until their successors are elected and qualified or earlier resignation, removal from office or death. The shareholders also voted to ratify the appointment of the Company’s independent auditor, Grant Thornton LLP, for the year ending December 31, 2001. The shareholders also voted on an amendment to PowerCerv’s Articles of Incorporation to effect a stock combination (reverse stock split).

PowerCerv Corporation

Part II.  Other Information

     The total number of shares of the Company’s common stock, $.001 par value (“Common Stock”), issued, outstanding and entitled to vote at the 2001 Annual Meeting was 13,811,210 shares, of which 13,047,400 shares of Common Stock were present in person or by proxy. The following list indicates the number of votes received by each of the nominees for the Company’s Board of Directors:

Name	Votes For	Withheld

Marc J. Fratello	12,934,815	112,585

Roy E. Crippen, III	12,936,141	111,259

Robert H. Davies	12,936,603	110,797

O.G. Greene	12,936,741	110,659

Shawn Severson	12,935,403	111,997

     The appointment of Grant Thornton LLP as the Company’s independent auditors was approved by a majority of the shareholders present and entitled to vote at the 2001 Annual Shareholders Meeting. Specifically, of the 13,047,400 shares of Common Stock present in person or by proxy, a total of 12,936,650 voted in favor of this proposal, 93,625 shares of Common Stock voted against, and 17,125 shares of Common Stock abstained from voting.

     The shareholders approved an amendment to PowerCerv’s Articles of Incorporation to effect a stock combination (reverse stock split). The following list indicates the number of votes received by each reverse stock split combination:

Reverse Split	Votes For	Votes Against	Abstentions

1-for-3	12,749,330	214,240	83,830

1-for-4	12,766,925	224,115	56,360

1-for-5	12,747,909	217,861	81,630

1-for-6	12,728,030	234,840	84,530

1-for-7	12,744,500	217,840	85,060

1-for-8	12,726,900	234,240	86,260

1-for-9	12,766,213	231,427	49,760

     The shareholders approved the Board of Directors to make the final determination on the reverse stock split combination from those approved amendments. The Board of Directors at its June 1, 2001, meeting approved a one-for-nine reverse stock split effective June 4, 2001.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

15.1 Accountants’ Letter regarding Unaudited Interim Financial Information.

(b)	Reports on Form 8-K

None

PowerCerv Corporation

Form 10-Q

(for the quarterly period ended June 30, 2001)

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PowerCerv Corporation

Date: August 14, 2001	/s/ Marc J. Fratello Marc J. Fratello, President, Chief Executive Officer and Chairman of the Board (Duly Authorized Officer)

Date: August 14, 2001	/s/ Lawrence J. Alves Lawrence J. Alves, Chief Financial Officer, Treasurer (Principal Financial Officer)