Form 10-Q
period 2001-09-30
POWERCERV CORP
filed 2001-11-14
CIK 1005758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓] No [   ]

     As of November 8, 2001, there were 1,534,538 shares of the registrant’s common stock, $.001 par value, outstanding.

PowerCerv Corporation
Form 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

PowerCerv Corporation

Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2001	December 31, 2000

	(unaudited)
Assets

Current assets:

Cash and cash equivalents	$1,334	$2,136

Accounts receivable, net of allowance of $2,022 and $1,831, respectively	1,772	2,538

Other current assets	635	668

Total current assets	3,741	5,342

Property and equipment, net	118	511

Intangible assets, net	422	565

Notes receivable, net	641	888

Deposits and other assets	25	28

Deferred tax asset, net of allowance $13,298 and $12,335, respectively	—	—

Total assets	$4,947	$7,334

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$884	$508

Accrued expenses	1,517	1,719

Deferred revenue	1,200	1,490

Total current liabilities	3,601	3,717

Shareholders’ equity	1,346	3,617

Total liabilities and shareholders’ equity	$4,947	$7,334

See accompanying independent certified public accountants’ review report and notes to condensed consolidated financial statements.

PowerCerv Corporation

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues:

License fees	$125	$1,470	$1,211	$2,998

Service fees	1,430	2,129	4,006	6,433

Total revenues	1,555	3,599	5,217	9,431

Costs and expenses:

Cost of licenses	58	369	215	609

Cost of services	858	1,226	2,826	4,616

General and administrative	673	736	1,966	3,146

Sales and marketing	386	1,054	1,391	4,500

Research and development	423	834	1,514	3,182

Work force reduction and other	—	162	193	873

Total costs and expenses	2,398	4,381	8,105	16,926

Operating loss	(843)	(782)	(2,888)	(7,495)

Interest and other income (expense), net	15	37	66	(36)

Loss before income taxes	(828)	(745)	(2,822)	(7,531)

Income tax expense	—	7	10	255

Net loss and comprehensive loss	$(828)	$(752)	$(2,832)	$(7,786)

Net loss per share:

Basic and diluted	$(0.54)	$(0.49)	$(1.84)	$(5.07)

Shares used in computing net loss per share:

Basic and diluted	1,535	1,535	1,535	1,535

See accompanying independent certified public accountants’ review report and notes to condensed consolidated financial statements.

PowerCerv Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine months ended September 30,

	2001	2000

Cash flows from operating activities:

Net loss	$(2,832)	$(7,786)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	557	585

Deferred revenue	(290)	(427)

Changes in assets and liabilities	988	3,009

Net cash flows used in operating activities	(1,577)	(4,619)

Cash flows from investing activities:

Payment received on notes receivable	234	—

Return of investment in third party	—	500

Purchase of intangible asset	—	(250)

Purchases of property and equipment, net	(21)	(29)

Net cash flows provided by investing activities	213	221

Cash flows from financing activities:

Net proceeds from issuance of common stock	—	871

Net proceeds from issuance of preferred stock	562	—

Net cash flows provided by financing activities	562	871

Net decrease in cash and cash equivalents	(802)	(3,527)

Cash and cash equivalents, beginning of period	2,136	6,224

Cash and cash equivalents, end of period	$1,334	$2,697

See accompanying independent certified public accountants’ review report and notes to condensed consolidated financial statements.

PowerCerv Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except peer share amounts)

A. Basis of Presentation

     The condensed consolidated balance sheet of PowerCerv Corporation and its subsidiary (collectively, the “Company”) as of September 30, 2001, and the condensed consolidated statements of operations for the three and nine months ended September 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001, and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 2000, has been derived from the Company’s audited consolidated financial statements at that date.

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

     The results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

     In June 2001, the Company implemented a one-for-nine reverse stock split. All share and per share amounts included herein give effect to the reverse stock split.

     In August 2001, the Company closed on the sale of $800 of Preferred Stock at $1.00 per share. The Company received $600 in cash and $200 in notes receivable. The Preferred Stock is convertible to Common Stock at a conversion rate of one share of Common Stock for each share of Preferred Stock being converted. The Preferred Stock carries no dividend or coupons and will be redeemable after five years. In connection with this transaction, the Company issued warrants to a shareholder.

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

     In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all

PowerCerv Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except peer share amounts)

entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is for financial statements issued for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operation.

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

PowerCerv Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except peer share amounts)

C. Earnings (Loss) Per Share Data

     The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Basic:

Net loss	$(828)	$(752)	$(2,832)	$(7,786)

Average shares outstanding	1,535	1,535	1,535	1,535

Basic EPS	$(0.54)	$(0.49)	$(1.84)	$(5.07)

Diluted:

Net loss	$(828)	$(752)	$(2,832)	$(7,786)

Average shares outstanding	1,535	1,535	1,535	1,535

Net effect of dilutive stock options— based on the treasury stock method	—	—	—	—

Totals	1,535	1,535	1,535	1,535

Diluted EPS	$(0.54)	$(0.49)	$(1.84)	$(5.07)

     Common stock equivalents in the three and nine month periods ended September 30, 2001 and September 30, 2000, were anti-dilutive due to the net loss sustained by the Company during those periods. Therefore, the diluted net loss per share in these periods is the same as the basic net loss per share.

     The Company held its annual meeting of shareholders on June 1, 2001. At this meeting, the shareholders approved an amendment to PowerCerv’s Articles of Incorporation to effect a reverse stock split and authorized the Board of Directors to make the final determination on the reverse stock split. The Board of Directors at its June 1, 2001, meeting approved a 1-for-9 reverse stock split effective June 4, 2001. Prior periods have been adjusted to reflect the reverse stock split.

D. Commitments

     The Company has entered into employment agreements with certain of its executive officers. Information regarding these agreements is available in the Company’s 2000 Annual Report.

E. Contingencies

     A complaint was filed on July 24, 1997, in the United States District Court for the Middle District of Florida, entitled J. Conrad Lifsey v. Harold Ross, Gerald Wicker, Marc J. Fratello, Roy E. Crippen, III, Donald B. Hebb, Jr., Thomas S. Roberts, PowerCerv Corporation, Alex Brown & Sons, Inc., Robertson, Stephens & Company, ABS Capital Partners, L.P., Summit Investors III, L.P (collectively the “Defendants”). The complaint purports to be a class action on behalf of those persons who purchased

PowerCerv Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except peer share amounts)

shares of the Company’s common stock from March 1, 1996 (the date of the Company’s initial public offering of its common stock (“IPO”)) through July 24, 1996. The complaint alleges, among other things, that defendants violated the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”) in connection with the Company’s IPO and in its subsequent securities filings, press releases and other public statements. The plaintiffs sought damages of an unspecified amount, rescission of certain securities sales and certain other remedies.

     In January 2001, the district court granted the Defendants’ motion to dismiss but provided the plaintiffs leave to file an amended complaint. The plaintiffs filed an amended complaint and the Defendants again filed a motion to dismiss the amended pleading. In July 2001, the parties to the litigation reached an agreement in principle for settlement of the litigation. The district court entered an order on July 12, 2001, dismissing the case without prejudice. The parties have agreed to a settlement and have filed with the Court a Memorandum of Understanding. The parties are currently drafting and negotiating the terms of the settlement. The Company believes that the entire settlement amount will be paid by the Company’s insurer.

     The Company, in the normal course of business, is also subject to miscellaneous other legal proceedings. The Company is defending these proceedings and anticipates that it will be successful and/or able to resolve these matters in a manner that will not materially affect the Company’s financial condition or results of operations.

F. Income Taxes

     As of September 30, 2001, the Company had a deferred tax asset of $13,298 that is fully reserved.

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

PowerCerv Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except peer share amounts)

     The following tables provide the various segment data:

	Three Months Ended September 30, 2001				Nine Months Ended September 30, 2001

	License	Services	Unallocated	Total	License	Services	Unallocated	Total
Revenues from external Customers	$125	$1,430	—	$1,555	$1,211	$4,006	—	$5,217

Segment profit (loss)	$(742)	$572	$(658)	$(828)	$(1,909)	$1,180	$(2,103)	$(2,832)

	Three Months Ended September 30, 2000				Nine Months Ended September 30, 2000

	License	Services	Unallocated	Total	License	Services	Unallocated	Total

Revenues from external Customers	$1,470	$2,129	—	$3,599	$2,998	$6,433	—	$9,431

Segment profit (loss)	$(787)	$903	$(868)	$(752)	$(5,293)	$1,817	$(4,310)	$(7,786)

     There were no transactions between segments. The unallocated amounts are made up of the following items:

	Three	Nine	Three	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2001	September 30, 2001	September 30, 2000	September 30, 2000

General and administrative costs	$(673)	$(1966)	$(736)	$(3,146)

Work force reduction	—	(193)	(162)	(873)

Interest and other income (expense), net	15	66	37	(36)

Income tax expense	—	(10)	(7)	(255)

	$(658)	$(2,103)	$(868)	$(4,310)

I. Work Force Reduction and Other

     During the first quarter of 2001, the Company announced and completed a work force reduction in line with its objective to streamline overall operations and improve financial condition. The Company recorded a restructuring charge of $169 related to severance costs for approximately 30 employees (1 senior-level staff and 29 non senior-level employees primarily in research and development and services). As of September 30, 2001, approximately $33 remains in accrued liabilities for severance payments.

     During the second quarter of 2001, the Company implemented a minor workforce reduction resulting in the elimination of approximately nine positions throughout the Company. The Company recorded a restructuring charge of $24 related to severance costs associated with the terminations. As of September 30, 2001, these costs have been substantially paid.

     During the second quarter of 2000, the Company initiated actions to reduce its work force and undertook cost cutting measures. The Company recorded a restructuring charge related to a work force reduction and other expenses totaling $873 of which $711 was recorded in the second quarter and $162 was recorded in the third quarter. The total restructuring charge includes severance and related costs of $649 (4 senior-level staff and 35 non senior-level employees primarily in sales, services and research and development) and costs of $224 related to office closings. As of September 30, 2001, approximately

PowerCerv Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except peer share amounts)

$241 remains in accrued liabilities in connection with the 2000 restructuring including $209 of severance cost. As part of the restructuring plan, the Company’s Chairman assumed the role of Chief Executive Officer, and the previous Chief Executive Officer is no longer with the Company. Office closings were completed during the third quarter of 2000.

J. Preferred Stock

     During the third quarter of 2001, the Company issued 800 shares of convertible Preferred Stock. The Preferred Stock is convertible to Common Stock at a conversion rate of one share of Common Stock for each share of Preferred Stock being converted. The Preferred Stock carries no dividend or coupons and will be redeemable after five years. In consideration for the Preferred Stock, the Company received cash of $600 and notes receivable of $200 and incurred financing costs of $38. The notes receivable are included as a reduction of shareholders equity.

PowerCerv Corporation

Item 2. Management’s Discussion and Analysis of
Financial Conditions and Results of Operations
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

PowerCerv Corporation

Item 2. Management’s Discussion and Analysis of
Financial Conditions and Results of Operations
(dollars in thousands)

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

     In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is for financial statements issued for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operation.

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

PowerCerv Corporation

Item 2. Management’s Discussion and Analysis of
Financial Conditions and Results of Operations
(dollars in thousands)

Results of Operations

     The following table sets forth, for the periods indicated, certain financial data regarding the Company’s revenues derived from license fees and service fees from continuing operations:

	Three months ended			Nine months ended
	September 30,			September 30,

Revenues	2001	Change	2000	2001	Change	2000

License fees	$125	(91%)	$1,470	$1,211	(60%)	$2,998

Percentage of total revenues	8%		41%	23%		32%

Service fees	$1,430	(33%)	$2,129	$4,006	(38%)	$6,433

Percentage of total revenues	92%		59%	77%		68%

     License fees. The Company’s license fees are derived from licensing the Company’s application products. In addition, any royalty fees earned are included in license fees. The Company establishes its licensing fees using a tiered pricing approach based on the number of concurrent servers and users. Source code licenses are available at an additional cost.

     License fees decreased for the three and nine-month periods ended September 30, 2001, compared to the same periods in 2000. The decrease was due to fewer license deals closed in the second and third quarters of the current year partly due to a significant slowdown in the economy and delayed recovery. The Company continues its telemarketing activities in an effort to generate sales leads. Although the Company believes there will likely be growth in its license revenue, there can be no assurance that the Company’s license revenues will increase in accordance with management’s expectations, if at all.

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
Financial Conditions and Results of Operations
(dollars in thousands)

Costs and Expenses

     The following table sets forth, for the periods indicated, certain financial data regarding the Company’s costs associated with its license fees and services:

	Three months ended			Nine months ended
	September 30,			September 30,

Cost of Revenues:	2001	Change	2000	2001	Change	2000

Cost of licenses	$58	(84%)	$369	$215	(65%)	$609

Gross profit percentage	54%		75%	82%		80%

Cost of services	$858	(30%)	$1,226	$2,826	(39%)	$4,616

Gross profit percentage	40%		42%	29%		28%

     Cost of licenses. The cost of licenses consists primarily of production costs, royalties associated with certain modules of the Company’s application products and the amortization of intangible assets. The cost of licenses for the three and nine-month periods ended September 30, 2001 decreased 84% and 65%, respectively compared to 2000 primarily resulting from fewer third party fees on licenses sold offset by higher amortization expense. The gross profit percentage for the three months ended September 30, 2001 decreased compared to the same period in 2000 due to significantly lower license fees and the fixed nature of amortization costs.

     Cost of services. The cost of services consists primarily of compensation and travel costs associated with providing consulting, product support and maintenance, technical services and education. The cost of services decreased 30% and 39% for the three and nine-month periods ended September 30, 2001, respectively, compared to 2000 primarily due to a lower compensation expense and operating costs for the periods. In addition to the 2000 workforce reduction, the Company’s January 2001 work force reduction resulted in the elimination of approximately seven service positions. The Company expects to realize gross annual savings of approximately $600 as a result of these terminations. A minor work force reduction was also implemented in the second quarter of 2001 resulting in the termination of two additional service positions. The Company believes that these reductions have resulted in lower expenses and increased utilization of remaining service personnel; however, there can be no assurance that the Company will return to profitability as a result of these actions.

     The following table sets forth, for the periods indicated, certain financial data regarding the Company’s operating expenses:

	Three months ended			Nine months ended
	September 30,			September 30,

Operating Expenses:	2001	Change	2000	2001	Change	2000

General and administrative	$673	(9%)	$736	$1,966	(38%)	$3,146

Percentage of total revenues	43%		20%	38%		33%

Sales and marketing	$386	(63%)	$1,054	$1,391	(69%)	$4,500

Percentage of total revenues	25%		29%	27%		48%

Research and development	$423	(49)%	$834	$1,514	(52%)	$3,182

Percentage of total revenues	27%		23%	29%		34%

PowerCerv Corporation

Item 2. Management’s Discussion and Analysis of
Financial Conditions and Results of Operations
(dollars in thousands)

     General and administrative (G&A). G&A expenses include general compensation, communications, accounting, human resources, legal and related facilities expenses. The decrease in G&A expenses for the three and nine-month periods ended September 30, 2001, compared to 2000, primarily resulted from lower compensation, bad debt and other operating costs. G&A expense increased as a percentage of total revenue due to significantly lower revenue in the three months ended September 30, 2001. The Company believes that cost cutting measures have resulted in lower expenses and increased utilization of remaining G&A personnel; however, there can be no assurance that the Company will return to profitability as a result of these actions.

     Sales and marketing. Sales and marketing expenses primarily consist of compensation paid to sales and marketing personnel; costs of marketing, including direct mail and telemarketing activities; costs of public relations, including trade shows and conferences; and related communications costs. Sales and marketing costs decreased 63% and 69% for the three and nine-month periods ended September 30, 2001, respectively, as compared to the same periods in 2000 primarily as a result of lower compensation in the current periods. The sales and marketing expense as a percentage of total revenue decreased due to substantial cost cutting measures implemented by the Company in 2000 and 2001. The Company’s January 2001 work force reduction resulted in the elimination of approximately four sales and marketing positions. The Company expects to realize gross annual savings of approximately $220 as a result of these terminations. A minor work force reduction was also implemented in the second quarter of 2001 resulting in the elimination of three additional sales and marketing positions. Further, certain non-critical costs were discontinued or deferred until revenue increases to adequate levels. The Company believes that these reductions have resulted in lower expenses and increased utilization of remaining sales and marketing personnel; however, there can be no assurance that the Company will return to profitability or that there will not be any negative impact as a result of these actions.

     Research and development (R&D). R&D costs consist primarily of compensation and related facilities, software and equipment costs associated with developing, maintaining and enhancing the Company’s products. Historically, the Company has not capitalized any internal R&D costs as the costs incurred during the period between the point in time that technological feasibility is established and that a product is released to the market have been insignificant. R&D costs decreased 49% and 52% for the three and nine-month periods ended September 30, 2001, as compared to the same periods in 2000, primarily due to decreased personnel costs. The Company’s January 2001 work force reduction resulted in the elimination of approximately 17 R&D positions. The Company expects to realize gross annual savings of approximately $1.3 million as a result of these terminations. A minor work force reduction was also implemented in the second quarter of 2001 resulting in the elimination of two additional R & D positions. The Company believes that these reductions have resulted in lower expenses and increased utilization of remaining R&D personnel; however, there can be no assurance that the Company will return to profitability or that there will not be any negative impact as a result of these actions.

     Work force reduction and other.      During the first quarter of 2001, the Company announced and completed a work force reduction in line with its objective to streamline operations and improve financial condition. The Company recorded a restructuring charge of $169 related to severance costs for approximately 30 employees (1 senior-level

PowerCerv Corporation

Item 2. Management’s Discussion and Analysis of
Financial Conditions and Results of Operations
(dollars in thousands)

staff and 29 non senior-level employees primarily in research and development and services). As of September 30, 2001, approximately $33 remains in accrued liabilities for severance payments in connection with the restructuring.

     During the second quarter of 2001, the Company implemented a minor workforce reduction resulting in the elimination of approximately nine positions throughout the Company. The Company recorded a restructuring charge of $24 related to severance costs associated with the terminations. As of September 30, 2001, these costs have been substantially paid.

     During the second quarter of 2000, the Company initiated actions to reduce its work force and undertook cost cutting measures. The Company recorded a restructuring charge related to a work force reduction and other expenses totaling $873 of which $711 was recorded in the second quarter and $162 was recorded in the third quarter. The total restructuring charge includes severance and related costs of $649 (4 senior-level staff and 35 non senior-level employees primarily in sales, services and research and development) and costs of $224 related to office closings. As of September 30, 2001, approximately $241 remains in accrued liabilities including $209 of severance cost. As part of the restructuring plan, the Company’s Chairman has assumed the role of Chief Executive Officer, and the previous Chief Executive Officer is no longer with the Company. Office closings were completed during the third quarter of 2000.

     The Company believes that these reductions have resulted in lower expenses and increased utilization of its remaining personnel; however, there can be no assurance that the Company will return to profitability as a result of these actions.

     Income taxes.

     As of September 30, 2001, the Company had a deferred tax asset of $13,298 that is fully reserved.

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

PowerCerv Corporation

Item 2. Management’s Discussion and Analysis of
Financial Conditions and Results of Operations
(dollars in thousands)

	As of

	September 30, 2001	Change	December 31, 2000

Working capital	$140	(91%)	$1,625

Cash and cash equivalents	1,334	(38%)	2,136

     Working capital and cash and cash equivalents decreased as of September 30, 2001 compared to December 31, 2000, due to significantly reduced revenues resulting in lower cash and accounts receivable balances and operating losses for the year.

	For the nine
	months ended September 30,

	2001	Change	2000

Cash used in operating activities	$(1,577)	66%	$(4,619)

Cash provided by investing activities	213	(4%)	221

Cash provided by financing activities	562	(35%)	871

     For the nine month period ended September 30, 2001, cash used by operating activities totaled $1,577 due principally to lower than anticipated license revenue for the period and consequently lower service fees for the nine month period.

     The Company’s cash provided by investing activities totaled $213 for the nine-month period ended September 30, 2001, principally due to payments received on notes receivable ($234) offset by purchases of fixed assets ($21). The cash used in investing activities for the nine-month period ended September 30, 2000, was principally due to the proceeds from a return of the Company’s investment in a third party ($500), offset by purchases of software and fixed assets ($279).

     The Company’s cash provided by financing activities totaled $562 for the nine-month period ended September 30, 2001, resulting from a private equity offering in which the Company issued convertible preferred stock.

     At September 30, 2001, the Company’s primary source of liquidity consisted of its cash and cash equivalents balance of $1,334 and its short-term accounts receivable balance of $1,772. The Company is currently seeking other sources of equity. There can be no assurances that such funds will be available to the Company or, if available, would be on terms satisfactory to the Company.

PowerCerv Corporation

Item 2. Management’s Discussion and Analysis of
Financial Conditions and Results of Operations
(dollars in thousands)

     Management has recognized that the Company's revenue is not likely to return to the levels previously achieved in the near future. The Company is dependent upon its ability to generate cash flows from its license and service fees, as well as the collection of its outstanding accounts receivable, to maintain its current liquidity levels. As a result of the continuing economic downturn and its anticipated impact on the Company's revenues, management has taken steps to streamline operations and improve the financial condition of the Company. These steps include restructuring initiatives that commenced in 2000 as well as strategies and actions already taken or planned for 2001, including workforce reductions that were implemented in the first and second quarters of 2001. Additionally, management has reduced or deferred certain wages for senior executives and will use best efforts to eliminate costs that have been evaluated as non-critical to the success of the Company’s core strategies.

     In the third quarter of 2001, the Company successfully completed the sale of 800 shares of its Series C Convertible Preferred Stock. The Company received $600 in cash and two notes receivable in the aggregate principal amount of $200.

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

     Nasdaq gave the Company until August 15, 2001, to comply with the continued listing requirements of the Nasdaq SmallCap Market, in particular the requirement to maintain a minimum net worth of $2 million. The Company was unable to comply with the continued listing requirements, therefore the Company’s common stock now trades in the over-the-counter market on the OTC Bulletin Board or through the “pink sheets.” The Company’s shareholders may find it more difficult to obtain a price quotation for or sell the Company’s common stock. The delisting of the Company’s common stock from the Nasdaq SmallCap Market therefore may have an adverse impact on the market price and liquidity of the Company’s common stock.

PowerCerv Corporation

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     The Company had no holdings of derivative financial or commodity instruments at September 30, 2001. The Company has no significant exposure to interest rate or foreign currency exchange rate risks. An increase in interest rates of 100 basis points would not significantly impact the Company’s net income. Generally, all of the Company’s business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations should not have a significant impact on the Company.

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT’S REVIEW REPORT

The Board of Directors
PowerCerv Corporation

We have reviewed the accompanying condensed consolidated balance sheet of PowerCerv Corporation as of September 30, 2001, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the three and nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company’s management.

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

/s/ Grant Thornton, LLP

Tampa, Florida
October 18, 2001

PowerCerv Corporation

Part II. Other Information

Item 1. Legal Proceedings

     A complaint was filed on July 24, 1997, in the United States District Court for the Middle District of Florida, entitled J. Conrad Lifsey v. Harold Ross, Gerald Wicker, Marc J. Fratello, Roy E. Crippen, III, Donald B. Hebb, Jr., Thomas S. Roberts, PowerCerv Corporation, Alex Brown & Sons, Inc., Robertson, Stephens & Company, ABS Capital Partners, L.P., Summit Investors III, L.P (collectively the “Defendants”). The complaint purports to be a class action on behalf of those persons who purchased shares of the Company’s common stock from March 1, 1996 (the date of the Company’s initial public offering of its common stock (“IPO”)) through July 24, 1996. The complaint alleges, among other things, that defendants violated the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”) in connection with the Company’s IPO and in its subsequent securities filings, press releases and other public statements. The plaintiffs sought damages of an unspecified amount, rescission of certain securities sales and certain other remedies.

     In January 2001, the district court granted the Defendants’ motion to dismiss but provided the plaintiffs leave to file an amended complaint. The plaintiffs filed an amended complaint and the Defendants again filed a motion to dismiss the amended pleading. In July 2001, the parties to the litigation reached an agreement in principle for settlement of the litigation. The district court entered an order on July 12, 2001, dismissing the case without prejudice. The parties have agreed to a settlement and have filed with the Court a Memorandum of Understanding. The parties are currently drafting and negotiating the terms of the settlement. The Company believes that the entire settlement amount will be paid by the Company’s insurer.

     The Company, in the normal course of business, is also subject to miscellaneous other legal proceedings. The Company is defending these proceedings and anticipates that it will be successful and/or able to resolve these matters in a manner that will not materially affect the Company’s financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

     In the third quarter of 2001, the Company sold an aggregate of 800,000 shares of its Series C Convertible Preferred Stock to nine investors at a purchase price of $1.00 per share. Each share of Series C Preferred Stock is convertible into one share of the Company's common stock, subject to certain adjustments. The offering was undertaken in accordance with the exemption from registration set forth in Section 4(2) of the Securities Act. Offers to buy the Series C Preferred Stock were made to a limited number of qualified investors and no general solicitation was involved. Each of the purchasers was an accredited investor.

     As consideration for the shares, the Company received $600,000 in cash and two notes receivable in the aggregate principal amount of $200,000. The Company did not pay any commissions in connection with this offering. In order to undertake this offering, the Company was required pursuant to the terms of a shareholders' agreement to obtain the consent of a significant shareholder. In connection with obtaining that shareholder's consent, the Company granted to that shareholder a warrant to purchase up to 222,222 shares of the Series C Preferred Stock at a purchase price of $1.00 per share. The warrant may be exercised until August 30, 2002.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

15.1 Accountants’ Letter regarding Unaudited Interim Financial Information.

(b)	Reports on Form 8-K

None

PowerCerv Corporation

Form 10-Q

(for the quarterly period ended September 30, 2001)

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PowerCerv Corporation

Date:	November 14, 2001	/s/ Marc J. Fratello Marc J. Fratello, President, Chief Executive Officer and Chairman of the Board (Duly Authorized Officer)

Date:	November 14, 2001	/s/ Aria L. Siplin Aria L. Siplin, Chief Financial Officer, Treasurer (Principal Financial Officer)