Form 10KSB
period 2001-12-31
POWERCERV CORP
filed 2002-04-16
CIK 1005758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission File Number 0-27574

PowerCerv Corporation
(Name of small business issuer as specified in its charter)

Florida	59-3350778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 North Ashley Drive, Suite 2700, Tampa, Florida 33602
(Address of principal executive offices, including zip code)

(813) 226-2600
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: none
Securities registered pursuant to Section 12(g) of the Act: common stock, par value $.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10- KSB.  ☐

The revenue of the registrant for the fiscal year ended December 31, 2001 was $6,106,762.

The aggregate market value of the registrant’s voting stock held by non-affiliates as of April  8, 2002 was approximately $607,028. There were 1,313,000 shares of the registrant’s common stock, par value $.001 per share, outstanding on April 8, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, which Proxy Statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2001, are incorporated by reference in Part III of this Annual Report on Form 10- KSB.

POWERCERV CORPORATION

Form 10-KSB Annual Report

PART I

     This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about PowerCerv Corporation’s (the “Company”, as further defined below) industry, management’s beliefs and certain assumptions made by the Company’s management as discussed in “Management’s Discussion and Analysis or Plan of Operations.” It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements.

Item 1. Description of Business

     General

     The Company is focused on delivering enterprise commerce management solutions to small and medium size discrete manufacturing companies with annual revenues between $5 million and $250 million. The Company utilizes its own direct sales and professional service organization to serve customers in North America, while using distributors and channel partners to sell and support its products internationally.

     Management believes that PowerCerv is one of the first enterprise application vendors to develop, promote and license an integrated enterprise application software solution featuring integrated e-business, Customer Relationship Management (CRM) and Enterprise Resource Planning (ERP) applications. The Company refers to its full suite of integrated CRM and ERP enterprise application software products as ERP Plus™, and it consists of front-office CRM software (SFA Plus™ and Support Plus™) and back-office ERP solutions (Financials Plus™, Distribution Plus™ and Manufacturing Plus™) that are integrated with PowerCerv’s e-business applications (eSeries). The most recent addition to the Company’s line of enterprise application software solutions, eSeries consists of five Web-based software modules: eView, eOrder, eCRM, eDashboard and eConfigure.

     PowerCerv eSeries applications are designed to enable users to extend their enterprise operations via the Internet to successfully respond to customers, suppliers and partners around the world, 24 hours a day. The Company’s front-office CRM application products have the ability to increase the effectiveness of sales organizations and customer support centers in primarily two ways. First, SFA Plus provides sales opportunity management for maximum sales efficiency. Second, Support Plus provides solutions for tracking customer problems and issue resolution management. PowerCerv’s back-office ERP application products facilitate the management of resources and information to allow companies to reduce order fulfillment times, improve operating efficiencies and measure critical company performance against defined objectives. All PowerCerv e-business, CRM and ERP solutions are integrated to facilitate a seamless front-office/back-office solution.

     The Company’s research and development efforts are directed primarily toward new features in its application products. The Company has additional applications and tools that it sells to expand the transaction intensive solutions mentioned above. These additional applications and tools include PowerCerv Vision™ (business process mapping software), PowerCerv Intelligence™ (business intelligence/on-line analytical processing (“OLAP”) reporting software), remote synchronization software for SFA Plus and the PowerCerv Software Development Kit (SDK).

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

     The Company’s principal offices are located at 400 North Ashley Drive, Suite 2700, Tampa, Florida 33602, and its telephone number is (813) 226-2600. PowerCerv’s Website is located at http://www.powercerv.com. Information contained in the Website is not a part of this Annual Report on Form 10-KSB.

     Products

     Products and Services

     In March 2000, the Company launched the PowerCerv eSeries of Web-based applications designed to extend the user’s enterprise operations beyond their four walls and across the entire virtual supply chain. eSeries is integrated with ERP Plus and consists of the following modules: eView, eOrder, eCRM, eDashboard and eConfigure. eView is designed to allow users to remotely view the status of an item in the value chain, anytime from remote computers. eOrder is designed to deliver online business-to-business (B2B) order taking and processing capabilities. eCRM is designed to allow companies to initiate B2B CRM activities such as lead capture, campaign management, case entry, case diagnostics and case tracking via the Web. eDashboard is designed to deliver critical business performance and status information to executive-level personnel via the Web. eConfigure provides integrated Web-based product configuration, and is designed to enable users to configure items over the Web or from within the ERP Plus Distribution Order Entry and Quote processes.

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

     The following table summarizes certain information about the Company’s products:

PRODUCT	PRODUCT DESCRIPTION
PowerCerv Enterprise
Application Products

ERP Plus	A comprehensive suite of CRM and ERP applications. ERP Plus consists of SFA Plus, Support Plus, Manufacturing Plus, Distribution Plus and Financials Plus — all developed by PowerCerv for a consistent look-and-feel and enhanced implementation and maintenance.

Manufacturing Plus	Multiple modules that address manufacturing resource planning, scheduling, purchasing, shop floor control, configuration management and performance management.

Distribution Plus	Multiple modules that address order processing, returned goods processing, quotation processing, customer profiling, marketing and sales, pricing, shipping, freight, invoicing and inventory/warehouse management.

Financials Plus	Multiple modules that address accounting, financial and business management needs including general ledger, accounts payable, accounts receivable, project accounting, order processing and inventory.

SFA Plus	SFA Plus provides marketing campaign management, sales activity planning and management, quoting and pipeline management as well as comprehensive contact management.

Support Plus	Support Plus provides case management, item registration, serial/lot tracking of registered products, repair information, warranty tracking, diagnostic tracking, problem management, case logs, case history, repair history, returned material authorization processing and tracking, and depot repair.

PowerCerv eSeries	eSeries consists of eView, eOrder, eCRM, eDashboard and eConfigure, which are self-service Web-based applications that help companies touch their virtual supply chains in a variety of methods. These new modules deliver benefits to online customers by increasing the number of touch-points and adding value via the Web.

eView	eView is designed to allow users to remotely view the status of an item in the value chain, anytime from remote computers.

eOrder	eOrder is designed to deliver online business-to-business (B2B) order taking and processing capabilities.

eCRM	eCRM is designed to allow companies to initiate B2B CRM activities such as lead capture, campaign management, case entry, case diagnostics and case tracking via the Web.

eDashboard	eDashboard is designed to deliver critical business performance and status information to executive-level personnel via the Web.

eConfigure	eConfigure, which was released in 2001, extends PowerCerv’s existing e-business offerings to include integrated Web-based product configuration. It is designed to enable users to configure items over the Web or from within the ERP Plus Distribution Order Entry and Quote processes. PowerCerv Intelligence provides the tools necessary to turn all the data in your enterprise application into useful business information. Comprehensive report writing as well as on line analytical processing (OLAP) reporting and integrated internet

PowerCerv Intelligence	reporting and distribution utilizing both push and pull technology.

PowerCerv Vision	Comprised of four distinct components - Business Processes, Implementation Methodology, Total Enterprise Training and Data Migration — PowerCerv Vision helps companies document their internal processes, facilitates faster system installations and teaches users how to maximize the potential of their PowerCerv enterprise application solutions.

Services

     The Company’s services consist of the following:

     Consulting Services. The Company provides a range of professional technical and business consulting services for the Company’s ERP Plus and web enabled application products. These services include application analysis, detailed pre-implementation consulting, project management, application customization and modification, integration programming, system implementation and deployment, and application education and training services. PowerCerv consulting services are not included in the price of its software licensing fees.

     The Company’s services are provided to customers pursuant to written service agreements and “statements of work.” These agreements detail the scope of the consulting services to be provided and the applicable hourly billing rates, indicate payment and warranty terms, require separately executed change orders for any statement of work modifications, identify project management personnel responsible, and require weekly and/or monthly status meetings between PowerCerv and its customers. PowerCerv consulting services are generally billed on a time and materials basis. Additionally, travel and living expenses incurred as a result of the consulting are billed separately.

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

     Education Services. Education services consist of end-user education on the Company’s enterprise application software products. End-user education involves providing comprehensive education and training classes on the use of the PowerCerv application products in an efficient and cost-effective manner. Customized education and training programs are also available to meet the end-user customers’ specific requirements. The Company provides its customers classroom training in its corporate office. In addition, training courses are frequently provided at customer sites, using customer facilities and equipment, with the Company providing the instructor, class materials and in some cases, equipment. Some classes are offered on a per-student basis and other classes are offered on a negotiated fixed-fee basis.

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

Customers

     The Company’s current customers include, but are not limited to, Chatsworth Products, Inc., Textron E-Z-GO, Jetson Direct Mail Services, Inc., Lakeshore Cryotronics, Quorum International, Visioneering, Norris Rods, Big Sky Carvers, Luck Stone Corporation, National Partitions, Advanced Flexible Composites and TIPCO. The Company continues to focus its marketing and sales efforts primarily on small and medium size discrete manufacturing companies with annual revenues between $5 and $250 million.

Marketing, Sales and Distribution

     The Company’s application products are sold through a direct sales force and through a select network of Value Added Resellers (VARs), distributors and partners who generally serve in their respective capacities on a nonexclusive basis. As of April 8, 2002, the Company’s sales and marketing organizations had 4 full-time employees.

     The Company believes that it has maintained its most experienced and knowledgeable sales personnel and expects them to be able to effectively resell into the customer base while pursuing a select group of targeted new customers. Over the next 6 months, the Company expects to be able to rehire some of its sales personnel if needed; however, there can be no assurance that the Company will be able to rehire these individuals or that its existing sales staff will be able to achieve the Company’s sales objectives.

     The Company utilizes a direct sales force to sell its enterprise application software solutions. The strategy of the Company’s direct sales force is to identify companies in the target market and engage those accounts in a sales campaign once a target company has acknowledged its interest in the Company’s enterprise software solutions and identify resell opportunities with the Company’s existing customer base. The Company’s sales force uses a structured sales methodology to maximize the efficiency of its sales resources and maximize its competitiveness.

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

     The Company maintains a World Wide Web site at http://www.powercerv.com (information contained in the Web site is not a part of this Annual Report on Form 10-KSB) that serves as a marketing communications vehicle. The Company also publishes all of its product and service information on its World Wide Web site, including a full color version of its product literature, recent press releases, selected reprinted press coverage, the Company’s training schedule and other relevant information pertaining to its full suite of products and services.

     Products are generally shipped as orders are received and, accordingly, the Company has historically operated with little or no backlog. Because of the generally short cycle between order and shipment, the Company does not believe that its backlog as of any particular date is meaningful.

Product Development

     During 2001, the Company made investments in internal research and development as well as technology advancements. The Company’s product development efforts are focused primarily on continued enhancement of its ERP Plus and eSeries application products to meet the needs and requirements of mid-size companies. The Company believes its future performance will depend, in large part, on its ability to maintain and enhance its current product line to meet the needs of this target market, its development of new application products, as well as exploiting emerging technologies. As of April 8, 2002, the Company had 7 full-time employees in its product development group but supplements it when needed with outside consultants. The Company believes that it has maintained an experienced and knowledgeable product development group and expects them to be able to effectively maintain and enhance its current product line. However, there can be no assurance that outside consultants will continue to be available or that its existing product development staff will be able to effectively maintain and enhance its current product line on a timely basis. Research and development expenses consist primarily of salaries for employees in the product development group and a portion of the related overhead. Research and development expenses are charged to operations as incurred. Research and development expenditures were approximately $2.0 million in 2001 and $4.1 million in 2000.

     In April 2001, the Company released version 9.0.02 of its ERP Plus application products on schedule and as planned. The new release added features to the Company’s application products. Version 9.0.02 also included the newest addition to the eSeries suite of eBusiness applications - eConfigure. Technology upgrades to the latest versions of operating systems, development tools, and database platforms were also included in Version 9.0.02 of the Company’s ERP Plus application products.

     The Company plans to continue to enhance its ERP Plus and eSeries application products to address the evolving needs of small and medium size companies in its target market. In particular, the Company intends to continue pursuing improved functionality on its existing application products and to make changes to the base products to suit customer requirements. The objectives of the product development group include taking advantage of features such as multiple hardware platform support, database independence, multiple network support and support for various operating systems (Microsoft Windows, Microsoft Windows NT, Linux and various versions of UNIX), while offering product features that may modified as needed by the customer.

     The enterprise application and e-commerce software application markets are highly influenced by rapid technological change, adoption of new industry standards, frequent new product introductions, and changing customer demands that can render existing products unmarketable and obsolete. The Company’s future success will depend, in part, upon its ability to enhance its current products and develop and introduce new products that keep pace with technological developments, respond to evolving customer requirements, and achieve market acceptance. In particular, the Company believes it must continue to respond quickly to its customers’ needs for functionality. In the past, the Company has experienced delays in the introduction of new products and product enhancements. There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements, addressing changing customer demands or the adoption of new industry standards, or that the Company will not experience significant delays in the introduction of new products or product enhancements in the future, any of which could have a material adverse effect on the Company’s results of operations.

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

     To date, the Company’s significant alliances include the following organizations:

•	Microsoft Corporation. The Company has entered into an agreement with Microsoft that encourages the Company to integrate Microsoft products and technologies into the Company’s solutions. This designates the Company as a “Microsoft Solution Provider.” In addition, the Company receives frequent briefings on Microsoft’s strategic and technical product direction, participates in joint marketing activities, and receives early access to new software releases. The Company’s entire suite of products utilizes Microsoft SQL Server, Windows NT Server, Windows 9x and Windows 2000. The Company’s eSeries products are built upon the Microsoft.net development tools and technology. In addition, the Company’s solution has received the important Microsoft BackOffice certification.

•	IBM Corporation. The Company has participated in marketing alliances and activities with International Business Machines Corp. Specifically, the Company announced that its ERP Plus product suite achieved validation in the IBM NetFinity ServerProven program with both the Linux and Windows NT operating system platforms.

•	Sybase, Inc. The Company has entered into a strategic marketing relationship with Sybase. The relationship includes joint marketing activities, press releases announcing the availability and performance of the Company’s products on Sybase platforms, publications of joint success stories and other items of a similar nature. The Company’s products utilize the Sybase Adaptive Server Enterprise as the foundation RDBMS of its ERP Plus product suite. The Company’s ERP Plus products utilize Sybase PowerBuilder as the foundation application development tool.

•	Best Software, Inc. - The Company has entered into an agreement with Best Software, a wholly owned subsidiary of The Sage Group PLC, where the Company has agreed to re-sell the Best! Imperativ Fixed Assets product as a solution for customers that need fixed assets as part of their financial solution. The Company has integrated the product into the Company’s Financials Plus solution for customers.

•	Brio Technology, Inc. - The Company has entered into an agreement whereby the Company private labels the BRIO product suite as the basis for its PowerCerv Intelligence. The Company has added functionality to these products to integrate them into the Company’s ERP Plus product suite.

•	The COBRE Group - The Company has entered into an agreement whereby the Company private labels Helpmate 2.0 as the basis for its PowerCerv Vision product.

•	Digex, Inc. — The Company has signed a technology agreement with Digex, Inc. to enable PowerCerv to offer Integrated Enterprise Response as a service delivered via the Internet.

•	Kewill E Commerce - The Company has signed an agreement with Kewill E Commerce, Inc. Under the agreement, PowerCerv offers Clippership 32®, Kewill’s award-winning, shipment processing software for Windows, as an integrated optional module in its PowerCerv ERP Plus product.

•	Sterling Commerce The Company has entered into an agreement with Sterling, a subsidiary of SBC Communications, Inc., where the Company resells and implements Sterling Commerce’s GENTRAN business process integration software as part of its ERP solution, PowerCerv ERP Plus.

•	Taylor Manufacturing System, Inc. - The Company has entered into a strategic marketing relationship with Taylor Manufacturing Systems where the Company has integrated the Taylor TESS Advanced Planning & Scheduling product into the Company’s ERP Plus product suite.

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

     The Company competes in the enterprise application and e-commerce software and services market on the following merits: A focus on the mid-size U.S. companies; product functionality; integrated CRM, ERP and eSeries application software solutions. In addition, the Company competes on its application software customization capabilities, single-source implementation solution, quicker time to benefit, open and industry standard technology platforms, professional services and total cost of ownership. The Company currently competes primarily with (i) other vendors of software focused on the specific needs of mid-size U.S. companies, which include QAD, IFS, Epicor, Mapics, Made2Manage, Frontstep, Lilly Software, Microsoft, Great Plains, Peoplesoft, J.D. Edwards and Oracle and (ii) VARs and system integrators of the larger enterprise software companies, including SAP AG, Peoplesoft, Inc. and Oracle Corporation, which target mid-size and larger companies. In addition, customers who have a large installed base of legacy systems may resist committing the time and resources necessary to convert to an open system, client/server-based software suite of products. Further, as the enterprise application software and services market continues to develop, companies with significantly greater resources than the Company may attempt to increase their presence in the target market where the Company is focused by acquiring or forming strategic alliances with competitors of the Company. Increased competition is likely to result in price reductions and related reductions in gross margins and market share, any one of which could materially adversely affect the Company’s business, results of operations and financial condition. See “Management’s Discussion and Analysis or Plan of Operation — Competition.”

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

Employees

     As of December 31, 2001, the Company had 38 full-time employees. These employees included 8 in sales, marketing and related activities, 10 in research and development, 15 in customer support, training, and consulting services, and 5 in information technology, finance, administration and human resources. Subsequent to December 31, 2001, the Company reduced its overall staff. As of April 8, 2002, the Company had 25 full-time employees consisting of 4 in sales and marketing, 7 in product development, 9 in customer support, training and consulting services, and 5 in information technology, finance, administration and human resources. See further discussion in “Management’s Discussion and Analysis or Plan of Operation.” The Company’s employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with employees are good and that it has retained some of its more experienced and knowledgeable staff. The further loss of certain key employees or the Company’s inability to attract and retain other qualified employees could have a material adverse effect on the Company’s future business and operations.

Item 2. Description of Property

     The Company’s corporate headquarters are located in Tampa, Florida, in a 17,000 square foot facility, including office space and customer training facilities, occupied under a lease expiring on August 31, 2002. The Company is in the process of negotiating an extension for its corporate headquarters. The lease expires on August 31, 2002 and includes a three year renewal option.

Item 3. Legal Proceedings

     Lifsey v. Ross, et. al.: A complaint was filed on July 24, 1997, in the United States District Court for the Middle District of Florida, captioned J. Conrad Lifsey vs. Harold R. Ross, Gerald R. Wicker, Marc J. Fratello, Roy E. Crippen, III, Donald B. Hebb, Jr., Thomas S. Roberts, PowerCerv Corporation, Alex Brown & Sons, Inc., Robertson, Stephens & Company, ABS Capital Partners, L.P., Summit Investors II, L.P., and Summit Ventures III, L.P. The complaint purports to be a class action on behalf of those persons who purchased shares of the Company’s common stock from March 1, 1996 (the date of the Company’s initial public offering of its common stock (“IPO”)) through July 24, 1996. The complaint alleges, among other things, that the defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Company’s IPO and in its subsequent securities filings, press releases and other public statements. The parties have agreed to a settlement and have filed with the Court a Memorandum of Understanding. The Parties are currently drafting the terms of the settlement.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

PART II

Item 5. Market For Common Equity and Related Stockholder Matters

     The Company’s common stock had been listed on the Nasdaq SmallCap Market until August 2001, when it was delisted for failure to meet the continued listing requirements. Therefore the Company’s common stock now trades in the over-the-counter market on the OTC Bulletin Board or through the “pink sheets.” The Company’s shareholders may find it more difficult to obtain a price quotation for or sell the Company’s common stock. The delisting of the Company’s common stock from the Nasdaq SmallCap Market therefore may have an adverse impact on the market price and liquidity of the Company’s common stock.

     The following table sets forth the range of high and low sales prices on the National Market for the Common Stock during the two previous years. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

2000	High	Low

1st Quarter	$77.625	$31.500
2nd Quarter	36.000	10.125
3rd Quarter	13.779	5.625
4th Quarter	11.250	1.692

2001	High	Low

1st Quarter	$9.000	$1.690
2nd Quarter	3.510	1.000
3rd Quarter	3.450	.600
4th Quarter	1.280	.600

     As of December 31, 2001, the Company had approximately 140 shareholders of record, and the Company believes there are more than approximately 2,700 beneficial shareholders. The Company declared no dividends in respect of its Common Stock in 2001 and 2000. The Company intends to retain any earnings for use in the business for the foreseeable future.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Overview

     The Company has focused its resources, including product development, marketing and sales efforts, on the needs and requirements of small and medium size discrete manufacturing companies with annual revenues between $5 million and $250 million in this market. The Company’s revenues currently consist primarily of software license fees and fees for services, primarily relating to the Company’s applications, including consulting, education and maintenance and support. Service fees remain the Company’s largest single revenue source, although the Company’s strategy is to seek to increase revenue generated from licensing its ERP Plus and web-enabled eSeries application products.

     The Company was organized in April 1992, and through calendar year 1994 a substantial part of the Company’s revenue was derived from technology resales and consulting and education services. The Company began selling its own license product in the fourth quarter of 1993. Since then, the Company has brought several additional applications to the market.

     On March 31, 1999, the Company sold its general consulting and general education business (consulting and education services other than its application-related services) to a related party. Consideration totaled approximately $10 million and consisted of a combination of cash, PowerCerv common stock and notes. The gain associated with the note receivable that matures in 2004 and has an interest rate of 4.56% was deferred at the time of sale. In 2000, the Company recognized this gain of $827,500. Management believes that based upon events occurring in 2000 (the buyer’s merger with another business and establishment of a stronger management team) the collectibility of the note is reasonably assured. During 2001, all scheduled payments were received under this note, including interest of $34,529.

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

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

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

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

     During 2001, the Company issued 1,022,222 shares of convertible Preferred Stock. The Preferred Stock is convertible to Common Stock at a conversion rate of one share of Common Stock for each share of Preferred Stock being converted. The Preferred Stock carries no dividend or coupons and will be redeemable at the option of the Company after five years. In consideration for the Preferred Stock, the Company received cash of $600,000, notes receivable of $200,000 ($100,000 for a director of the Company) and 222,222 shares of its common stock valued at $222,222. The Company incurred financing costs of approximately $38,000. The 222,222 shares of common stock were formerly owned by a past director and were sold to a current director under the condition that they could be exchanged for preferred stock on a one-for-one basis. Subsequent to December 31, 2001, the Company received payment on one of the notes at a discounted rate of $85,000. The remaining note receivable is included as a reduction of shareholders equity at year-end.

     The Company’s primary focus in 2001 and 2000 was to expand its eSeries product offerings and increase its current customers’ level of satisfaction with the ERP Plus software. The Company’s main objective was to enhance its Enterprise Application Software Solutions to better enable users to leverage the power of the Internet for business operations in the new e-economy. Early in 2000, the Company identified a decrease in demand for traditional ERP systems. As a result, the Company initiated actions to reduce its work force and undertook additional cost cutting measures in line with its objective to minimize losses and ultimately seek to return to profitability. In line with this objective, the Company announced and completed further workforce reductions in 2001. However, there can be no assurance the Company will return to profitability as a result of these actions, nor that further restructuring actions will not be needed in 2002.

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

Plan of Operation

     The Company incurred net losses of $4,140,468 and $8,407,577 in 2001 and 2000, respectively, and while management has taken steps that it believes will improve net losses in 2002, the Company expects to incur a net loss from operations during 2002. Management has taken steps that it believes will improve the overall operations and financial condition. These steps include restructuring initiatives that commenced in 2000, continuing in 2001, as well as strategies and actions initiated or planned for 2002. The Company was able to reduce certain expenses in 2001 through negotiations with some of its vendors and will continue these efforts in 2002. The Company is in the process of negotiating a lease period extension for its corporate headquarters. The lease expires on August 31, 2002 and includes a three-year renewal option. The Company implemented flexible work arrangements with certain employees that transformed otherwise fixed costs into variable costs. Management reduced overall wages through workforce reductions in 2001. During 2002, the Company further reduced its workforce and implemented a uniform salary reduction. Management believes that its current employee capacity is adequate to reach targeted services revenue targets. The Company will use its best efforts to seek accelerated cash conversion of notes receivable and accounts receivable to improve its working capital and available cash and will further seek to settle commitments with non-cash resources. Management will use its best efforts to eliminate costs that have been evaluated as non-critical to the success of the Company’s core strategies. The Company will use its best efforts to continue to pursue revenue sources involving the licensing of certain proprietary technology for resale by third parties and will utilize the proceeds from such transactions to fund the operations of the Company. During 2002, the Company obtained a commitment from a bank to provide a $100,000 line of credit, secured by certain assets of the Company and guaranteed by an officer and board member of the Company. The line of credit is available to finance working capital needs through 2002; however, loans will be reviewed by the bank six months from issuance. The Company will also seek third party financing alternatives in amounts sufficient to meet its working capital needs.

     While management believes the aforementioned steps and planned actions will provide adequate working capital to the company for at least twelve months, there can be no assurance that these plans will be successfully implemented or that other events or conditions will not arise that may adversely affect the financial position and/or results of operations of the Company.

Results of Operations

     The following table sets forth, for the periods indicated, certain financial data regarding the Company’s revenues derived from license fees and service fees:

Revenue:	For the years ended December 31,

	($ in thousands)
	2001	Change	2000

License fees	$1,232	(65)%	$3,523
Percentage of total revenue	20%		28%

Service fees	$4,875	(47)%	$9,147
Percentage of total revenue	80%		72%

     License Fees. The Company’s license fees are derived from licensing the Company’s application products. In addition, any royalty fees earned are included in license fees. The Company establishes its licensing fees using a tiered pricing approach based on the number of concurrent servers and users. Source code licenses are available at an additional cost.

     License fees decreased 65% from 2000 to 2001. The decrease was due to fewer license deals in the current year partly due to a significant slowdown in the economy and delayed recovery. Due to these conditions, the Company initiated restructuring measures that included work force reduction plans and office closings beginning in the second quarter of 2000 and continued these plans in 2001, completing restructurings in January, April, and December 2001. There can be no assurance that the Company’s marketing efforts will increase the Company’s license revenues in accordance with management’s expectations, if at all.

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

     Service fees decreased 47% from 2000 to 2001. Management believes that the decrease in service revenue resulted from fewer new license deals closed in previous quarters of 2000 and 2001. Generally, the Company believes that as revenue from licensing its application products increases, the demand for application consulting services (and related revenue) over subsequent quarters may also increase; however, there can be no assurance that license revenue will increase or that if it does increase, revenue from service fees will increase correspondingly.

Costs and expenses

     The following table sets forth, for the periods indicated, certain financial data regarding the Company’s costs associated with its license fees, and services:

Cost of revenue:	For the years ended December 31,

	($ in thousands)
	2001	Change	2000
Cost of licenses	$266	(69)%	$846
Gross profit percentage	78%		76%

Cost of services	$3,466	(48)%	$6,701
Gross profit percentage	29%		27%

     Cost of Licenses. The cost of licenses consists primarily of production costs, royalties associated with certain modules of the Company’s application products and the amortization of intangible assets. The cost of license decreased 69% from 2000 to 2001 resulting from lower license revenue in the current year and fewer third party fees on licenses sold offset by higher amortization expense.

     Cost of Services. The cost of services consists primarily of compensation and travel costs associated with providing consulting, product support and maintenance, technical services and education. The cost of services decreased 48% from 2000 to 2001 primarily due to a lower compensation expense and operating costs for the periods. The Company completed work force reductions in 2001. Management believes that these reductions have resulted in lower expenses and increased utilization of remaining service personnel; however, there can be no assurance that the Company will return to profitability as a result of these actions.

     The following table sets forth, for the periods indicated, certain financial data regarding the Company’s operating expenses:

Operating expenses	For the years ended December 31,

	($ in thousands)
	2001	Change	2000

General and administrative	$2,580	(38)%	$4,187
Percentage of total revenue	42%		33%

Sales and marketing	$1,712	(66)%	$5,010
Percentage of total revenue	28%		40%

Research and development	$1,963	(52)%	$4,096
Percentage of license fees revenue	159%		116%

     General and Administrative (“G&A”). G&A expenses include general compensation, communications, accounting, human resources, legal and related facilities expenses. The decrease in G&A expenses from 2000 to 2001 primarily resulted from lower compensation, bad debt and other operating costs. G&A costs as a percentage of total revenue increased from 33% in 2000 to 42% in 2001 due to significantly lower license and services revenue for the current year and the fixed nature of certain costs.

     Sales and Marketing. Sales and marketing expenses primarily consist of compensation paid to sales and marketing personnel; costs of marketing, including direct mail and telemarketing activities; costs of public relations, including trade shows and conferences; and related communications costs. Sales and marketing expense decreased 66% from 2000 to 2001 primarily as a result of lower compensation in the current periods. The Company’s January 2001 work force reduction resulted in the elimination of approximately four sales and marketing positions. A minor work force reduction was also implemented in the second quarter of 2001 resulting in the elimination of three additional sales and marketing positions. The December 2001 restructuring resulted in the elimination of five sales and marketing positions. Further, certain non-critical costs were discontinued or deferred until revenue increases to adequate levels. The Company believes that these reductions have resulted in lower expenses and increased utilization of remaining sales and marketing personnel; however, there can be no assurance that the Company will return to profitability or that there will not be any further negative impact as a result of these actions. Sales and marketing expense as a percentage of total revenue decreased due to substantial cost cutting measures implemented by the Company in 2000 and 2001.

     Research and Development (“R&D”). R&D costs consist primarily of compensation and related facilities, software and equipment costs associated with developing, maintaining and enhancing the Company’s products. Historically, the Company has not capitalized any internal R&D costs as the costs incurred during the period between the point in time that technological feasibility is established and that a product is released to the market have been insignificant. R&D costs decreased 52% from 2000 to 2001 primarily due to decreased personnel costs. The Company’s January 2001 work force reduction resulted in the elimination of approximately 17 R&D positions. The Company expects to realize gross annual savings of approximately $1.3 million as a result of these terminations. A minor work force reduction was also implemented in the second quarter of 2001 resulting in the elimination of two additional R & D positions. The Company believes that these reductions have resulted in lower expenses and increased utilization of remaining R&D personnel; however, there can be no assurance that the Company will return to profitability or that there will not be any further negative impact as a result of these actions. The increase in R&D costs as a percentage of license fees increased from 116% in 2000 to 159% in 2001 due to significantly lower license fee revenue for 2000 and 2001.

   Work Force Reduction and Other Charges

     During the second quarter of 2000, the Company initiated actions to reduce its work force and undertook additional cost cutting measures. The Company recorded a restructuring charge related to a work force reduction and other expenses totaling $711,000 in the second quarter of 2000. Additional restructuring charges of $162,000 were recorded in the third quarter of 2000 for a total restructuring charge of $873,000 in 2000. The total restructuring charge includes severance and related costs of $649,000 (4 senior-level staff and 35 non senior-level employees primarily in sales, services and research and development) and costs of $224,000 related to office closings. As of December 31, 2001, approximately $169,000 remains in accrued liabilities for payments to be made over the next 15 months. As part of the restructuring plan, the Company’s Chairman assumed the role of Chief Executive Officer, and the previous Chief Executive Officer is no longer with the Company. Office closings were completed during the third quarter of 2000, and severance payments will be paid through July 2002.

     During the first quarter of 2001, the Company announced and completed a work force reduction in line with its objective to streamline operations and improve financial condition. The Company recorded a restructuring charge of $169,000 related to severance costs for approximately 30 employees (1 senior-level staff and 29 non senior-level employees primarily in research and development and services). As of December 31, 2001, approximately $33,000 remains in accrued liabilities for severance payments in connection with the restructuring.

     During the second quarter of 2001, the Company implemented a minor workforce reduction resulting in the elimination of approximately nine positions throughout the Company. The Company recorded a restructuring charge of $24,000 related to severance costs associated with the terminations. As of December 31, 2001, these costs have been substantially paid.

     During the fourth quarter of 2001, the Company implemented a further workforce reduction resulting in the elimination of approximately 19 positions primarily in the services, sales and marketing and G&A departments. The Company recorded a restructuring charge of $133,000 primarily related to severance costs associated with the terminations. As of December 31, 2001, approximately $133,000 remains in accrued liabilities for payments related to this restructuring.

     These restructuring are in line with the Company’s objective to return to profitability. The Company believes that its break-even point has been substantially reduced. However, there can be no assurance the Company will return to profitability as a result of these actions.

   Income Tax Expense (Benefit)

     During the first quarter of 2000, the Company recorded a charge related to estimated federal and state income tax and interest totaling $359,000 resulting from an Internal Revenue Service examination of the Company’s 1996 and 1995 federal income tax returns. The amounts allocated to tax expense and interest expense were $209,000 and $150,000, respectively. The Internal Revenue Service has rendered an unfavorable assessment resulting in the estimated exposure amount. The Company will continue to appeal this assessment.

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

     As of December 31, 2001, the Company has a deferred tax asset of $13.9 million, which has been fully reserved. The decision to fully reserve the deferred income tax asset was based on the uncertainty as to the ultimate realization of the asset due to the Company’s continued losses from operations. Any realization of the Company’s net deferred tax asset will reduce the Company’s effective tax rate in future periods.

   Liquidity and Capital Resources

     At December 31, 2001 and 2000, the Company had available cash and cash equivalents of $0.6 million and $2.1 million, respectively, and working capital (deficit) of $(0.7) million and $1.6 million, respectively.

     Net cash used in operating activities for the years ended December 31, 2001 and 2000 was $(2.0) million and $(5.2) million, respectively. The cash used in 2001 and 2000 was principally the result of the operating losses in those years.

     Net cash (used in) provided by investing activities for the years ended December 31, 2001 and 2000 totaled $(0.02) million and $0.2 million, respectively. In 2000, the net cash provided included $0.5 million received as a result of the Company exercising a put option related to a $1.5 million investment made in 1996 partially offset by $0.3 million used for the purchase of an intangible asset. In 2001, the net cash used was $0.02 for purchases of communication and computer equipment.

     Net cash provided by financing activities for the years ended December 31, 2001 and 2000 totaled $0.6 million and $0.9 million, respectively. The amounts generated in 2001 relate to a private equity offering of preferred stock. For 2000, these amounts generally relate to the exercise of options and warrants to purchase common stock.

     In June of 2000, PowerCerv recognized that revenue for the Company was not going to rapidly return to the levels achieved in the third and fourth quarters of 1999. The decision was made to downsize the Company in an effort to minimize future losses, allow for sufficient time to implement its strategic plan and ultimately seek to return to profitability. In 2001, the Company took further restructuring actions involving additional workforce reductions and office closures; however, there can be no assurance that the Company will return to profitability as a result of these actions or that further actions will not be necessary in 2002.

     If the Company’s existing cash reserves and restructuring decisions prove insufficient to fund its future cash requirements and the Company is not able to obtain other sources of funds, the Company’s ability to pursue its business strategy during the year 2002 could be materially adversely affected. However, as a result of the Company’s 2000 and 2001 restructuring decisions, the amount of cash used in operations decreased substantially from 2000 to 2001. During 2002, the Company obtained a commitment from a bank to provide a $100,000 line of credit secured by certain assets of the Company and guaranteed by an officer and a director of the Company. The Company is currently in negotiations with a third party to raise capital from a strategic operating agreements, which may also involve the sale of equity securities, but no definitive agreement has been reached. As more fully discussed in “Plan of Operations” above and Note 3 to the consolidated financial statements and the going concern uncertainty explanatory paragraph in the related Report of Independent Certified Public Accountants included elsewhere in this Form 10-KSB, the Company has implemented, or is in the process of initiating, further cost cutting measures and other actions that management currently believes will provide adequate working capital for at least twelve months. If the Company is not successful in achieving targeted license and service revenues, the Company may be required to take further actions to align its operating expenses with its revenues, such as further reductions in work force or other cost cutting measures. Additionally, the Company will be required to further re-examine its current business plans. Accordingly, there can be no assurance that the Company will be able to raise additional capital or that the other proposed actions will provide such adequate working capital.

     To date, inflation has not had a material effect on the Company’s financial results. There can be no assurance, however, that inflation may not adversely affect the Company’s financial results in the future.

Forward-Looking Statements and Associated Considerations

     This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. In addition, the Company may, from time to time, make oral forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Such statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations; (ii) the industry in which the Company operates; (iii) the Company’s business and growth strategies; and (iv) other matters. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements. Factors to consider in evaluating any forward-looking statements and the other information contained herein include the following:

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

     Ability to Manage Change. Beginning in 1997 and through 2001, the Company initiated restructuring and reorganization efforts resulting in a reduction in the number of employees. The number of Company employees, for example, has fluctuated from 372 as of December 31, 1997, to 281 as of December 31, 1998, to 193 as of December 31, 1999, to 102 as of December 31, 2000, and to 38 as of December 31, 2001. The Company’s rapid changes have resulted in, and are expected to continue to create, new and increased responsibilities for management personnel, as well as additional demands on the Company’s operating and financial systems, including addressing and reducing employee turnover. The Company’s business and future growth will depend on the efforts of key management personnel and the Company’s ability to retain qualified management personnel. The Company’s business plan will also require it to recruit additional qualified technical personnel, to enhance its managerial systems for its operations, and to successfully integrate new employees and systems into its existing operations. If the Company is unable to manage change effectively, the Company’s business, financial condition and results of operations could be materially adversely effected.

     The Company began operations primarily as a VAR of client/server software development tools developed by third parties and as a provider of related consulting services. For each quarter since that time, including the quarter ended December 31, 2001, revenue from services has accounted for at least a majority of the Company’s revenue. The Company’s strategy is to seek to increase its revenue from the sale of the Company’s open, modifiable Integrated Enterprise Response Software Solutions and its innovative e-Commerce application software products as a percentage of total revenue. However, selling, distributing and supporting computer software may demand different sales, technological and management skills than providing software consulting services. To be successful, the Company and its management will be required to adapt to the changing nature of the Company’s business. Any failure to do so would have a material adverse effect on the Company’s business, financial condition and results of operations.

     In 1997, the Company incurred an $18.1 million net loss on license revenues of $6.4 million. In late 1997 and early 1998, the Company underwent a reduction in work force of approximately 50 persons resulting in work force reduction and other charges of $1.0 million. In 1998, the Company hired a new President/COO with extensive application software company management experience, and implemented a strategy to focus its operations on the sale of its ERP Plus application products to mid-size U.S. discrete manufacturing companies. Also during 1998, the Company recorded profits in its third and fourth quarters, and reduced its loss to $1.8 million for the year. In 1999, the Company took further measures to focus its business on the development, marketing, sale, implementation and training of its ERP Plus application products. On March 31, 1999, the Company sold the net assets of its general consulting/general education business to a related party to further increase the Company’s focus on selling ERP application software solutions to its target market. In 2000, the Company experienced a decline in total revenue primarily due to adverse market conditions and a decline in customer demand for traditional ERP systems resulting in substantial operating losses for the Company. Beginning in June 2000, the Company initiated actions to reduce its work force and undertook additional cost cutting measures in line with its objective to return to profitability. The Company recorded a restructuring charge related to a work force reduction of 4 senior-level staff and 35 non senior-level employees and other expenses totaling $873. As part of the restructuring plan, the Company’s Chairman has assumed the role of Chief Executive Officer, and the previous Chief Executive Officer is no longer with the Company. In 2001, the Company took further actions to reduce its work force and decrease operating costs. The Company recorded a restructuring charge of $326. The restructuring is part of the Company’s strategic plan to reevaluate the Company’s direction, product positioning, marketing segments and distribution strategies. Management believes that it has properly resized the Company to minimize future losses, allow for sufficient time to implement its strategic plan and ultimately seek to return to profitability. However, there can be no assurance that the Company will achieve its objectives in connection with its focused operating strategy or that further restructuring measures will not be taken in the future.

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

     Liquidity. On December 31, 2001, the Company’s cash and cash equivalents were $0.6 million. If the Company’s existing cash reserves and restructuring decision prove insufficient to fund its future cash requirements and the Company is not able to obtain other sources of funds, the Company’s ability to pursue its business strategy during the year 2002 could be materially adversely affected. Further, there can be no assurances that such funds would be available to the Company, or if available would be on terms satisfactory to the Company.

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

     Dependence on PowerBuilder® and Others. The Company currently derives substantially all its revenue from (i) sales of its application products written using PowerBuilder software and various relational database management software products available from Microsoft and Sybase and (ii) consulting, education and maintenance services related to all of these products. As a result, any factor adversely effecting demand for or use of PowerBuilder or adversely effecting the Company’s relationship with Sybase or Microsoft could have a material adverse effect on the Company’s business, financial condition and results of operations. Moreover, any changes in or new versions of PowerBuilder or business decisions by Sybase related to the long-term product status of PowerBuilder that require changes to the Company’s products could materially adversely effect the Company’s business, financial condition and results of operations if the Company were not able to successfully develop or implement such changes in a timely fashion. The Company’s future financial performance will also depend in part on the successful development and introduction of new and enhanced versions of PowerBuilder and other products, and customer acceptance of such new and enhanced products. See “Business - Products and Services.”

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

     Expansion of Indirect Channels; Potential for Channel Conflict. The Company markets its application products and services directly through both a direct sales force and telesales, and indirectly through marketing channels such as VARs, OEMs, channel partners and distributors. VARs, OEMs, channel partners and distributors accounted for a growing percentage of license revenue in 1998, 1999, 2000 and 2001 and the Company continues to dedicate resources and time to developing and expanding indirect marketing channels. There can be no assurance that the Company will be able to attract and retain a sufficient number of qualified VARs, OEMs, teaming partners and distributors to market successfully the Company’s applications. The failure to retain its VARs, OEMs, channel partners and distributors could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

     Voting Control by Management. The executive officers and directors of the Company beneficially own approximately 42% of the outstanding Common Stock as of March 1, 2002. As a result, while there is no agreement or understanding among these persons with respect to the voting of their Common Stock if they vote together, they may be able to control the outcome of matters requiring a shareholder vote, including the election of directors, adopting or amending provisions of the Company’s Articles of Incorporation and Bylaws, and approving mergers or other similar transactions, such as sales of substantially all the Company’s assets. To the extent there is control, such control by the officers and directors may have the effect of discouraging certain types of transactions involving an actual or potential change of control of the Company, including transactions in which the holders of Common Stock might otherwise receive a premium for their shares over then-current market prices. In addition, the possibility of such persons exercising such control may limit the price that certain investors may be willing to pay in the future for shares of the Company’s Common Stock. Moreover, the Company is not prohibited from engaging in transactions with its management and principal shareholders, or with entities in which such persons have an interest. The Company’s Articles of Incorporation do not provide for cumulative voting in the election of directors.

     Dependence on Key Personnel. The Company’s success depends to a significant extent upon a number of key management and technical personnel, including its President and Chief Executive Officer, Marc J. Fratello, and its Senior Vice President of Operations, Heyward Galloway, who is responsible for R&D, marketing, and the professional services organization. The loss of one or both of these individuals could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company believes that its future success will also depend in large part upon its ability to attract and retain highly skilled technical, management, sales and marketing personnel. Competition for such personnel in the computer software industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Departures and additions of key personnel may be disruptive to the Company’s business and could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Item 7. Financial Statements

     The Company’s Consolidated Financial Statements and Notes thereto and the report of Grant Thornton LLP, the Company’s independent certified public accountants, are set forth on the pages indicated in Item 13.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no disagreements with respect to the Company’s independent accountants during 2001.

PART III

     Certain information required by Part III is omitted from this Report on Form 10-KSB since the Company intends to file a definitive Proxy Statement for its Annual Meeting of Shareholders not later than 120 days after the end of the year covered by this Report. Certain information to be included in the Proxy Statement is incorporated herein by reference. If the Proxy Statement is not filed by the date indicated above, then this Form 10-KSB will be amended to include the information required by Part III.

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

     The information required by this Item is incorporated by reference from the section entitled “Directors and Executive Officers” in the Proxy Statement.

Item 10. Executive Compensation

     The information required by this Item is incorporated by reference from the section entitled “Executive Compensation” in the Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this Item is incorporated by reference from the section entitled “Stock Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 12. Certain Relationships and Related Transactions

     The information required by this Item is incorporated by reference from the section entitled “Certain Transactions” in the Proxy Statement.

Item 13. Exhibits and Reports on Form 8-K

     (a)  The following documents are filed as part of this Report:

		PAGE

1.	Financial Statements
	Report of Independent Certified Public Accountants - Grant Thornton LLP	26
	Consolidated Balance Sheets as of December 31, 2001 and 2000	27
	Consolidated Statements of Operations for each of the years in the two-year period ended December 31, 2001	28
	Consolidated Statements of Shareholders’ Equity for each of the years in the two-year period ended December 31, 2001	29
	Consolidated Statements of Cash Flows for each of the years in the two-year period ended December 31, 2001	30
	Notes to Consolidated Financial Statements	31
2.	Exhibits-See Index to Exhibits included elsewhere in this document.

     (b)  Reports on Form 8-K

          None.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
PowerCerv Corporation

We have audited the accompanying consolidated balance sheets of PowerCerv Corporation as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PowerCerv Corporation at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company incurred a net loss during the year ended December 31, 2001, and, as of that date, the Company’s current liabilities exceeded its current assets. These factors, among others, as discussed in Note 3 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP

Tampa, Florida
January 23, 2002, except for note 3
as to which the date is
April 11, 2002

POWERCERV CORPORATION

Consolidated Balance Sheets

December 31, 2001 and 2000

	2001	2000

Assets

Current assets:
Cash and cash equivalents	$635,007	$2,135,636
Accounts receivable, net of allowance of $1,880,000 in 2001 and $1,831,000 in 2000	934,272	2,537,754
Inventories	47,965	48,315
Other current assets	451,140	620,357

Total current assets	2,068,384	5,342,062
Property and equipment, net	75,772	511,317
Software and intangible assets, net	374,521	564,649
Notes receivable, net of allowance of $294,000 in 2001 and $192,500 in 2000	383,151	887,987
Deposits and other	17,843	27,828

Total assets	$2,919,671	$7,333,843

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$580,566	$507,721
Accrued expenses	1,371,094	1,719,580
Deferred revenue	845,085	1,489,935

Total current liabilities	2,796,745	3,717,236
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 1,022,000 and 0 shares issued and outstanding at December 31, 2001 and 2000, respectively	1,022	—
Common stock, $.001 par value, 5,000,000 shares authorized; 1,313,000 and 1,535,000 shares issued and outstanding at December 31, 2001 and 2000, respectively	1,313	1,535
Additional paid-in capital	51,704,944	50,958,957
Stock subscription receivable	(100,000)	—
Accumulated deficit	(51,484,353)	(47,343,885)

Total shareholders’ equity	122,926	3,616,607

Total liabilities and shareholders’ equity	$2,919,671	$7,333,843

The accompanying notes are an integral part of these consolidated financial statements.

POWERCERV CORPORATION

Consolidated Statements of Operations

Years ended December 31, 2001 and 2000

	2001	2000

Revenue:
License fees	$1,231,468	$3,523,451
Service fees	4,875,294	9,147,045

Total revenue	6,106,762	12,670,496

Costs and expenses:
Cost of licenses	266,454	845,760
Cost of services	3,465,959	6,701,047
General and administrative	2,580,296	4,187,760
Sales and marketing	1,711,422	5,010,882
Research and development	1,962,968	4,096,492
Work force reduction and other	326,195	872,860

Total costs and expenses	10,313,294	21,714,801

Operating loss	(4,206,532)	(9,044,305)

Other income (expense):
Interest expense	—	(8,907)
Interest income	76,405	246,768
Miscellaneous expense	—	(173,598)

Total other income	76,405	64,263

Gain on sale of business	—	827,500

	—	827,500

Loss before income taxes	(4,130,127)	(8,152,542)

Income tax expense	10,341	255,035

Net loss	$(4,140,468)	$(8,407,577)

Net loss per share:
Basic	$(2.80)	$(5.50)

Diluted	$(2.80)	$(5.50)

Shares used in computing net loss per share:
Basic	1,481,000	1,530,000

Diluted	1,481,000	1,530,000

The accompanying notes are an integral part of these consolidated financial statements.

POWERCERV CORPORATION

Consolidated Statement of Shareholders’ Equity

Years ended December 31, 2001 and 2000

	Common Stock		Preferred Stock
					Additional		Stock	Total
		Par		Par	Paid-In	Accumulated	Subscription	Shareholders'
	Shares	value	Shares	Value	Capital	Deficit	Receivable	Equity

Balance, December 31, 1999	1,492,000	$1,492	—	$—	$50,088,031	$(38,936,308)	$—	$11,153,215
Issuance of common stock	43,000	43	—	—	870,926	—	—	870,969
Net loss	—	—	—	—	—	(8,407,577)	—	(8,407,577)

Balance, December 31, 2000	1,535,000	1,535	—	—	50,958,957	(47,343,885)	—	3,616,607
Issuance of preferred stock	(222,222)	(222)	1,022,222	1,022	745,987	—	(100,000)	646,787
Net loss	—	—	—	—	—	(4,140,468)	—	(4,140,468)

Balance, December 31, 2001	1,312,778	$1,313	1,022,222	$1,022	$51,704,944	$(51,484,353)	$(100,000)	$122,926

The accompanying notes are an integral part of this consolidated financial statement.

POWERCERV CORPORATION

Consolidated Statements of Cash Flows

Years ended December 31, 2001 and 2000

	2001	2000

Cash flows from operating activities:
Net loss	$(4,140,468)	$(8,407,577)
Adjustments to reconcile net loss to net cash
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	642,331	754,768
Gain on sale of business	—	(827,500)
Deferred revenue	(644,850)	(510,533)
Provision for uncollectible accounts	213,500	936,101
Changes in assets and liabilities:
Accounts receivable	1,389,982	3,478,313
Inventories	350	112
Deposits and other	769,038	(256,312)
Accounts payable and accrued expenses	(275,641)	(348,725)

Net cash used in operating activities	(2,045,758)	(5,181,353)

Cash flows from investing activities:
Purchases of property and equipment, net	(16,658)	(28,238)
Exercise of third-party put options	—	500,000
Purchase of software	—	(250,000)

Net cash provided by (used in) investing activities	(16,658)	221,762

Cash flows from financing activities:
Net proceeds from issuance of preferred stock, net of offering costs	561,787	—
Net proceeds from issuance of common stock, net of offering costs	—	870,969

Net cash provided by financing activities	561,787	870,969

Net decrease in cash and cash equivalents	(1,500,629)	(4,088,622)
Cash and cash equivalents, beginning of year	2,135,636	6,224,258

Cash and cash equivalents, end of year	$635,007	$2,135,636

The accompanying notes are an integral part of these consolidated financial statements.

POWERCERV CORPORATION

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

(1)	Organization and Operations

PowerCerv Corporation and its wholly-owned subsidiary (PowerCerv Technologies Corporation) develop, market, license, implement and support enterprise commerce management solutions to small and medium size discrete manufacturing companies with annual revenues between $5 million and $250 million. In addition, PowerCerv provides a range of professional and business consulting services relating to its software applications. The Company markets its products and services throughout the United States and also markets its software products outside the United States through distributors. PowerCerv Corporation and PowerCerv Technologies Corporation are herein referred to as the “Company”

(2)	Summary of Significant Accounting Policies

(a)	Principles of Consolidation

The Consolidated Financial Statements include the accounts of PowerCerv Corporation and its subsidiary. All significant intercompany balances and transactions have been eliminated.

(b)	Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. To the extent management’s estimates prove to be incorrect, financial results for future periods may be adversely affected. Significant estimates contained in the accompanying consolidated financial statements include management’s estimate of the allowance for uncollectible accounts receivable, the valuation allowance relating to deferred tax assets, and the recoverability of long term assets, including property and equipment and intangible assets.

(c)	Cash and Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

(d)	Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market, and consist of third party products and educational materials.

(e)	Property and Equipment

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

POWERCERV CORPORATION

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

The Company periodically reviews the carrying value of its property and equipment costs and the remaining life to determine if impairment has occurred. This review and assessment is done by comparing the net book value of the property and equipment assets to the undiscounted net cash flows of the related assets. An impairment loss is recognized to the extent that the sum of discounted estimated future cash flows using an estimated borrowing rate and asset life that is expected to result from the use of the asset, is less than the carrying value.

(f)	Revenue Recognition

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by Statement of Position 98-4 (“SOP 98-4”), Deferral of the Effective Date of a Provision of SOP 97-2. Revenue is recognized from licenses of the Company’s software products when the contract has been executed, the product(s) has been shipped, collectibility is probable and the software license fees are fixed or determinable. In the event that the contract provides for multiple elements (e.g., software products, post-contract customer support, consulting services), the total fee is allocated to these elements based on “vendor-specific objective evidence” of fair value. If any portion of the license fees is subject to forfeiture, refund or other contractual contingencies, the Company will postpone revenue recognition until these contingencies have been removed. The Company generally accounts for consulting and education services separate from software license fees for those multi-element arrangements where services are a separate element and are not essential to the customer’s functionality requirements and there is “vendor-specific objective evidence” of fair value for these services. If any portion of the license fees is subject to forfeiture, refund or other contractual contingencies, the Company will postpone revenue recognition until these contingencies have been removed. Historically, product returns and allowances have been immaterial. Consulting and education revenue, including related billable expenses of $451,864 and $1,038,116 in 2001 and 2000, respectively, is recognized as the services are performed. Revenue from support and maintenance activities is recognized ratably over the term of the maintenance period and the unrecognized portion is recorded as deferred revenue.

(g)	Software Development Costs

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

During 1999, the Company entered into an agreement with a related party for the conversion of certain existing software from one architecture to another. As of December 31, 2000, the Company capitalized $550,000 in fees paid to the related party. The Company began amortizing these costs in 2001 over a three-year period. The Company considers this product as an add-on to its main product line and regularly offers this product to potential new customers as part of its sales approach.

The Company periodically reviews the carrying value of its software development costs and the remaining life to determine if impairment has occurred. This review and assessment is done by comparing the net book value of the intangible assets to the undiscounted net cash flows of the related assets. An impairment loss is recognized to the extent that the sum of discounted estimated future cash flows using an estimated borrowing rate and asset life that is expected to result from the use of the asset, is less than the carrying value.

Acquired software technology and its amortization are summarized as follows:

		Amortization	Accumulated
Year	Cost	expense	amortization

2001	$3,457,000	183,000	3,090,000
2000	3,457,000	—	2,907,000

(h)	Goodwill and other Intangible Assets

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

Goodwill and other intangible assets and amortization amounts are summarized as follows:

		Amortization	Accumulated
Year	Cost	expense	amortization

2001	$569,000	7,000	561,000
2000	569,000	7,000	554,000

(i)	Income taxes

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

POWERCERV CORPORATION

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

(j)	Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable from customers. This risk, however, is limited due to the large number of customers comprising the Company’s customer base and their dispersion.

(k)	Stock Based Compensation

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”) stipulates that entities recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, Statement 123 allows entities to continue to apply the provisions of APB 25 and provide pro forma net income and pro forma net earnings per share disclosures for employee stock options as if the fair-value-based method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25 and provide the pro forma disclosure information required by Statement 123 (see note 11(b))

(l)	Net Loss Per Share

The Company computes net loss per share based upon Statement of Financial Accounting Standards No. 128, Earnings Per Share. The following table sets forth the computation of basic and diluted loss per share (“EPS”) for the periods indicated:

	December 31,

	2001	2000

Basic:
Net loss	$(4,140,468)	$(8,407,577)

Average shares outstanding	1,481,000	1,530,000

Basic EPS	$(2.80)	$(5.50)

Diluted:
Net loss	$(4,140,468)	$(8,407,577)

Average shares outstanding	1,481,000	1,530,000
Net effect of dilutive stock options— based on the treasury stock method	—	—

Totals	1,481,000	1,530,000

Diluted EPS	$(2.80)	$(5.50)

POWERCERV CORPORATION

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

Common stock equivalents in the years ended December 31, 2001 and 2000 were anti-dilutive due to the market price being less than the exercise price for 326,983 common stock options and the net loss sustained by the Company during these years, thus the diluted net loss per share in these years is the same as the basic net loss per share. Other common stock equivalents include 1,022,222 shares of preferred stock convertible on a one for one basis into common stock and 222,222 warrants to purchase convertible preferred stock that is convertible into common stock on a one for one basis.

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

(m)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation to recognize revenue for billable expenses.

(n)	Fair Value of Financial Instruments

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

The Company considers all highly liquid investments with maturity dates of three months or less at the time of purchase to be cash equivalents. At December 31, 2001 and 2000, cash equivalents totaled approximately $105,000 and $566,000, respectively.

Cash paid for income taxes was $10,341 and $38,975 in 2001 and 2000, respectively.

During 2001, $200,000 of notes were received in exchange for 200,000 shares of preferred stock. During 2001, the Company issued 222,222 shares of preferred stock in exchange for 222,222 shares of its common stock valued at $222,222.

Interest paid during the year ended December 31, 2000 was approximately $8,900. The Company did not pay interest in 2001.

During 2001, the Company received services valued at $118,000 in lieu of cash payments on a note receivable from a related party.

POWERCERV CORPORATION

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

(p)	New Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position. The Company recognized $7,000 of goodwill amortization expense in 2001.

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

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

(3)	Operating Initiatives

The Company incurred net losses of $4,140,468 in 2001 and, while management has taken steps that it believes will improve net losses, the Company expects to continue to incur a net loss from operations during 2002. At December 31, 2001, the Company also had an accumulated deficit of $51,484,353, total shareholders’ equity of $122,926, and a working capital deficit of $728,361. In view of these matters, recoverability of recorded property and equipment, software and intangible assets and other asset amounts shown in the accompanying financial statements is dependent upon continued operation of the Company, which in turn is dependent upon the Company improving its overall level of profitability. In addition, the success of the Company could also, among other things, require obtaining financing, including possible sales of equity securities. The Company has been in discussions with a third party regarding a proposed alliance involving an equity investment in the Company; however the ultimate outcome of those discussions is not yet known. Among the steps taken to improve the overall operations and financial condition are restructuring initiatives that commenced in 2000 and continued in 2001. The Company has also initiated or planned similar cost reduction initiatives in 2002. The Company implemented flexible work arrangements with certain employees that will transform otherwise fixed costs into variable costs. Management reduced overall wages through uniform salary adjustment initiatives and through workforce reductions. The Company will use best efforts to seek accelerated cash conversion of notes receivable and accounts receivable to maximize its working capital and available cash and will further seek to settle commitments with non-cash resources.

POWERCERV CORPORATION

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

Management will its use best efforts to eliminate costs that have been evaluated as non-critical to the success of the Company’s core strategies. The Company will use its best efforts to continue to pursue revenue sources involving the licensing of certain proprietary technology for resale by third parties, and will utilize the proceeds from such transactions to fund the operations of the Company. During 2002, the Company obtained a commitment from a bank to provide a $100,000 line of credit, secured by certain assets of the Company and guaranteed by the chief executive officer and by a board member. The line of credit is available to finance working capital needs through 2002; however, loans will be reviewed by the bank six months from issuance. The Company will also seek third party financing alternatives in amounts sufficient to meet its working capital needs, including the potential sale of equity securities representing a significant voting interest in the Company.

While management believes the aforementioned steps will provide adequate working capital to the Company for at least twelve months, there can be no assurance that these plans will be successfully implemented or that other events or conditions will not arise that may adversely effect the financial position and/or results of operations of the Company.

(4)	Work Force Reduction and Other Charge

During the second quarter of 2000, the Company initiated actions to reduce its work force and undertook additional cost cutting measures. The Company recorded a restructuring charge related to a work force reduction and other expenses totaling $711,000 in the second quarter of 2000. Additional restructuring charges of $162,000 were recorded in the third quarter of 2000 for a total restructuring charge of $873,000 in 2000. The total restructuring charge includes severance and related costs of $649,000 (4 senior-level staff and 35 non senior-level employees primarily in sales, services and research and development) and costs of $224,000 related to office closings. As of December 31, 2001, approximately $169,000 remains in accrued liabilities for payments to be made over the next 15 months. As part of this restructuring, the Company’s Chairman assumed the role of Chief Executive Officer, and the previous Chief Executive Officer is no longer with the Company. Office closings were completed during the third quarter of 2000, and severance payments will be paid through July 2002.

During the first quarter of 2001, the Company announced and completed an additional work force reduction in line with its objective to streamline operations and improve financial condition. The Company recorded a restructuring charge of $169,000 related to severance costs for approximately 30 employees (1 senior-level staff and 29 non senior-level employees primarily in research and development and services). As of December 31, 2001, approximately $33,000 remains in accrued liabilities for severance payments in connection with this restructuring.

During the second quarter of 2001, the Company implemented a minor workforce reduction resulting in the elimination of approximately nine positions throughout the Company. The Company recorded a restructuring charge of $24,000 related to severance costs associated with the terminations. As of December 31, 2001, these costs have been substantially paid.

During the fourth quarter of 2001, the Company implemented a further workforce reduction resulting in the elimination of approximately 19 positions primarily in the services, sales and marketing and general and administrative departments. The Company recorded a restructuring charge of $133,000 primarily related to severance costs associated with the terminations. As of December 31, 2001, approximately $133,000 remains in accrued liabilities for payments related to this restructuring.

POWERCERV CORPORATION

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

(5)	Property and Equipment

Property and equipment consists of the following at December 31, 2001 and 2000:

			Estimated
			useful lives
	2001	2000	(years)

Leasehold improvements	$443,192	$434,593	3 - 5 *
Furniture and fixtures	662,399	662,679	5 - 7
Computer equipment	3,437,486	3,429,146	2 - 7
Equipment	534,992	534,992	3 - 7

	5,078,069	5,061,410
Less accumulated depreciation and amortization	5,002,297	4,550,093

	$75,772	$511,317

*Or the remaining term of the lease, if shorter.

Depreciation and amortization expense totaled approximately $452v,204 and $747,978 during the years ended December 31, 2001 and 2000.

(6)	Accrued Expenses

Accrued expenses consist of the following at December 31, 2001 and 2000:

	2001	2000

Compensation	$269,479	$427,084
Severance and related costs	240,998	390,667
Income tax assessment	410,296	410,296
Other	450,321	491,533

	$1,371,094	$1,719,580

POWERCERV CORPORATION

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

(7)	Income Taxes

Income tax expense for the years ended December 31, 2001 and 2000 consists of the following:

	2001	2000

Current:
Federal	$—	84,340
State	10,341	170,695

	10,341	255,035

Deferred:
Federal	—	—
State	—	—

	—	—

Total income tax expense	$10,341	$255,035

Income tax expense for the years ended December 31, 2001 and 2000 differed from the amount computed by applying the U.S. federal income tax rate of 34 percent to income (loss) before income taxes as a result of the following:

	2001	2000

“Expected” income tax benefit	$(1,382,259)	$(2,771,864)
State, net of federal benefit	(162,619)	(326,102)
Change in the valuation allowance for deferred tax assets	1,540,975	2,858,008
Nondeductible Items	9,344	22,414
Other, net (including tax assessment related to prior periods)	4,900	472,579

	$10,341	$255,035

POWERCERV CORPORATION

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below:

	2001	2000

Deferred tax assets:
Provision for uncollectible accounts	$826,217	$578,835
Accrued expenses and work force reduction	—	41,838
Depreciation and amortization property of property and equipment	16,116	—
Operating losses	10,675,124	9,159,308
Intangible assets	2,469,137	2,785,846

Total gross deferred tax assets	13,986,594	12,565,827
Less valuation allowance	(13,875,983)	(12,335,008)

Net deferred tax assets	110,611	230,819

Deferred tax liabilities:
Depreciation and amortization of property and equipment	—	30,612
Deferred gain on sale	110,611	200,207

Gross deferred tax liabilities	110,611	230,819

Total net deferred tax assets	$—	$—

The Company increased its deferred income tax asset valuation allowance by $1,540,975 and $2,858,000 during the year ended December 31, 2001 and 2000, respectively. The decision to continue to fully reserve the deferred income tax asset was primarily the result of the Company’s continued losses from operations. At December 31, 2001 and 2000, the Company has net operating loss carry forwards of approximately $28,000,000 and $24,000,000, respectively for federal income tax purposes that expire at various times from years 2010 to 2021.

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

POWERCERV CORPORATION

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

(8)	Shareholders’ Equity

During 2001, the Company issued 1,022,222 shares of convertible Preferred Stock. The Preferred Stock is convertible to Common Stock at a conversion rate of one share of Common Stock for each share of Preferred Stock being converted. The Preferred Stock carries no dividend or coupons and will be redeemable at the option of the Company after five years. In consideration for the Preferred Stock, the Company received cash of $600,000, notes receivable of $200,000 ($100,000 from a director of the Company) and 222,222 shares of its Common Stock valued at $222,222. The Company incurred financing costs of approximately $38,000. The 222,222 Shares of Common Stock were formerly owned by a past director and were sold to a current director under the condition that they could be exchanged for preferred stock on a one for one basis. Subsequent to December 31, 2001, the Company received payment on one of the notes at a discounted rate of $85,000. The remaining note receivable is included as a reduction of shareholders equity at year-end. Shares totaling 425,000 were sold to officers and directors of the Company. In connection with the sale of these securities, warrants to purchase 222,222 shares of Preferred Stock at an exercise price of $1.00 per share were granted. These warrants expire in August 2002. The fair value of these warrants was considered in the cost of the Preferred Stock issued.

During 1999, the Company granted a warrant to a third party to purchase 13,889 shares of the Company’s common stock in consideration for professional services. The warrant, which had an exercise price equal to $15.75 per share, the fair market value of the Company’s common stock on the date of grant; was exercised on January 10, 2000, and the Company received approximately $218,750 in proceeds.

(9)	Comprehensive Income (Loss)

For the years ended December 31, 2001 and 2000, the Company did not have any comprehensive income (loss) other than the net income (loss) reported on the Consolidated Statements of Operations.

(10)	Commitments and Contingencies

(a)	Leases

The Company conducts its operations in leased facilities. The lease terms range from one month to five years. Rental expenses under operating leases approximated $402,000 and $577,000 during the years ended December 31, 2001 and 2000, respectively. The Company is in the process of negotiating an extension for its corporate headquarters. The lease expires on August 31, 2002 and includes a three-year renewal option.

Future minimum lease payments under non-cancelable operating lease agreements during the years following December 31, 2001, are as follows:

POWERCERV CORPORATION

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

Year ending
December 31,	Commitment

2002	$221,000
2003	18,000
2004	—
2005	—

$239,000

(b)	Litigation

Lifsey V. Ross, et. al.: A complaint was filed on July 24, 1997, in the United States District Court for the Middle District of Florida, captioned J. Conrad Lifsey vs. Harold R. Ross, Gerald R. Wicker, Marc J. Fratello, Roy E. Crippen, III, Donald B. Hebb, Jr., Thomas S. Roberts, PowerCerv Corporation, Alex Brown & Sons, Inc., Robertson, Stephens & Company, ABS Capital Partners, L.P., Summit Investors II, L.P., and Summit Ventures III, L.P. The complaint purports to be a class action on behalf of those persons who purchased shares of the Company’s common stock from March 1, 1996 (the date of the Company’s initial public offering of its common stock (“IPO”)) through July 24, 1996. The complaint alleges, among other things, that the defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Company’s IPO and in its subsequent securities filings, press releases and other public statements. The parties have agreed to a settlement (for which the Company is insured) and have filed with the Court a Memorandum of Understanding. The Parties are currently drafting the terms of the settlement.

The Company, in the normal course of business, is also subject to miscellaneous legal proceedings. The Company is defending these proceedings and currently anticipates that it will be successful and/or able to resolve these matters in a manner that will not materially effect the Company’s financial position or results of operations.

(c)	Employment Agreements

The Company is party to employment agreements with several of its officers that provide for annual base salaries, target bonus levels, severance pay under certain conditions, and certain other benefits.

POWERCERV CORPORATION

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

(11)	Employee Benefit Plans

	(a)	Defined Contribution Plan

The Company has a 401(k) plan covering employees who meet established eligibility requirements. Under the plan provisions, the Company may match participant contributions. During 2001 and 2000, the Company matched 30% of participant contributions to a maximum matching amount of 6% of participant base compensation. Total Company contributions were approximately $60,000 and $118,000 during the years ended December 31, 2001 and 2000, respectively. During the years ended December 31, 2001 and 2000, this match occurred in the form of Company common stock purchased in the open market. During 2001 and 2000, Plan forfeitures funded a portion of the Company matching amounts.

	(b)	Stock Option Plan

In June 1995, the Company established a stock option plan, which provides for the granting of both incentive stock options and non-statutory stock options. Only employees are eligible to receive grants of incentive stock options.

Generally, options granted under this stock option plan expire 10 years after the date of grant, are exercisable at various times up to four years from the date of grant and are granted at fair market value on the date of the grant. A total of 519,444 shares have been reserved for issuance under the plan.

Activity with respect to all stock options is summarized as follows:

	Options outstanding

		Weighted-average
		option
		price per
	Shares	share

Balance at December 31, 1999	648,182	$26.55
Options granted	233,297	$9.99
Options exercised	(42,611)	$20.70
Options canceled	(372,362)	$21.06

POWERCERV CORPORATION

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

	Options outstanding

		Weighted-average
		option
		price per
	Shares	share

Balance at December 31, 2000	466,506	$18.18
Options granted	96,335	$2.93
Options exercised	—	—
Options canceled	(235,858)	$15.26

Balance at December 31, 2001	326,983	$15.81

The range of exercise prices, shares, weighted-average contractual lives and weighted-average exercise prices for the options outstanding at December 31, 2001 is presented below:

Range of		Weighted-average	Weighted-average
Exercise prices	Shares	contractual life	exercise price

$1.83 - 15.07	156,742	7 years	$5.75
15.07 - 30.15	132,741	5 years	21.27
30.15 - 45.22	33,238	3 years	36.41
45.22 - 60.30	3,495	4 years	46.92
75.37 - 90.45	734	4 years	90.00
120.60 - 135.66	33	.1 years	122.22

1.83 - 135.66	326,983	6 years	15.81

The range of exercise prices, shares and weighted-average exercise prices for the options exercisable at December 31, 2001, are presented below:

Range of	Shares	Weighted-average
Exercise prices	Exercisable	Exercise price

$1.83 - 15.07	88,289	$6.59
15.07 - 30.15	120,206	20.95
30.15 - 45.22	28,954	36.05
45.22 - 60.30	3,411	46.83
75.37 - 90.45	734	90.00
120.60 - 135.66	33	122.22

1.83 - 135.66	241,627	18.10

POWERCERV CORPORATION

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

The per share weighted-average fair value of stock options granted during 2001 and 2000 were $2.28 and $1.78, respectively, on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2001 — expected dividend yield of 0%, risk free interest rate averaging 5.5%, expected volatility rate of 168%, and an expected life of 2.0 years; 2000 — expected dividend yield of 0%, risk free interest rate averaging 5.5%, expected volatility rate of 143%, and an expected life of 2.6 years.

The Company applies APB 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company’s net loss would have been as follows:

	2001		2000

		Net		Net
	Net	loss per	Net	loss per
	loss	share	loss	share

As reported	$(4,140,468)	$(2.80)	$(8,407,577)	$(5.50)
Statement 123 compensation, net of tax	(2,472,772)	(1.67)	(2,490,099)	(1.63)

Pro forma disclosure	$(6,613,240)	$(4.47)	$(10,897,676)	$(7.13)

(12)	Segment Reporting

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

	For the year ended December 31, 2001

		License
	Services	Product	Unallocated	Total

Revenues from external customers	$4,875,294	$1,231,468	$—	$6,106,762
Segment profit or loss	$1,409,335	$(2,709,376)	$(2,840,427)	$(4,140,468)

	For the year ended December 31, 2000

		License
	Services	Product	Unallocated	Total

Revenues from external customers	$9,147,045	$3,523,451	$—	$12,670,496
Segment profit or loss	$2,445,998	$(6,429,683)	$(4,423,892)	$(8,407,577)

POWERCERV CORPORATION

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

     There were no transactions between segments. The unallocated amounts are made up of the following items:

	For the year ended December 31,

	2001	2000

General and administrative costs	$(2,580,296)	$(4,187,760)
Work force reduction	(326,195)	(872,860)
Interest and other income	76,405	64,263
Gain on sale of business	—	827,500
Income tax expense	(10,341)	(255,035)

	$(2,840,427)	$(4,423,892)

The Company does not use assets as a measure of the segment’s performance, thus no assets are disclosed by segment in the table above.

(13)	Related Party Transactions

Material related party transactions that have been entered into by the Company that are not otherwise in these notes are summarized below.

The Company has notes receivable from officers totaling $42,500 at December 31, 2001.

On March 31, 1999, the Company sold its general consulting and general education business (consulting and education services other than its application-related services) to a related party. Consideration totaled approximately $10 million and consisted of a combination of cash, PowerCerv common stock and notes. The gain associated with the note receivable that matures in 2004 and has an interest rate of 4.56% was deferred at the time of sale. In 2000, the Company recognized this gain of $827,500. Management believes that based upon events occurring in 2000 (the buyer’s merger with another business and establishment of a stronger management team) the collectibility of the note is reasonably assured. During 2001, all scheduled payments were received under this note, including interest of $34,529.

(14)	Preferred Stock

The Company’s Articles of Incorporation authorize and permit the Company’s Board of Directors to issue up to 5,000,000 shares of preferred stock (par value of $.001 per share) in one or more series, and to fix the relative rights, preferences and limitations of each series. As of December 31, 2001, there were 1,022,000 preferred shares outstanding. The Preferred Stock is convertible to Common Stock at a conversion rate of one share of Common Stock for each share of Preferred Stock being converted. The Preferred Stock carries no dividend or coupons and will be redeemable at the option of the Company after five years.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 16, 2002.

POWERCERV CORPORATION

By:	/s/ Marc J. Fratello Marc J. Fratello President, Chief Executive Officer And Chairman of the Board

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of this registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc J. Fratello MARC J. FRATELLO	President, Chief Executive Officer and Chairman of the Board	April 16, 2002

/s/ Aria L. Siplin ARIA L. SIPLIN	Chief Financial Officer (Principal Financial Officer)	April 16, 2002

/s/ John S. McMullen JOHN S. MCMULLEN	Director	April 16, 2002

/s/ Roy E. Crippen, III ROY E. CRIPPEN, III	Director	April 16, 2002

/s/ O.G. Greene O.G. GREENE	Director	April 16, 2002

EXHIBIT INDEX

Exhibit
Number		Description

3.1	—	Articles of Incorporation of the Company effective as of January 1, 1996, as amended by the Articles of Amendment dated as of January 9, 1996 (incorporated herein by reference to Exhibit Number 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-00250))

3.2	—	Bylaws of the Company (incorporated herein by reference to Exhibit Number 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-00250))

10.1	—	Loan Agreement and related promissory note, security agreements and guarantees, each dated October 31, 1996, among NationsBank, N.A. (South) and the Company, for a $5,000,000 revolving line of credit (incorporated herein by reference from Exhibit Number 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.2	—	NationsBank Commitment Letter dated October 9, 1997, and related promissory note dated October 22, 1997, extending the maturity of the Company’s $5,000,000 revolving line of credit (incorporated herein by reference from Exhibit Number 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

10.3	—	Amendment to Loan Agreement, dated January 26, 1998, among NationsBank, N.A. and the Company, related to the Company’s $5,000,000 revolving line of credit (incorporated herein by reference from Exhibit Number 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

10.4	—	Loan Agreement and related promissory note, dated March 29, 1999, among NationsBank, N.A. and the Company, related to the Company’s $10,000,000 credit facility (incorporated herein by reference from Exhibit Number 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.5*	—	Employment, Noncompetition, Development and Confidentiality Agreement, dated April 10, 1997, between the Company and Marc J. Fratello (incorporated herein by reference from Exhibit Number 10.2 to the Company’s Quarterly Report on Form 10-Q for the calendar quarter ended March 31, 1997)

10.6*	—	Employment, Noncompetition, Development and Confidentiality Agreement, dated April 10, 1997, between the Company and Roy E. Crippen, III (incorporated herein by reference from Exhibit Number 10.3 to the Company’s Quarterly Report on Form 10-Q for the calendar quarter ended March 31, 1997)

10.7*	—	Executive Employment Agreement, dated February 19, 1998, between the Company and Michael J. Simmons (incorporated herein by reference from Exhibit Number 10.2 to the Company’s Quarterly Report on Form 10-Q for the calendar quarter ended June 30, 1998)

10.8	—	Asset Purchase Agreement, dated March 30, 1999, by and between the Company and R.O.I Consulting, Inc. (incorporated herein by reference from Exhibit Number 2 to the Company’s Current Report on Form 8-K filed on April 13, 1999)

10.9*	—	Executive Termination Agreement, dated July 27, 2000, between the Company and Michael J. Simmons (incorporated herein by reference from Exhibit Number 10.2 to the Company’s Quarterly Report on Form 10-Q for the calendar quarter ended September 30, 2000)

10.10*	—	Executive Employment Agreement, dated March 23, 1998, between the Company and John Montague (incorporated herein by reference from exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on April 17, 2001)

10.11*	—	Executive Employment Agreement, dated April 7, 1998, between the Company and Ira Herman (incorporated herein by reference from exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on April 17, 2001)

22	—	Subsidiary of the Registrant (incorporated herein by reference from Exhibit Number 21 to the Company’s Registration Statement on Form S-1 (File No. 333-00250))

23.1**	—	Consent of Independent Certified Public Accountants—Grant Thornton LLP

*	Management contract or compensatory plan, contract or arrangement.

**	Filed herewith.