Form 10QSB
period 2002-03-31
POWERCERV CORP
filed 2002-05-15
CIK 1005758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓     No _____

As of May 10, 2002, there were 1,313,000 shares of the registrant’s common stock, $.001 par value, outstanding.

PowerCerv Corporation
Form 10-QSB

Index

Page

Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001	2

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and 2001 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001 (unaudited)	4

Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis or Plan of Operations	10

Part II. Other Information

Item 1. Legal Proceedings	16

Signatures	17

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

PowerCerv Corporation

Condensed Consolidated Balance Sheets
(In thousands)

	March 31,	December 31,
	2002	2001

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$271	$635
Accounts receivable, net of allowance of $1,658 and $1,880, respectively	1,032	934
Other current assets	340	499

Total current assets	1,643	2,068
Property and equipment, net	70	76
Software and intangible assets, net	327	375
Notes receivable, net	316	383
Deposits and other assets	18	18

Total assets	$2,374	$2,920

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$602	$581
Accrued expenses	1,105	1,371
Deferred revenue	722	845

Total current liabilities	2,429	2,797
Shareholders’ equity (deficit)	(55)	123

Total liabilities and shareholders’ equity (deficit)	$2,374	$2,920

See accompanying notes to condensed consolidated financial statements.

PowerCerv Corporation

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three months ended March 31,

	2002	2001

Revenues:
License fees	$230	$453
Service fees	730	1,406

Total revenues	960	1,859

Costs and expenses:
Cost of licenses	72	78
Cost of services	301	1,093
General and administrative	271	610
Sales and marketing	215	555
Research and development	259	598
Work force reduction and other	25	169

Total costs and expenses	1,143	3,103

Operating loss	(183)	(1,244)
Interest income (expense), net	6	33
Loss before income taxes	(177)	(1,211)
Income tax expense	—	10

Net loss and comprehensive
Loss	$(177)	$(1,221)

Basic and diluted net loss per share	$(0.13)	$(0.80)

Shares used in computing net loss per share:
Basic	1,313	1,535

Diluted	1,313	1,535

See accompanying notes to condensed consolidated financial statements.

PowerCerv Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three months ended March 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(177)	$(1,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54	200
Deferred revenue	(123)	(161)
Changes in assets and liabilities	(325)	545

Net cash flows used in operating activities	(571)	(637)

Cash flows from investing activities:
Payment received on notes receivable	122	61
Purchases of property and equipment, net	—	(2)

Net cash flows provided by investing activities	122	59

Cash flows from financing activities:
Net proceeds from issuance of preferred stock	85	—

Net cash flows provided by financing activities	85	—

Net decrease in cash and cash equivalents	(364)	(578)
Cash and cash equivalents, beginning of period	635	2,136

Cash and cash equivalents, end of period	$271	$1,558

See accompanying notes to condensed consolidated financial statements.

PowerCerv Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)

A.	Basis of Presentation

     The condensed consolidated balance sheet of PowerCerv Corporation and its subsidiary (collectively, the “Company”) as of March 31, 2002, and the condensed consolidated statements of operations for the three months ended March 31, 2002 and 2001 and the condensed consolidated statements of cash flows for the three months ended March 31, 2002 and 2001 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002, and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 2001 has been derived from the Company’s audited consolidated financial statements at that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Company’s 2001 Annual Report on Form 10-KSB filed with the SEC on April 16, 2002 (“2001 Annual Report”).

     The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

B.	Significant Accounting Policies

Revenue Recognition

     License fees represent revenue from the licensing of the Company’s open, modifiable Integrated Enterprise Response Software Solutions with e-Commerce application products. License fees also include royalties earned on the Company’s application products and related intellectual properties. Service fees represent fees for services, primarily relating to the Company’s applications, including consulting, education and maintenance and support consulting services.

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

New Accounting Pronouncements

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of the Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. The adoption of this statement did not have a significant effect on the Company’s results of operations or financial position. The Company recognized $7,000 of goodwill amortization expense in 2001. Goodwill amounted to $6,000 at March 31, 2002.

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

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this statement on January 1, 2002 did not have a significant effect on the Company’s results of operations or financial position.

C.	Net Loss Per Share Data

     The following table sets forth the computation of basic and diluted loss per share (“EPS”) for the periods indicated:

PowerCerv Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,

	2002	2001

Basic:
Net loss	$(177)	$(1,221)

Average shares outstanding	1,313	1,535

Basic EPS	$(0.13)	$(0.80)

Diluted:
Net loss	$(177)	$(1,221)

Average shares outstanding	1,313	1,535
Net effect of dilutive stock options - based on the treasury stock method	—	—

Totals	1,313	1,535

Diluted EPS	$(0.13)	$(0.80)

     Common stock equivalents in the three-month periods ended March 31, 2002 and 2001, were anti-dilutive due to the net losses sustained by the Company during these periods, thus the diluted net loss per share in these periods is the same as the basic net loss per share.

D.	Commitments

     The Company has entered into employment agreements with certain of its executive officers. Information regarding these agreements is available in the Company’s 2001 Annual Report.

E.	Contingencies

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

     The Company, in the normal course of business, is also subject to miscellaneous legal proceedings. The Company is defending these proceedings and currently anticipates that it will be successful and/or able to resolve these matters in a manner that will not materially affect the Company’s financial position or results of operations.

F.	Income Taxes

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

     The Company has identified its operating segments as its services and license product segments. In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. The services segment provides consulting, education, support and maintenance services and the license product segment provide Integrated Enterprise Response Software Solutions with e-Commerce application products.

     The following tables provide the various segment data (dollars in thousands):

	For the Three-Month Period Ended March 31, 2002

	License
	Product	Services	Unallocated	Total

Revenues from external
Customers	$230	$730	—	$960
Segment profit (loss)	(316)	429	$(290)	(177)

	For the Three-Month Period Ended March 31, 2001

	License
	Product	Services	Unallocated	Total

Revenues from external
Customers	$453	$1,406	—	$1,859
Segment profit (loss)	(778)	313	$(756)	(1,221)

     There were no transactions between segments. The unallocated amounts are made up of the following items:

	For the Three-Month Period
	Ended March 31,

	2002	2001

General and administrative costs	$(271)	$(610)
Work force reduction	(25)	(169)
Interest income (expense), net	6	33
Income tax expense	—	(10)

	$(290)	$(756)

PowerCerv Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)

H.	Work Force Reduction and Other

     During the first quarter of 2002, the Company announced and completed a minor work force reduction. The Company recorded a restructuring charge of $25 related to the severance costs of 3 employees (2 non-senior level services employees and 1 non-senior level research and development employee) and relocation costs. As of March 31, 2002, these costs were substantially paid.

     During the first quarter of 2001, the Company announced and completed a work force reduction in line with its objective to streamline overall operations and improve financial condition. The Company recorded a restructuring charge of $169 related to severance costs for approximately 30 employees (1 senior-level staff and 29 non senior-level employees primarily in research and development and services). As of March 31, 2002, approximately $33 remains in accrued liabilities for severance payments in connection with this restructuring.

I.	Line of Credit

     During April 2002, the Company obtained a commitment from a bank to provide a $100,000 line of credit, secured by certain assets of the Company and guaranteed by the chief executive officer and by a board member. The line of credit is available to finance working capital needs through 2002; however, loans will be reviewed by the bank six months from issuance.

PowerCerv Corporation

Item 2. Management's Discussion and Analysis or Plan of Operations
(dollars in thousands)

Overview

     The Company has focused its resources, including product development, marketing and sales efforts, on the needs and requirements of small and medium size manufacturing companies with annual revenues between $5 million and $250 million. The Company’s revenues currently consist primarily of software license fees and fees for services, primarily relating to the Company’s applications, including consulting, education and maintenance and support. Service fees remain the Company’s largest single revenue source, although the Company’s strategy is to seek to increase revenue generated from licensing its ERPPlus and web-enabled eSeries application products.

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

     This Quarterly Report on Form 10-QSB and any documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by the Company’s management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand for the Company’s products and services as described in the Company’s 2001 Annual Report on Form 10KSB filed with the SEC on April 16, 2002, under “Management’s Discussion and Analysis or Plan of Operations — Plan of Operations — Forward-Looking Statements and Associated Considerations;” “— Fluctuations in Quarterly Activity and Results of Operations;” “— Competition;”
“— Economic and Market Condition Risks;” “— Lengthy Sales Cycle;” “Ability to Manage Change;” “— Liquidity;” “— Availability of Consulting Personnel,” “— Dependence on Product Development and Associated Risks,” “— Dependence on New Products;”
“— Dependence on PowerBuilder® and others;” “— Dependence on Proprietary Technology; Risks of Third-Party Claims for Infringement;” “— Expansion of Indirect Channels; Potential for Channel Conflict;” “— Voting Control by Management;”
“— Dependence on Key Personnel;” and “— Possible Volatility of Stock Price.” The Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements.

Results of Operations

     The following table sets forth, for the periods indicated, certain financial data regarding the Company’s revenues derived from license fees and service fees:

PowerCerv Corporation

Item 2. Management's Discussion and Analysis or Plan of Operations
(dollars in thousands)

	Three months ended March 31,

Revenues	2002	Change	2001

License fees	$230	(49%)	$453
Percentage of total revenues	24%		24%

Service fees	$730	(48%)	$1,406
Percentage of total revenues	76%		76%

     License fees. The Company’s license fees are derived from licensing the Company’s application products. In addition, any royalty fees earned are included in license fees. The Company establishes its licensing fees using a tiered pricing approach based on the number of concurrent servers and users. Source code licenses are available at an additional cost.

     License fees decreased for the three-month period ended March 31, 2002, compared to the same period in 2001. License fees for the first quarter of 2001 included a $270 fee from a license and OEM agreement with an unrelated entity.

     Service fees. The Company’s service fees consist of revenue from consulting, education and support and maintenance services for the Company’s application software licenses. Consulting services are primarily provided on a time and materials basis, education services are generally priced on a per-student basis and annual support and maintenance are based on a percentage of related license fees. Management believes that the decrease in service revenue was due to fewer new license deals closed in 2001 and 2002. Generally, to the extent that revenue from licensing its application products increases, the Company believes the demand for application consulting services (and related revenue) over subsequent quarters may increase; however, there can be no assurance that license revenue will increase or that if it does increase, revenue from service fees will increase correspondingly.

Costs and expenses

     The following table sets forth, for the periods indicated, certain financial data regarding the Company’s costs associated with its license fees and services:

	Three months ended March 31,

Cost of revenues:	2002	Change	2001

Cost of licenses	$72	(8%)	$78
Gross profit percentage	69%		83%

Cost of services	$301	(72%)	$1,093
Gross profit percentage	59%		22%

     Cost of licenses. The cost of licenses consists primarily of production costs, royalties associated with modules of the Company’s application products, and the amortization of intangible assets. The decrease in gross profit percentage in the current quarter is due to lower license fee revenue and certain fixed costs due to the amortization of intangible assets.

     Cost of Services. The cost of services consists primarily of compensation and travel costs associated with providing consulting, product support and maintenance, technical services and education.

PowerCerv Corporation

Item 2. Management's Discussion and Analysis or Plan of Operations
(dollars in thousands)

     The cost of services decreased 72% in the first quarter of 2002 compared to 2001 primarily due to lower revenue resulting in lower compensation expense and operating costs for the period. During 2001 and the first quarter of 2002, the Company implemented several work force reductions and cost cutting measures. Management believes that these reductions have resulted in lower expenses and increased utilization of remaining services personnel; however, there can be no assurance that the Company will return to profitability as a result of these actions.

     The following table sets forth, for the periods indicated, certain financial data regarding the Company’s operating expenses:

	Three months ended March 31,

Operating expenses:	2002	Change	2001

General and administrative	$271	(56%)	$610
Percentage of total revenues	28%		33%

Sales and marketing	215	(61%)	555
Percentage of total revenues	22%		30%

Research and development	259	(57%)	598
Percentage of total revenues	27%		32%

     General and Administrative (“G&A”). G&A expenses include general compensation, communications, accounting, human resources, legal and related facilities expenses. The decrease in G&A expenses for the three-month period ended March 31, 2002, compared to the three-month period ended March 31, 2001, primarily resulted from lower compensation, bad debt and depreciation costs. The G&A percentage of total revenue decreased due to substantial cost cutting measures implemented by management in 2000 and 2001. Management believes that these reductions have resulted in lower expenses and increased utilization of remaining G&A personnel; however, there can be no assurance that the Company will return to profitability as a result of these actions.

     Sales and Marketing. Sales and marketing expenses primarily consist of compensation paid to sales and marketing personnel; costs of marketing, including direct mail and telemarketing activities; and related communications costs. Sales and marketing costs decreased 61% for the three-month period ended March 31, 2002, as compared to the same period in 2001 primarily as a result of lower compensation expense and lower marketing expense in the current period. The sales and marketing expense as a percentage of total revenue decreased due to substantial cost cutting measures implemented by the Company in 2000 and 2001. Management believes that these reductions have resulted in lower expenses and increased utilization of remaining sales and marketing personnel; however, there can be no assurance that the Company will return to profitability or that there will not be any further negative impact as a result of these actions.

     Research and Development (“R&D”). R&D costs consist primarily of compensation and related facilities, software and equipment costs associated with developing, maintaining and enhancing the Company’s products. Historically, the Company has not capitalized any internal R&D costs as the costs incurred during the period between the point in time that technological feasibility is established and that a product is released to the market have been insignificant. R&D costs decreased 57% for the three-month period ended March 31, 2002, as compared to the same period in 2001, primarily due to decreased personnel costs. The R&D cost percentage of total revenue decreased due to substantial cost cutting

PowerCerv Corporation

Item 2. Management's Discussion and Analysis or Plan of Operations
(dollars in thousands)

measures implemented by the Company in 2000 and 2001. Management believes that these reductions have resulted in lower expenses and increased utilization of remaining R&D personnel; however, there can be no assurance that the Company will return to profitability or that there will not be any further negative impact as a result of these actions.

Work Force Reduction and Other.

     During the first quarter of 2002, the Company announced and completed a minor work force reduction. The Company recorded a restructuring charge of $25 related to the severance costs of 3 employees (2 non-senior level services employees and 1 non-senior level research and development employee) and relocation costs. As of March 31, 2002, these costs were substantially paid.

     During the first quarter of 2001, the Company announced and completed a work force reduction in line with its objective to streamline overall operations and improve financial condition. The Company recorded a restructuring charge of $169 related to severance costs for approximately 30 employees (1 senior-level staff and 29 non senior-level employees primarily in research and development and services). As of March 31, 2002, approximately $33 remains in accrued liabilities for severance payments in connection with this restructuring.

     The Company expects that these reductions will result in lower expenses and increased utilization of its remaining personnel; however, there can be no assurance that the Company will return to profitability as a result of these actions.

Income taxes.

     The Company’s federal income tax returns for the years ended December 31, 1996 and 1995 were subject to a routine examination by the Internal Revenue Service that resulted in an assessment of $66,000 of federal tax, $143,000 of state tax and approximately $150,000 of interest. The Company recorded a charge for this exposure upon receiving the notice of assessment in 2000, but is currently in the process of appealing this assessment

Liquidity and Capital Resources

     The following tables sets forth, for the periods indicated, certain financial data regarding the Company’s working capital balances, cash and cash equivalents, cash used in operating activities, cash provided by investing activities and cash provided by financing activities:

	As of
	March 31,		December 31,

	2002	Change	2001

Working capital deficit	$(786)	8%	$(729)
Cash and cash equivalents	$271	(57%)	$635

     Cash and cash equivalents decreased as of March 31, 2002, compared to December 31, 2001, due to reduced operating losses and payments of accrued liabilities during the quarter.

PowerCerv Corporation

Item 2. Management's Discussion and Analysis or Plan of Operations
(dollars in thousands)

		For the
	Three months ended March 31,

	2002	Change	2001

Cash flows used in operating activities	(570)	11%	(637)
Cash flows provided by investing activities	122	107%	59
Cash flows provided by financing activities	85	100%	—

     For the three-month period ended March 31, 2002, cash used by operating activities totaled $570, due principally to lower revenues, resulting losses for the quarter and the timing of payments and cash collections.

     The Company’s cash provided by investing activities totaled $122 and $59 for the three-month periods ended March 31, 2002 and 2001, respectively, principally due to payments received on notes receivable.

     The Company’s cash provided by financing activities totaled $85 for the three-month period ended March 31, 2002, due to payment received on notes receivable associated with convertible preferred stock issued in 2001.

     At March 31, 2002, the Company’s primary source of liquidity consisted of its cash and cash equivalents balance of $271 and its short-term accounts receivable balance of $1,032. During April 2002, the Company obtained a $100 line of credit commitment secured by certain assets of the Company and guaranteed by an officer and director of the Company. The Company is currently seeking other sources of debt or equity. There can be no assurances that such funds will be available to the Company or, if available, would be on terms satisfactory to the Company.

     In 2000 and 2001, the Company took restructuring actions involving workforce reductions and office closures. There can be no assurance that the Company will return to profitability as a result of these actions or that further actions will not be necessary through the remainder of 2002. If the Company is not successful in achieving targeted license and service revenues, the Company may be required to take further actions to align its operating expenses with its revenues, such as further reductions in work force or other cost cutting measures. The Company is dependent upon its ability to generate cash flows from its license and service fees, as well as the collection of its outstanding accounts receivable, to maintain its current liquidity levels. Restructuring actions have resulted in reduced personnel throughout the Company; which will limit the Company’s ability to pursue sales and service fees opportunities.

     If the Company’s existing cash reserves and restructuring decisions prove insufficient to fund its future cash requirements and the Company is not able to obtain other sources of funds, the Company’s ability to pursue its business strategy during the year 2002 is likely to be materially adversely affected. However, as a result of the Company’s 2000 and 2001 restructuring decisions, the amount of cash used in operations decreased substantially from 2000 through the quarter ended March 31, 2002. Minor workforce reductions were completed in 2002 to further align costs with revenues. The Company is currently in negotiations with a third party to raise capital from strategic operating agreements, which may also involve the sale of equity securities, but no definitive agreement has been reached. As more fully discussed in the Company’s 2001 Annual Report — “Plan of Operations” and Note 3 to the

PowerCerv Corporation

Item 2. Management's Discussion and Analysis or Plan of Operations
(dollars in thousands)

consolidated financial statements and the going concern uncertainty explanatory paragraph in the related Report of Independent Certified Public Accountants also included in the Company’s 2001 Annual Report, the Company has implemented, or is in the process of initiating, further cost cutting measures and other actions that management currently believes will provide adequate working capital for at least twelve months. If the Company is not successful in achieving targeted license and service revenues, the Company may be required to take further actions to align its operating expenses with its revenues, such as further reductions in work force or other cost cutting measures. Additionally, the Company will be required to further re-examine its current business plans. Accordingly, there can be no assurance that the Company will be able to raise additional capital or that the other proposed actions will provide such adequate working capital.

     To date, inflation has not had a material effect on the Company’s financial results. There can be no assurance, however, that inflation may not adversely affect the Company’s financial results in the future.

PowerCerv Corporation

Form 10-QSB

Part II. Other Information

Item 1.   Legal Proceedings

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

PowerCerv Corporation

Form 10-QSB

(for the quarterly period ended March 31, 2002)

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWERCERV CORPORATION

Date: May 15, 2002	/s/ Marc J. Fratello

Marc J. Fratello, President and Chief Executive Officer (Duly Authorized Officer and Acting Principal Financial Officer)