Form 10KSB/A
period 2001-12-31
POWERCERV CORP
filed 2002-08-06
CIK 1005758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to ____________________________

Commission File Number 0-27574

POWERCERV CORPORATION
(Exact name of small business issuer as specified in its charter)

FLORIDA (State or other jurisdiction of incorporation or organization)	59-3350778 (I.R.S. Employer Identification No.)

400 NORTH ASHLEY DRIVE, SUITE 2675, TAMPA, FLORIDA 33602
(Address of principal executive offices, including zip code)

(813) 226-2600
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: none
Securities registered pursuant to Section 12(g) of the Act: common stock, par value $.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB.   ☐

The aggregate market value of the registrant’s voting stock held by non-affiliates as of April 8, 2002 was approximately $607,028. There were 1,313,000 shares of the registrant’s common stock, par value $.001 per share, outstanding on August 2, 2002.

TABLE OF CONTENTS

AMENDMENT NO. 1
PART III
EXECUTIVE COMPENSATION
STOCK OWNERSHIP
SIGNATURES

AMENDMENT NO. 1

TO THE FORM 10-KSB FILED BY
POWERCERV CORPORATION ON APRIL 16, 2002

The following items were omitted from the Form 10-KSB filed by PowerCerv Corporation on April 16, 2002, and such Form 10-KSB is hereby amended to include Part III as set forth below.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Set forth below is certain information as of June 30, 2002, concerning PowerCerv’s executive officers and directors.

Name	Position(s)	Age	Director

Marc J. Fratello	Chairman, Chief Executive Officer and Director	44	1992
Aria L. Siplin	Chief Financial Officer	31	—
Scott Galloway	Senior Vice President of Operations	41	—
Richard L. Poggi	Vice President of Sales	36	—
Steven Nichols	Vice President of Human Resources	47	—
John S. McMullen	Vice Chairman and Director	58	2001
Roy E. Crippen III	Director	42	1992
O.G. Greene	Director	60	1996

     MARC J. FRATELLO has served as a director of PowerCerv since its inception in 1992 and as President from PowerCerv’s inception until March 1998. Mr. Fratello also served as PowerCerv’s Chief Operating Officer from December 1995 until December 1997, as Chief Executive Officer from January 1998 to January 2000 and from July 2000 to present and as Chairman since January 1, 1998. Before founding PowerCerv in 1992, Mr. Fratello spent 10 years at Unisys Corporation. The last position Mr. Fratello held with Unisys was Director, CASE/4GL Products. Mr. Fratello earned a Bachelor of Science degree from Franklin and Marshall College and a Masters degree in Business Administration from the University of Pennsylvania’s Wharton School. Mr. Fratello is the first cousin of Mr. Poggi, who is PowerCerv’s Vice President of Sales.

     ARIA L. SIPLIN has served as Chief Financial Officer of PowerCerv since October 2001. Ms. Siplin joined PowerCerv in March 1998 as the Accounting Manager. Ms. Siplin has since served as Controller and Chief Accounting Officer. Before joining PowerCerv, Ms. Siplin served as a Senior Auditor at PricewaterhouseCoopers LLP from September 1994 to March 1998.

     JOHN S. MCMULLEN has served as Vice Chairman and director of PowerCerv since September 2001. Mr. McMullen is also the director of publicly-held Insurance Management Solutions Group, Inc. and both treasurer and director of Merchants Association of Florida, Inc. Mr. McMullen served as President and CEO of Florida bank from April 1992 to March 1999, when he retired.

     ROY E. CRIPPEN, III has served as a director of PowerCerv since its inception in 1992. In April 1999, Mr. Crippen became the President, Chief

Operating Officer and a director of digital fusion, inc. (formerly known as R.O.I. Consulting, Inc.), a privately-held consulting services company which, on March 31, 1999, purchased the net assets of PowerCerv’s general consulting and general education businesses. On March 2, 2000, IBS Interactive Inc., a provider of internet and information technology services, acquired all of the outstanding capital stock of digital fusion pursuant to a merger. Mr. Crippen has served as Chief Operating Officer of IBS Interactive since the consummation of the merger and as its President since October 2000. From April 1992 to March 1999, Mr. Crippen served in various executive management roles with PowerCerv including Executive Vice President (1992 — 1998), Chief Technology Officer (1992 — 1999), Acting President and Chief Operating Officer (1998), and Vice Chairman (1998 — 1999). In accordance with Mr. Crippen’s Termination Agreement with PowerCerv, Mr. Crippen shall be nominated for election to PowerCerv’s board of directors as long as Mr. Crippen holds at least 2.89% of PowerCerv’s common stock.

     SCOTT GALLOWAY has served as Senior Vice President of Operations since January 2002. Mr. Galloway also served as Senior Vice President of Products & Marketing from January 2001 to December 2001, as PowerCerv’s Vice President of Product Marketing-ERP Solutions, from January 1999 to January 2001, and as PowerCerv’s Director of Application Sales & Marketing from January 1995 to January 1999.

     RICHARD L. POGGI has served as Vice President of Sales of PowerCerv since January 2001. Mr. Poggi also served as PowerCerv’s Regional Sales Manager for the Northeast from March 1997 to January 2001. Prior to joining PowerCerv, between 1994 and 1997, Mr. Poggi served as a Business Development Manager for TJI Lighting, a regional manufacturers representative firm specializing in specification and sales of commercial and industrial lighting fixtures and applications. Mr. Poggi is the first cousin of Mr. Fratello, PowerCerv’s Chairman and Chief Executive Officer.

     STEVEN NICHOLS has served as Vice President of Human Resources since December 2001. Mr. Nichols also served as PowerCerv’s Director of Human Resources from August 1995 to December 2001. Prior to joining PowerCerv, Mr. Nichols was Director of Human Resources for a Tampa-based data telecommunications company. He holds a bachelor’s degree in Management and a Masters degree in Business Administration.

     O. G. GREENE has served as a director of PowerCerv since October 1996. Mr. Greene has served as the CEO of Skylight Financial Inc since August 2001. Mr. Greene served as the Chief Executive Officer of Speer Communications, a Nashville, Tennessee provider of information and media services on an out-source basis, from March 1998 to April 1999. From June 1995 to March 1998, Mr. Greene served as President and Chief Executive Officer of GridNet International LLC, an enhanced service provider in the telecommunications industry located in Atlanta, Georgia. From May 1992 to June 1995, Mr. Greene was the Executive Vice President and Chief Operating Officer of First Financial Management Corporation, a firm providing payment systems services to the credit card, check and health care industries in Atlanta. From February 1991 to May 1992, Mr. Greene was the President and CEO of National Data Corporation, a firm providing payment systems services to the credit card, check and health care industries in Atlanta. Mr. Greene also is on the board of directors of digital fusion in Tampa, Florida and PreSolutions Inc in Atlanta, GA.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under U.S. securities laws, directors, executive officers and persons holding more than 10% of PowerCerv’s common stock must report their initial ownership of the common stock and any changes in that ownership to the SEC. The SEC has designated specific due dates for these reports and PowerCerv must identify in this 10-KSB/A those persons who did not file these reports when due. PowerCerv is in the process of identifying those directors and executive officers that may have failed to timely file their Forms 3, 4 or 5 and will update its findings in the next proxy filing.

ITEM 10.   EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table presents certain information concerning the total compensation earned by or paid to during the three fiscal years ended December 31, 2001: (1) the Chief Executive Officer of PowerCerv (2) each of the four other most highly compensated executive officers of PowerCerv during the last fiscal year and (3) one other former executive officer who would have been among the most highly compensated executive officer if he had been as such at the end of the last fiscal year (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE(1)

		Annual Compensation			Long Term

Name and Principal				Other Annual		All Other
Position	Year	Salary (2)	Bonus (3)	Compensation	Underlying Options	Compensation

Marc J. Fratello	2001	144,667	0	0	11,111	0
Chairman and Chief	2000	215,625	20,000	0	5,556	1,140
Executive Officer	1999	250,000	0	0	13,889	2,450
Lawrence Alves (4)	2001	95,996	0	0	5,334	0
	2000	115,000	10,000	0	5,555	0
Ira Herman (5)	2001	145,333	0	0	8,000	0
	2000	160,000	35,000	0	4,444	0
Scott Galloway	2001	114,500	17,114	0	6,888	0
Richard L. Poggi	2001	130,617	17,114	0	8,667	0
Aria L. Siplin	2001	81,667	0	0	1,111	0

(1)	The aggregate amount of prerequisites and other personal benefits, if any, did not exceed the lesser of $50,000 or 10% of the total amount salary and bonus beyond for each Named Executive Officer and has therefore been omitted.

(2)	Includes any amount deferred by the Named Executive Officers pursuant to PowerCerv’s 401(k) Plan.

(3)	Bonuses are reported in the year earned, even if actually paid in a subsequent year.

(4)	Mr. Alves joined PowerCerv in June 1999 and his employment terminated in October 2001.

(5)	Mr. Herman’s employment with PowerCerv terminated as of December 31, 2001.

OPTION GRANTS DURING FISCAL YEAR 2001

     The following table sets forth certain information concerning grants of stock options to each of the Named Executive Officers of PowerCerv during the fiscal year ended December 31, 2001.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

	Number of Shares of	% of Total Options
	Common Stock	Granted to
	Underlying Options	Employees in Fiscal	Exercise Price per
Name	Granted (1)	Year	Shares	Expiration Date

Marc J. Fratello (2)	11,111	11.5	$3.3750	01/16/2011
Lawrence J. Alves (3)	2,778	2.9	1.9710	1/2/2011
	2,556	2.7	3.3750	1/16/2011
Aria L. Siplin (4)	1,111	1.2	1.9710	1/2/2011
Ira Herman (5)	4,444	4.6	1.9710	1/2/2011
	3,556	3.7	3.3750	1/16/2011
Scott Galloway (6)	5,555	5.8	1.9710	1/2/2011
	1,333	1.4	3.3750	1/16/2011
Richard L. Poggi (7)	5,556	5.8	1.9710	1/2/2011
	3,111	3.2	3.3750	1/16/2011

(1)	All options granted to the Named Executive Officers were granted in 2001 pursuant to the Stock Option Plan (as defined herein) and are subject to the terms of such plan.

(2)	These options vested on January 16, 2002.

(3)	2,778 of these options will vest by January 2, 2003 and 2,556 of these options will vest by January 16, 2002, as long as the optionee maintains continuous employment with PowerCerv. Mr. Alves’ employment terminated in October 2001.

(4)	These options will vest on January 2, 2003, as long as the optionee maintains continuous employment with PowerCerv.

(5)	4,444 of these options will vest on January 2, 2003 and 3,556 of these options will vest on January 16, 2002, as long as the optionee maintains continuous employment with PowerCerv. Mr. Herman’s employment with PowerCerv terminated as of December 31, 2001.

(6)	5,423 of these options vest on January 2, 2003, 132 of these options vest on July 2, 2001, 111 of these options vest on January 16, 2002 and 1,222 of these options vest on December 16, 2001, as long as the optionee maintains continuous employment with PowerCerv.

(7)	5,556 of these options vest on January 2, 2003 and 3,111 of these options vested on January 16,2002 as long as the optionee maintains continuous employment with PowerCerv.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth certain information concerning the exercise of options during the fiscal year ended December 31, 2001, and the aggregate value of unexercised options at December 31, 2001, for each of the Named Executive Officers. PowerCerv does not have any outstanding stock appreciation rights.

		Number of
		Securities		Unexercised	In-the-Money at
		Underlying Value	Unexercised Options	Options	December 31, 2001(2)
	Shares Acquired on	Realized	December 31, 2001	December 31, 2001	Exercisable /
Name	Exercise (1)	($) (2)	Exercisable	Unexercisable	Unexercisable

Marc J. Fratello	0	0	49,074	3,704	$0	$0
Lawrence J. Alves	0	0	0	0	$0	$0
Ira Herman	0	0	33,259	8,630	$0	$0
Richard L. Poggi	0	0	12,248	9,169	$0	$0
Scott Galloway	0	0	19,455	11,878	$0	$0
Aria L. Siplin	0	0	4,163	2,976	$0	$0

(1)	The closing price for PowerCerv’s common stock as reported on the OTC Market on December 31, 2001 was $0.6400.

(2)	Value realized is calculated based on the difference between the option exercise price and the closing market price of PowerCerv’s common stock on the date of exercise multiplied by the number of shares to which the exercise relates.

EMPLOYMENT AGREEMENTS

     Effective April 10, 1997, Marc J. Fratello entered into an Employment, Non-competition, Development and Confidentiality Agreement with PowerCerv. This agreement is for one year plus renewable one-year extensions subject to either PowerCerv’s or Mr. Fratello’s right of cancellation. This agreement also provides certain piggyback registration rights to Mr. Fratello. In addition, PowerCerv agreed to pay Mr. Fratello 24 months of severance pay at $12,500 per month for a total of $300,000, if his employment is terminated (1) by mutual agreement of Mr. Fratello and PowerCerv, (2) by either party after the agreement’s twelve month term has elapsed, (3) by PowerCerv following a disability determination of Mr. Fratello, or following PowerCerv’s early termination of the agreement on certain notice or (4) by Mr. Fratello if PowerCerv breaches the agreement, upon certain changes of control of PowerCerv, or following Mr. Fratello’s formal notice of termination after April 1998. This agreement also contains a one-year non-compete provision following its expiration or earlier termination. In January 1999, the Compensation Committee established Mr. Fratello’s base salary at $250,000, his target annual bonus up to $150,000 and granted him options for 125,000 shares of Common Stock under the Stock Option Plan, which were vested on December 31, 2001.

     Effective April 7, 1998, Ira Herman entered into an Employment Agreement with PowerCerv. Mr. Herman’s employment agreement automatically renewed on April 30, 1999 for a term expiring on December 31, 2000. As of December 31, 2000, Mr. Herman’s employment agreement automatically renews for successive one-year terms unless terminated by either party. The agreement provides for an annual base salary of $125,000, subject to review on an annual basis by PowerCerv’s Compensation Committee, and an annual target bonus of up to $125,000 based on PowerCerv achieving certain revenue and operating income targets, which are set by PowerCerv’s board and certain other subjective criteria. Mr. Herman’s employment agreement also provides for the grant of non-qualified options to purchase up to 215,000 shares of PowerCerv’s common stock on the effective date of his employment agreement, subject to vesting schedules described in the agreement. In addition, PowerCerv agrees to make a payment to Mr. Herman equal to his annual base salary (payable in twelve monthly installments) and to vest certain stock options as follows: (a) if PowerCerv is merged, consolidated, acquired, sold, liquidated or disposes of substantially all of its business or assets and Mr. Herman is not offered at least a comparable position with similar or better pay, (b) if PowerCev terminates Mr. Herman without cause or (c) if Mr. Herman terminates the agreement because PowerCerv has materially reduced his title or responsibilities, provided that he is not in breach and does not subsequently breach certain provisions of his employment agreement, including a non-compete agreement, which survives for one year following his termination. Mr. Herman’s employment agreement expired on its own terms on December 31, 2001.

COMPENSATION OF DIRECTORS

     Directors who are not employees of PowerCerv were paid $1,000 for each Board meeting attended, however, the Board voted to suspend payments in October 2001 until further notice. During 2001, O.G. Greene, a non-employee director, also received an option to purchase 1,667 shares of PowerCerv’s common stock pursuant to PowerCerv’s 1995 Stock Option Plan (the “Stock Option Plan”), which vest ratably over twelve months and have an exercise price equal to the fair market value on the day of grant. All non-employee directors also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of PowerCerv’s Board. No director who is an employee of PowerCerv receives separate compensation for services rendered as a director.

     During 2001, John S. McMullen received $4,000 in consulting fees and $12,000 in salary compensation for his role as Vice Chairman.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

STOCK OWNERSHIP

     The following table sets forth, as of June 30, 2002, information as to PowerCerv’s common stock beneficially owned by: (i) each director of PowerCerv,(ii) each executive officer named in the Summary Compensation Table, (iii) all directors and executive officers of PowerCerv as a group and (iv) any person who is known by PowerCerv to be the beneficial owner of more than 5% of the outstanding shares of common stock.

	Amount and Nature of
Name of Beneficial Owner (1)	Beneficial Ownership	Percent

DIRECTORS AND EXECUTIVE OFFICERS
Marc J. Fratello (2)	348,456	25.6%
Lawrence J. Alves	1,111	*
Aria L. Siplin (3)	6,666	*
Ira Herman	0	*
Scott Galloway (4)	28,159	2.1%
Richard L. Poggi (5)	18,249	1.4%
John S. McMullen	34,092	2.6%
Roy E. Crippen III (6)	170,972	12.8%
O.G. Greene (7)	6,334	*
All directors and executive officers As a group (10 persons)(8)	626,122	42.9%
5% Shareholders Dimensional Fund Advisors Inc. (9)	92,151	7.0%

*	Less than 1%

(1)	The business address for Messrs. Fratello, Galloway, Poggi, Crippen, McMullen, Greene and Ms. Siplin is c/o PowerCerv Corporation, 400 North Ashley Drive, Suite 2675, Tampa, Florida 33602. The business address for Mr. Alves is 2339 Palm Springs Ct, Spring Hill, Florida 34606. The business address for Mr. Herman is 402 Tomahawk Trail, Brandon, Florida 33511. The business address for Dimensional Fund Advisors Inc. is 1299 Ocean Avenue,11th Floor, Santa Monica, California 90401.

(2)	Includes 297,067 shares held by M.J.F. Limited Partnership, a Nevada limited partnership in which Mr. Fratello is the limited partner and a Nevada corporation, of which he is the sole shareholder and director, is the general partner, and 51,389 shares that are subject to stock options that are exercisable within 60 days of June 30, 2002.

(3)	Includes 6,666 shares that are subject to stock options that are exercisable within 60 days of June 30, 2002.

(4)	Includes 28,159 shares that are subject to stock options that are exercisable within 60 days of June 30, 2002.

(5)	Includes 18,249 shares that are subject to stock options that are exercisable within 60 days of June 30, 2002.

(6)	Includes 148,750 shares held by R.C.F. Company Limited Partnership, a Nevada limited partnership in which Mr. Crippen is the limited partner and a Nevada corporation, of which he is the sole shareholder and director, is the general partner, and 22,222 shares that are subject to stock options exercisable within 60 days of June 30, 2002.

(7)	Includes 6,334 shares that are subject to stock options that are exercisable within 60 days of June 30, 2002.

(8)	Includes 12,083 shares that are subject to stock options exercisable within 60 days of June 30, 2002 held by one other executive officer. Also includes 133,019 shares that are subject to stock options exercisable within 60 days of June 30, 2002 held by the Named Executive Officers and directors (see footnotes 2-7 above).

(9)	The number of shares shown in the table is based upon an amendment to a Schedule 13G filed with the SEC on February 12, 2002.

     The following table sets forth, as of June 30, 2002, information as to PowerCerv’s preferred stock beneficially owned by: (i) each director of PowerCerv,(ii) each executive officer named in the Summary Compensation Table, (iii) all directors and executive officers of PowerCerv as a group and (iv) any person who is known by PowerCerv to be the beneficial owner of more than 5% of the outstanding shares of preferred stock.

	Amount and Nature of
Name of Beneficial Owner (1)	Beneficial Ownership	Percent

DIRECTORS AND EXECUTIVE OFFICERS
Marc J. Fratello	100,000	9.80%
Lawrence J. Alves	0	*
Aria L. Siplin	0	*
Ira Herman	0	*
Scott Galloway	0	*
Richard L. Poggi	0	*
John S. McMullen	522,000	51.1%
Roy E. Crippen III	25,000	2.40%
O.G. Greene	0	*
All directors and executive officers As a group (10 persons)	647,000	63.3%

5% Shareholders:
K.C. Craichy	100,000	9.80%
Chris A. Peifer	100,000	9.80%

*	Less than 1%

(1)	The business address for Messrs. Fratello, Galloway, Poggi, Crippen, McMullen, Greene and Ms. Siplin is c/o PowerCerv Corporation, 400 North Ashley Drive, Suite 2675, Tampa, Florida 33602. The business address for Mr. Alves is 2339 Palm Springs Ct, Spring Hill, Florida 34606. The business address for Mr. Herman is 402 Tomahawk Trail, Brandon, Florida 33511. The business address for K.C. Craichy is P.O. Box 1038, Tampa, Florida 33601. The business address for Chris A. Peifer is 16308 Villarreal de Avila, Tampa, Florida 33613.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Fratello, the Chairman of PowerCerv, served the board of directors of Software Business Technologies, Inc. (“SBT”) from September 1996 to the first quarter of 2000. Mr. Davies, a former PowerCerv director, served as Chairman and Chief Executive Officer of SBT from June 1980 to August 2000. In December 1996, PowerCerv purchased a five-percent ownership interest in SBT for $1.5 million. During 1997, PowerCerv provided approximately $8,300 of technical services to SBT and amended its June 1996 partnering agreement (the “Partnering Agreement”) by expanding the OEM license rights for a license fee of $250,000. This 1997 amendment also provided evaluation license rights to other application products of PowerCerv and reduced the total royalties due under the Partnering Agreement to $1.75 million from $2 million. In 1998, PowerCerv further amended its Partnering Agreement, expanding certain rights of SBT, eliminating future royalties, and providing for additional license payments in 1998 totaling $825,000. Also during 1998,PowerCerv received approximately $17,000 in royalty and service payments from SBT under the Partnering Agreement, as amended. Separately, in 1998, PowerCerv expanded its rights to exercise its “put” options on its shares of preferred stock of SBT and exercised its option on 98,232 shares for $500,000. During 1999, PowerCerv further amended the Partnering Agreement by expanding the license rights of SBT for additional license payments of $350,000. PowerCerv exercised its remaining put options on 196,679 shares of SBT preferred stock in June 2000.

     On March 31, 1999, pursuant to an asset purchase agreement dated March 30, 1999, PowerCerv sold the net assets of its general consulting group and general education group to digital fusion, inc. (formerly known as ROI Consulting, Inc.). digital fusion paid part of the purchase price under the asset purchase agreement in the form of a promissory note in the principal amount of $827,500 payable in equal, quarterly installments beginning December 31, 2000 and bearing interest at a rate of 4.56% per year. On March 2, 2000, IBS Interactive, Inc. acquired all of the outstanding capital stock of digital fusion pursuant to a merger. During 2001 and 2000, payments to PowerCerv on the note equaled approximately $250,120 and $62,530, respectively. Mr. Crippen, who served as director, Vice Chairman and Chief Technology Officer of PowerCerv from 1992 until his resignation as Vice Chairman and Chief Technology Officer of PowerCerv on March 31, 1999, serves as President and Chief Operating Officer of IBS Interactive. Mr. Crippen remains a director of PowerCerv.

     On September 30, 1999, PowerCerv entered into an amendment to an OEM Agreement with digital fusion, dated March 31, 1999, whereby digital fusion is obligated to pay PowerCerv a nonrefundable license fee for the use of certain of PowerCerv’s software. The amount of the license fee pursuant to the amendment is $350,000, which is to be paid as follows: $50, 000 on or before November 30, 1999; $10,000 on or before March 31, 2000; $100,000 on or before June 30, 2000 and $100,000 on or before September 30, 2000. On September 29, 2000, PowerCerv entered into a second amendment with digital fusion to the OEM Agreement described above whereby digital fusion licensed additional software. Pursuant to that second amendment, digital fusion shall pay PowerCerv a nonrefundable license fee of $350,000 payable as follows: $140,000 at the time of execution of the amendment, $105,000 by December 31, 2000, and $105,000 by March 31, 2001. The second amendment terminated any further royalty due PowerCerv for the sale of software licensed to digital fusion pursuant to the amendment dated September 30, 1999.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Tampa, State of Florida, on August 6, 2002.

POWERCERV CORPORATION

By:	/s/ Marc J. Fratello

Marc J. Fratello President, Chief Executive Officer And Chairman of the Board