Form 10QSB
period 2002-06-30
POWERCERV CORP
filed 2002-10-03
CIK 1005758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☐   No   ☒

As of September 30, 2002, there were 1,313,000 shares of the registrant’s common stock, $.001 par value, outstanding.

PowerCerv Corporation
Form 10-QSB

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

PowerCerv Corporation

Condensed Consolidated Balance Sheets
(In thousands)

	June 30, 2002	December 31, 2001

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$231	$635
Accounts receivable, net of allowance of $1,768 and $1,880, respectively	527	934
Other current assets	356	499

Total current assets	1,114	2,068
Property and equipment, net	64	76
Intangible assets, net	279	375
Notes receivable, net	217	383
Deposits and other assets	14	18

Total assets	$1,688	$2,920

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$524	$581
Accrued expenses and other	944	1,371
Deferred revenue	518	845

Total current liabilities	1,986	2,797
Shareholders’ equity (deficit)	(298)	123

Total liabilities and shareholders’ equity (deficit)	$1,688	$2,920

See accompanying notes to condensed consolidated financial statements.

PowerCerv Corporation

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Revenues:
License fees	$31	$633	$260	$1,086
Service fees	640	1,170	1,370	2,576

Total revenues	671	1,803	1,630	3,662

Costs and expenses:
Cost of licenses	54	79	126	157
Cost of services	276	875	577	1,968
General and administrative	319	683	590	1,293
Sales and marketing	103	450	318	1,005
Research and development	196	493	455	1,091
Work force reduction and other	5	24	30	193

Total costs and expenses	953	2,604	2096	5,707

Operating loss	(282)	(801)	(466)	(2,045)
Interest and other income (expense), net	39	18	45	51

Loss before income taxes	(243)	(783)	(421)	(1,994)
Income tax expense	—	—	—	10

Net loss and comprehensive loss	$(243)	$(783)	$(421)	$(2,004)

Net loss per share:
Basic	$(.19)	$(.51)	$(.32)	$(1.31)

Diluted	$(.19)	$(.51)	$(.32)	$(1.31)

Shares used in computing net loss per share:
Basic	1,313	1,535	1,313	1,535

Diluted	1,313	1,535	1,313	1,535

See accompanying notes to condensed consolidated financial statements.

PowerCerv Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six months ended June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(421)	$(2,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	107	387
Deferred revenue	(327)	(168)
Changes in assets and liabilities	(77)	697

Net cash flows used in operating activities	(718)	(1,088)

Cash flows from investing activities:
Payments received on notes receivable	183	114
Purchases of property and equipment, net	—	(15)

Net cash flows provided by investing activities	183	99

Cash flows from financing activities:
Net proceeds from issuance of preferred stock	85	—
Loans received from officers and directors	46	—

Net cash flows provided by financing activities	131	—

Net decrease in cash and cash equivalents	(404)	(989)
Cash and cash equivalents, beginning of period	635	2,136

Cash and cash equivalents, end of period	$231	$1,147

See accompanying notes to condensed consolidated financial statements.

PowerCerv Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)

A. Basis of Presentation

     The unaudited condensed consolidated balance sheet of PowerCerv Corporation and its subsidiary (collectively, the “Company” or “PowerCerv”) as of June 30, 2002, and the condensed consolidated statements of operations for the three and six months ended June 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the six months ended June 30, 2002 and 2001 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002, and for all periods presented have been made. The financial statements are prepared on the going concern basis. See further discussion in note J. The condensed consolidated balance sheet at December 31, 2001, has been derived from the Company’s audited consolidated financial statements at that date.

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

     The results of operations for the six months ended June 30, 2002, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

New Accounting Pronouncements

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of the Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. The adoption of this statement did not have a significant effect on the Company’s results of operations or financial position. The Company recognized $7 of goodwill amortization expense in 2001. Goodwill amounted to $4 at June 30, 2002.

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

C. Net Loss Per Share Data

     The following table sets forth the computation of basic and diluted loss per share (“EPS”) for the periods indicated:

PowerCerv Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Basic:
Net loss	$(243)	$(783)	$(421)	$(2,004)

Average shares outstanding	1,313	1,535	1,313	1,535

Basic EPS	$(.19)	$(.51)	$(.32)	$(1.31)

Diluted:
Net loss	$(243)	$(783)	$(421)	$(2,004)

Average shares outstanding	1,313	1,535	1,313	1,535
Net effect of dilutive stock options— based on the treasury stock method	—	—	—	—

Totals	1,313	1,535	1,313	1,535

Diluted EPS	$(.19)	$(.51)	$(.32)	$(1.31)

     Common stock equivalents in the three and six-month periods ended June 30, 2002 and June 30, 2001, were anti-dilutive due to the net losses sustained by the Company during those periods. Therefore, the diluted net loss per share in these periods is the same as the basic net loss per share.

D. Commitments

     The Company has entered into employment agreements with certain of its executive officers. Information regarding these agreements is available in the 2001 Annual Report and Form 10-KSB/A.

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

     The following tables provide the various segment data:

	Three Months Ended June 30, 2002				Six Months Ended June 30, 2002

	License	Services	Unallocated	Total	License	Services	Unallocated	Total

Revenues from external Customers	$31	$640	—	$671	$260	$1,370	—	$1,630
Segment profit (loss)	$(322)	$364	$(285)	$(243)	$(639)	$793	$(575)	$(421)

	Three Months Ended June 30, 2001				Six Months Ended June 30, 2001

	License	Services	Unallocated	Total	License	Services	Unallocated	Total

Revenues from external Customers	$633	$1,170	—	$1,803	$1,086	$2,576	—	$3,662
Segment profit (loss)	$(389)	$295	$(689)	$(783)	$(1,167)	$608	$(1,445)	$(2,004)

     There were no transactions between segments. The unallocated amounts are made up of the following items:

	Three	Six	Three	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2002	June 30, 2002	June 30, 2001	June 30, 2001

General and administrative costs	$(319)	$(590)	$(683)	$(1,293)
Work force reduction	(5)	(30)	(24)	(193)
Interest and other income (expense), net	39	45	18	51
Income tax expense	—	—	—	(10)

	$(285)	$(575)	$(689)	$(1,445)

PowerCerv Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)

The Company does not use assets as a measure of the segment’s performance, thus no assets are disclosed by segment in the tables above.

H. Work Force Reduction and Other

     During the first quarter of 2002, the Company announced and completed a work force reduction. The Company recorded a restructuring charge of $25 related to the severance costs of 3 employees (2 non-senior level services employees and 1 non-senior level research and development employee) and relocation costs. As of June 30, 2002, these costs were paid.

I. Loans from Officers and Directors

     In June 2002, the Company received loans from its Chief Executive Officer and two of its board members totaling $46. Each loan bears an annual interest rate of 7% and is payable upon demand. The proceeds from these loans were used to fund the Company’s operations.

J. Liquidity

     During 2002, the Company has attempted to improve cash flow. To date, the Company has instituted flexible work arrangements, reduced work weeks, uniform salary reductions, workforce reductions, elimination of non-critical costs and accelerated cash conversion of receivables. However, as of September 30, 2002, the Company’s cash and cash equivalents totaled approximately $120. Management believes that it can sustain positive cash levels through the expected closing date of the asset sale transaction discussed in note K based on its assessment of current receivables, projected future billings, an advance obtained from ASA International, Ltd. and by securing advance payments on a note receivable from a related party; although there can be no assurance that the Company can do so. The Company has canceled the line of credit commitment that it had with a bank. In the event that the asset sale discussed in note K is not completed, the Company will have to consider the possibility of filing a bankruptcy petition or take steps towards liquidation.

K. Subsequent Event

     On October 1, 2002, the Company entered into a definitive asset purchase agreement with ASA International Ltd. pursuant to which PowerCerv will sell substantially all of its assets to ASA and ASA will assume certain of the Company’s liabilities. ASA will not assume the Company’s accrued liabilities associated with certain pending legal matters nor will it assume payroll and other compensation related liabilities. In addition to ASA assuming certain liabilities at closing, ASA will pay PowerCerv $500 in cash and issue a $90 promissory note due in six months. The purchase price may be subject to certain post-closing adjustments. In order to assist PowerCerv in meeting its cash flow needs, ASA advanced PowerCerv the sum of $100 evidenced by a 7% promissory note due on demand after November 2, 2002 or on the earlier of closing of the transaction or termination of the purchase agreement. The loan is secured by a pledge of PowerCerv’s assets. Following the closing, PowerCerv will use its best efforts to settle its remaining liabilities. Closing the transaction is subject to the satisfaction of various conditions, including approval of PowerCerv shareholders.

PowerCerv Corporation

Item 2. Management’s Discussion and Analysis or Plan of Operations
(dollars in thousands)

Overview

     During 2002, the Company has attempted to improve cash flow. To date, the Company has instituted flexible work arrangements, reduced work weeks, uniform salary reductions, workforce reductions, elimination of non-critical costs and accelerated cash conversion of receivables. Although these measures have resulted in lower expenses, it has significantly reduced the Company’s personnel and its ability to generate revenue. As of September 2002, the Company had a total of 21 employees. On October 1,  2002, the Company entered into a definitive asset purchase agreement with ASA International Ltd. pursuant to which PowerCerv will sell substantially all of its assets to ASA and ASA will assume certain of the Company’s liabilities. ASA will not assume the Company’s accrued liabilities associated with certain pending legal matters nor will it assume payroll and other compensation related liabilities. In addition to ASA assuming certain liabilities at closing, ASA will pay PowerCerv $500 in cash and issue a $90 promissory note due in six months. The purchase price may be subject to certain post-closing adjustments. In order to assist PowerCerv in meeting its cash flow needs, ASA advanced PowerCerv the sum of $100 evidenced by a 7% promissory note due on demand after November 2, 2002 or on the earlier of closing of the transaction or termination of the purchase agreement. The loan is secured by a pledge of PowerCerv’s assets. Following the closing, PowerCerv will use its best efforts to settle its remaining liabilities. Closing the transaction is subject to the satisfaction of various conditions, including approval of PowerCerv shareholders. The Company will also take actions to secure advance payments on a note receivable from a related party and believes that such amounts, along with Management’s assessment of current receivables and projected billings, will provide adequate resources to the Company through the expected closing date of the asset sale transaction, although there can be no assurance that the Company can do so. As of September 30, 2002, the Company’s cash and cash equivalents totaled approximately $120. The uncertainty of the Company’s solvency has materially affected its sales efforts and may continue to do so in the future. In the event that the asset sale discussed above is not completed, the Company will likely have to consider bankruptcy and liquidation alternatives.

     The Company’s revenues currently consist primarily of software license fees and fees for services, primarily relating to the Company’s applications, including consulting, education and maintenance and support. Service fees remain the Company’s largest single revenue source, although the Company’s is attempting to increase revenue generated from licensing its ERP Plus and web-enabled eSeries application products.

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

     This Quarterly Report on Form 10-QSB may contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by the Company’s management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand for the Company’s products and services and other risks as described in the Company’s 2001 Annual Report on Form 10-KSB filed with the SEC on April 16, 2002, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Plan of Operations — Forward-Looking Statements and Associated Considerations;” “—Fluctuations in Quarterly Activity and Results of Operations;” “—Competition;” “—Economic and Market Condition Risks;” “—Lengthy Sales Cycle;” “Ability to Manage Change;” “—Liquidity;” “—Availability of Consulting Personnel,” “—Dependence on Product Development and Associated Risks,” “—Dependence on New Products;” “—

PowerCerv Corporation

Item 2. Management’s Discussion and Analysis or Plan of Operations
(dollars in thousands)

Dependence on PowerBuilder® and others;” “—Dependence on Proprietary Technology; Risks of Third-Party Claims for Infringement;” “—Expansion of Indirect Channels; Potential for Channel Conflict;” “—Voting Control by Management;” “—Dependence on Key Personnel;” and “—Possible Volatility of Stock Price.” The Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data regarding the Company’s revenues derived from license fees and service fees:

Revenues	Three months ended June 30,			Six months ended June 30,

	2002	Change	2001	2002	Change	2001

License fees	$31	(95%)	$633	$260	(76%)	$1,086
Percentage of total revenues	5%		35%	16%		30%

Service fees	640	(45%)	1,170	1,370	(47%)	2,576
Percentage of total revenues	95%		65%	84%		70%

     License fees. The Company’s license fees are derived from licensing the Company’s application products. In addition, any royalty fees earned are included in license fees. The Company establishes its licensing fees using a tiered pricing approach based on the number of concurrent servers and users. Source code licenses are available at an additional cost.

     License fees decreased for the three and six-month periods ended June 30, 2002, compared to the same periods in 2001 principally due to substantially fewer new customers in the current periods. The Company has reduced its sales and marketing staff significantly in an effort to reduce costs. As a result, the Company has been unable to identify and pursue the same level of possible sales targets as in the comparable period in 2001. As of September 2002, the Company had a total of 4 employees in the sales and marketing departments. Although the Company will continue to monitor its sales pipeline, there can be no assurance that the Company will be successful in generating new license sales.

     The Company expects that license fees for the quarter ended September 30, 2002 will be relatively consistent with the quarter ended June 30, 2002.

     Service fees. The Company’s service fees consist of revenue from consulting, education and support and maintenance services for the Company’s application software licenses. Consulting services are primarily provided on a time and materials basis, education services are generally priced on a per-student basis and annual support and maintenance are based on a percentage of related license fees. Management believes that the decrease in service revenue was due to fewer new license deals closed in 2002 as compared to the comparable period in 2001 as a result of the reduction in sales force. Generally, to the extent that revenue from licensing its application products increases, the Company believes the demand for application consulting services (and related revenue) over subsequent quarters may increase; however, there can be no assurance that license revenue will increase or that if it does increase, revenue from service fees will increase correspondingly.

PowerCerv Corporation

Item 2. Management’s Discussion and Analysis or Plan of Operations
(dollars in thousands)

     The Company expects that services revenue for the quarter ended September 30, 2002 will be substantially less than the previous quarter. Management believes that the expected decline in services revenue is partly due to several customer deferrals of services resulting from depressed economic conditions. Additionally, the expected decline is also the result of substantially fewer new customers in 2002.

Costs and Expenses

The following table sets forth, for the periods indicated, certain financial data regarding the Company’s costs associated with its license fees and services:

Cost of Revenues:	Three months ended June 30,			Six months ended June 30,

	2002	Change	2001	2002	Change	2001

Cost of licenses	$54	(32%)	$79	$126	(20%)	$157
Gross profit percentage	(74%)		88%	52%		86%

Cost of services	276	(68%)	875	577	(71%)	1,968
Gross profit percentage	57%		25%	58%		24%

     Cost of licenses. The cost of licenses consists primarily of production costs, royalties associated with certain modules of the Company’s application products and the amortization of intangible assets. The cost of licenses for the three and six-month periods ended June 30, 2002 decreased 32% and 20%, respectively, compared to the 2001 period primarily resulting from fewer third party fees on licenses sold. The decrease in gross profit percentage in the current periods is due to lower license fee revenue and certain fixed costs due to the amortization of intangible assets.

     Cost of services. The cost of services consists primarily of compensation and travel costs associated with providing consulting, product support and maintenance, technical and education services. The cost of services decreased 68% and 71% for the three and six-month periods ended June 30, 2002, respectively, compared to the 2001 period primarily due to a lower compensation expense and operating costs for the respective periods. During 2001 and the first quarter of 2002, the Company implemented several work force reductions and cost cutting measures. As of September 2002, the Company had a total of 8 employees in its services department. Management believes that although these reductions have resulted in lower expenses and increased utilization of remaining personnel, the Company’s services revenue capacity has been reduced significantly and there can be no assurance that the Company will be able to sustain operations if it is unable to complete the asset sale discussed in the “Overview” above.

     The following table sets forth, for the periods indicated, certain financial data regarding the Company’s operating expenses:

PowerCerv Corporation

Item 2. Management’s Discussion and Analysis or Plan of Operations
(dollars in thousands)

Operating Expenses:	Three months ended June 30,			Six months ended June 30,

	2002	Change	2001	2002	Change	2001

General and administrative	$319	(53%)	$683	$590	(54%)	$1,293
Percentage of total revenues	48%		38%	36%		35%

Sales and marketing	103	(77%)	450	318	(68%)	1,005
Percentage of total revenues	15%		25%	20%		27%

Research and development	196	(60%)	493	455	(58%)	1,091
Percentage of total revenues	29%		27%	28%		30%

     General and administrative (“G&A”). G&A expenses include general compensation, communications, accounting, human resources, legal and related facilities expenses. The decrease in G&A expenses for the three and six-month periods ended June 30, 2002, compared to the 2001 period, primarily resulted from lower compensation and operating costs. The G&A percentage of total revenue increased in the current quarter due to lower revenue and certain fixed G&A costs. Substantial cost cutting measures were implemented by management in 2001. As of September 2002, the Company had a total of 4 employees in its G&A department. Management believes that the reductions the Company has implemented in the past 9 months have resulted in lower expenses and increased utilization of remaining G&A personnel; however, there can be no assurance that the Company will be able to sustain operations if it is unable to complete the asset sale discussed in the “Overview” above.

     Sales and marketing. Sales and marketing expenses primarily consist of compensation paid to sales and marketing personnel; costs of marketing, including direct mail and telemarketing activities; and related communications costs. Sales and marketing costs decreased 77% and 68% for the three and six-month periods ended June 30, 2002, respectively, as compared to the same periods in 2001 primarily as a result of lower compensation and lower marketing expense in the current periods. The sales and marketing expense as a percentage of total revenue decreased due to substantial cost cutting measures implemented by the Company in 2001. As of September 2002, the Company had a total of 4 employees in the sales and marketing department. Management believes that these reductions have resulted in lower expenses; however there can be no assurance that the Company will be able to sustain operations if it is unable to complete the asset sale discussed in the “Overview” above.

     Research and development (“R&D”). R&D costs consist primarily of compensation and related facilities, software and equipment costs associated with developing, maintaining and enhancing the Company’s products. R&D costs decreased 60% and 58% for the three and six-month periods ended June 30, 2002, as compared to the same periods in 2001, primarily due to a decrease in R&D personnel and operating costs as a result of the cost cutting measures implemented by the Company in 2001. As of September 2002, the Company had a total of 5 employees in the R&D department. Management believes that these reductions have resulted in lower expenses and increased utilization of remaining R&D personnel.

PowerCerv Corporation

Item 2. Management’s Discussion and Analysis or Plan of Operations
(dollars in thousands)

Liquidity and Capital Resources

     The following tables set forth, for the periods indicated, certain financial data regarding the periods indicated, certain financial data regarding the Company’s working capital balances, cash and cash equivalents, cash used in operating activities, cash provided by investing activities and cash provided by financing activities:

	As of

	June 30, 2002	Change	December 31, 2001

Working capital	$(872)	(20%)	$(729)
Cash and cash equivalents	$231	(64%)	$635

     Working capital and cash and cash equivalents decreased as of June 30, 2002, compared to December 31, 2001, due to reduced revenues resulting in lower accounts receivable and operating losses for the six-month period.

	For the Six months ended June 30,

	2002	Change	2001

Cash flows used in operating activities	$(718)	34%	$(1,088)
Cash flows provided by investing activities	183	85%	99
Cash flows provided by financing activities	131	100%	—

     For the six-month period ended June 30, 2002, cash used by operating activities totaled $718, due principally to lower revenues, resulting losses for the period and the timing of payments and cash collections.

     The Company’s cash provided by investing activities totaled $183 for the six-month period ended June 30, 2002, principally due to payments received on notes receivable. The cash used in investing activities for the six-month period ended June 30, 2001, was principally due to payments received on notes receivable ($114) offset by purchases of fixed assets ($15).

     At June 30, 2002, the Company’s primary source of liquidity consisted of its cash and cash equivalents balance of $231 and its short-term accounts receivable balance of $527. However, as of September 30, 2002, the Company’s cash and cash equivalents totaled approximately $120. Management believes that it can sustain positive cash levels through the expected closing date of the asset sale discussed in the “Overview” above based on its assessment of current receivables and projected future billings, the loan received from ASA and actions to secure advance payments on a note receivable from a related party; although there can be no assurance that the Company can do so. The Company has canceled the line of credit commitment that it had with a bank. In the event that the asset sale discussed above is not completed, the Company will have to consider bankruptcy and liquidation alternatives.

PowerCerv Corporation

Item 2. Management’s Discussion and Analysis or Plan of Operations
(dollars in thousands)

     In 2001, the Company took restructuring actions involving workforce reductions and office closures. The Company is dependent upon its ability to generate cash flows from its license and service fees, as well as the collection of its outstanding accounts receivable, to maintain its current liquidity levels. Restructuring actions have resulted in reduced personnel throughout the Company; which has limited and will limit the Company’s ability to pursue sales and service fees opportunities.

     Minor workforce reductions were completed in 2002 in an attempt to further align costs with revenues. As more fully discussed in the Company’s 2001 Annual Report — “Plan of Operations” and Note 3 to the consolidated financial statements and the going concern uncertainty explanatory paragraph in the related Report of Independent Certified Public Accountants also included in the Company’s 2001 Annual Report, the Company has implemented cost cutting measures and other actions.

     To date, inflation has not had a material effect on the Company’s financial results. There can be no assurance, however, that inflation may not adversely affect the Company’s financial results in the future.

PowerCerv Corporation

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not Applicable

Item 4. Internal Controls

Not Applicable

PowerCerv Corporation

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Asset Purchase Agreement.

10.2	Press Release Regarding Asset Purchase Agreement.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K

None

PowerCerv Corporation

Form 10-QSB
(for the quarterly period ended June 30, 2002)

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PowerCerv Corporation

Date: October 2, 2002	/s/ Marc J. Fratello

Marc J. Fratello, President and Chief Executive Officer (Duly Authorized Officer)

Date: October 2, 2002	/s/ Aria L. Siplin

Aria L. Siplin Chief Financial Officer, Treasurer (Principal Financial Officer)

Rider A

Certifications

     I, Marc J. Fratello, certify that:

1. I have reviewed the Registrant’s Form 10-QSB quarterly report for the period ended June 30, 2002 (the “Report”).

2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.

/s/ Marc J. Fratello

Name: Marc J. Fratello Title: Chief Executive Officer (Chief Executive Officer)

     I, Aria L. Siplin, certify that:

1. I have reviewed the Report.

2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.

/s/ Aria L. Siplin

Name: Aria L. Siplin Title: Chief Financial Officer (Chief Financial Officer)

     EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representations 4, 5 and 6 of the Certification as set forth in this Form 10-QSB have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this Quarterly Report of Form 10-QSB covers a period ending before the Effective Date of Rules 13a-14 and 15d-14.