Form 10QSB
period 2002-09-30
POWERCERV CORP
filed 2002-11-14
CIK 1005758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
 X
___    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2002

                                       OR

____    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ______________

                            ------------------------

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

                                 (813) 226-2600
                (Issuer's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__ No_X__

As of November 12, 2002, there were 1,313,000 shares of the registrant's common stock, $.001 par value, outstanding.



                              PowerCerv Corporation
                                   Form 10-QSB


                                      Index


Part I. Financial Information                                                                             Page

Item 1. Financial Statements

    Condensed Consolidated Balance Sheets as of September 30, 2002 (unaudited) and December 31, 2001............................  2

    Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2002 and 2001 (unaudited).  3

    Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001 (unaudited)...........  4

    Notes to Condensed Consolidated Financial Statements (unaudited)............................................................  5

Item 2. Management's Discussion and Analysis or Plan of Operations.............................................................. 11

Item 3. Controls and Procedures................................................................................................. 17


Part II. Other Information

Item 1. Legal Proceedings....................................................................................................... 18

Item 6. Exhibits and Reports on Form 8-K                                      .................................................. 18

Signatures...................................................................................................................... 19

Certifications  ................................................................................................................ 20


Part I. FINANCIAL INFORMATION

Item 1. Financial Statements


                              PowerCerv Corporation

                      Condensed Consolidated Balance Sheets
                                 (In thousands)


                                                                        September 30,       December 31, 2001
                                                                            2002
                                                                     --------------------   -------------------
                                                                          (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                   $   127                 $   635
   Accounts receivable, net of allowance
    of $1,630 and $1,880, respectively                                             406                     934
   Other current assets                                                            305                     499
                                                                     ------------------     -------------------

        Total current assets                                                       838                   2,068

Property and equipment, net                                                         58                      76
Intangible assets, net                                                             232                     375
Notes receivable, net                                                              150                     383
Deposits and other assets                                                           14                      18
                                                                     ------------------     -------------------

        Total assets                                                          $  1,292               $   2,920
                                                                     ==================     ===================

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
   Accounts payable                                                           $    402                $    581
   Accrued expenses and other                                                      976                   1,371
   Deferred revenue                                                                487                     845
                                                                     ------------------     ------------------

        Total current liabilities                                                1,865                   2,797


Shareholders' equity (deficit)                                                   (573)                     123
                                                                     ------------------     -------------------

        Total liabilities and shareholders' equity (deficit)                  $  1,292                $  2,920
                                                                     ==================     ===================


                        See accompanying notes to condensed consolidated financial statements.



                              PowerCerv Corporation

           Condensed Consolidated Statements of Operations (Unaudited)
                    (In thousands, except per share amounts)


                                               Three months ended September 30,       Nine months ended September 30,
                                                   2002               2001                2002               2001
                                              ----------------   ----------------   -----------------   ----------------
Revenues:
   License fees                                         $ 105           $    125               $ 365           $  1,211

   Service fees                                           370              1,430               1,740              4,006
                                              ----------------   ----------------   -----------------   ----------------

      Total revenues                                      475              1,555               2,105              5,217
                                              ----------------   ----------------   -----------------   ----------------

Costs and expenses:
   Cost of licenses                                        54                 58                 180                215
   Cost of services                                       181                858                 758              2,826
   General and administrative                             257                673                 847              1,966
   Sales and marketing                                    111                386                 429              1,391
   Research and development                               153                423                 608              1,514
   Work force reduction and other                           -                  -                  30                193
                                              ----------------   ----------------   -----------------   ----------------

      Total costs and expenses                            756              2,398               2,852              8,105
                                              ----------------   ----------------   -----------------   ----------------

      Operating loss                                    (281)              (843)               (747)            (2,888)

Interest and other income (expense), net                    6                 15                  51                 66
                                              ----------------   ----------------   -----------------   ----------------


       Loss before income taxes                         (275)              (828)               (696)            (2,822)

Income tax expense                                          -                  -                   -                 10
                                              ----------------   ----------------   -----------------   ----------------

       Net loss and comprehensive loss                $ (275)           $  (828)              $ (696)           $ (2,832)
                                              ================   ================   =================   ================


Net loss per share:
     Basic                                            $ (.21)            $ (.54)             $ (.53)           $ (1.84)
                                              ================   ================   =================   ================
     Diluted                                          $ (.21)            $ (.54)             $ (.53)           $ (1.84)
                                              ================   ================   =================   ================

Shares used in computing net loss per share:
                                        Basic           1,313              1,535               1,313              1,535
                                              ================   ================   =================    ================

                                      Diluted           1,313              1,535               1,313              1,535
                                              ================   ================   =================   ================


                                See accompanying notes to condensed consolidated financial statements.



                              PowerCerv Corporation

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)



                                                                              Nine months ended September 30,
                                                                       ----------------------------------------------
                                                                                2002                    2001
                                                                       ----------------------- ----------------------
Cash flows from operating activities:
   Net loss                                                                $   (696)                $  (2,832)

   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                             161                     557
     Deferred revenue                                                          (359)                   (290)

      Changes in assets and liabilities                                         (26)                    988
                                                                       ----------------------- ----------------------

           Net cash flows used in operating activities                         (920)                 (1,577)
                                                                       ----------------------- ----------------------

Cash flows from investing activities:
   Payments received on notes receivable
                                                                                281                     234
   Purchases of property and equipment, net
                                                                                 -                      (21)
                                                                       ----------------------- ----------------------

            Net cash flows provided by investing activities
                                                                                281                     213
                                                                       ----------------------- ----------------------

Cash flows from financing activities:
   Net proceeds from issuance of preferred stock
                                                                                 85                     562
   Loans received from officers and directors                                    46                       -
                                                                       ----------------------- ----------------------

             Net cash flows provided by financing activities
                                                                                131                     562
                                                                       ----------------------- ----------------------

Net decrease in cash and cash equivalents                                      (508)                   (802)
Cash and cash equivalents, beginning of period                                  635                    2,136
                                                                       ----------------------- ----------------------

Cash and cash equivalents, end of period                                   $    127                  $ 1,334
                                                                       ======================= ======================



                        See accompanying notes to condensed consolidated financial statements.

                              PowerCerv Corporation

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                    (In thousands, except per share amounts)

A.       Basis of Presentation

     The unaudited condensed consolidated balance sheet of PowerCerv Corporation and its subsidiary (collectively, the "Company" or "PowerCerv") as of September 30, 2002, and the condensed consolidated statements of operations for the three and nine months ended September 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002, and for all periods presented have been made. The financial statements are prepared on the going concern basis. See further discussion in note J. The condensed consolidated balance sheet at December 31, 2001, has been derived from the Company's audited consolidated financial statements at that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission ("SEC") rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Company's 2001 Annual Report on Form 10-KSB filed with the SEC on April 16, 2002 ("2001 Annual Report").

     The results of operations for the nine months ended September 30, 2002, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

B.       Significant Accounting Policies

         Revenue Recognition

     License fees represent revenue from the licensing of the Company's open, modifiable Integrated Enterprise Response Software Solutions with innovative e-Commerce application products. License fees also include royalties earned on the Company's application products and related intellectual properties. Service fees represent fees for services, primarily relating to the Company's applications, including consulting, education and maintenance and support consulting services.

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

         New Accounting Pronouncements

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of the Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. The adoption of this statement did not have a significant effect on the Company's results of operations or financial position. The Company recognized $7 of goodwill amortization expense in 2001. As of September 30, 2002, goodwill amounted to $3.

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

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this statement on January 1, 2002 did not have a significant effect on the Company's results of operations or financial position.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management does not believe that adoption of this pronouncement will have a material effect on the Company's financial position or results of operations.

                              PowerCerv Corporation

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                    (In thousands, except per share amounts)


C.       Net Loss Per Share Data

     The following table sets forth the computation of basic and diluted loss per share ("EPS") for the periods indicated:


                                                         Three Months Ended           Nine Months Ended
                                                            September 30,               September 30,
                                                     --------------------------------------------------------
                                                         2002          2001           2002          2001
                                                     --------------------------------------------------------
        Basic:
            Net loss                                      $   (275)     $   (828)     $   (696)    $  (2,832)
                                                     ========================================================
            Average shares outstanding                       1,313         1,535          1,313         1,535
                                                     ========================================================
        Basic EPS                                          $  (.21)       $ (.54)       $ (.53)      $ (1.84)
                                                     ========================================================
        Diluted:
            Net loss                                       $  (275)       $ (828)      $  (696)     $ (2,832)
                                                     ========================================================
            Average shares outstanding                       1,313         1,535         1,313         1,535
            Net effect of dilutive stock options--
               based on the treasury stock method                -             -             -             -
                                                     ========================================================
            Totals                                           1,313         1,535         1,313         1,535
                                                     ========================================================
        Diluted EPS                                      $    (.21)      $  (.54)     $  (.53)      $  (1.84)
                                                     ========================================================


     Common stock equivalents in the three and nine-month periods ended September 30, 2002 and September 30, 2001, were anti-dilutive due to the net losses sustained by the Company during those periods. Therefore, the diluted net loss per share in these periods is the same as the basic net loss per share.

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

                              PowerCerv Corporation

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                    (In thousands, except per share amounts)

     The Company, in the normal course of business, is also subject to miscellaneous legal proceedings. The Company is defending these proceedings and currently anticipates that it will be successful and/or able to resolve these matters in a manner that will not materially effect the Company's financial position or results of operations.

F.       Income Taxes

     The Company's federal income tax returns for the years ended December 31, 1996 and 1995 were subject to a routine examination by the Internal Revenue Service (IRS) that resulted in an assessment of $66 of federal tax, $143 of state tax and approximately $150 of interest. The Company recorded a charge for this exposure and related interest costs upon receiving the notice of assessment in 2000, and during October 2002 settled this matter with the IRS by aggreeing to pay an additoinal income tax liability of $66 plus applicable interest through the date of payment. The company believes that potential related asssessments in other tax jurisdictions will not have a material effect on the Company's financial position or results of operations.

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

         The following tables provide the various segment data:


                               Three Months Ended September 30, 2002        Nine Months Ended September 30, 2002
                             ---------------------------------------------------------------------------------------
                              License  Services  Unallocated   Total     License    Services   Unallocated  Total
                             ---------------------------------------------------------------------------------------
   Revenues from external
    Customers                 $  105    $  370      -         $  475      $ 365     $ 1,740         -     $  2,105


Segment profit (loss)         $ (213)   $  189  $ (251)       $ (275)    $ (852)     $  982    $ (826)    $  (696)



                               Three Months Ended September 30, 2001       Nine Months Ended September 30, 2001
                             ---------------------------------------------------------------------------------------
                              License  Services Unallocated    Total     License    Services   Unallocated  Total
                             ---------------------------------------------------------------------------------------
   Revenues from external
      Customers               $  125   $ 1,430       -       $ 1,555    $ 1,211    $  4,006       -    $ 5,217

Segment profit (loss)        $  (742)   $  572  $ (658)     $  (828)   $ (1,909)   $  1,180  $(2,103) $ (2,832)


         There were no transactions between segments. The unallocated amounts are made up of the following items:






                              PowerCerv Corporation

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                    (In thousands, except per share amounts)


                                           Three             Nine                 Three            Nine
                                           Months Ended      Months Ended         Months Ended     Months Ended
                                           September 30,     September 30,        September 30,    September 30,
                                           2002              2002                 2001             2001
                                         ------------------- ----------------     ---------------- -----------------
General and administrative costs                     $ (257)           $ (847)             $ (673)         $ (1,966)
Work force reduction                                       -              (30)                   -             (193)
Interest and other income (expense), net                   6                51                  15                66
Income tax expense                                         -                 -                   -              (10)
                                            ----------------- -----------------    ---------------- -----------------
                                                    $  (251)          $  (826)            $  (658)         $ (2,103)


The Company does not use assets as a measure of the segment's performance, thus no assets are disclosed by segment in the tables above.

H.       Work Force Reduction and Other

     During the first quarter of 2002, the Company announced and completed a work force reduction. The Company recorded a restructuring charge of $30 related to the severance costs of 3 employees (2 non-senior level services employees and 1 non-senior level research and development employee) and relocation costs. As of September 30, 2002, these costs were paid.

I.       Loans from Officers and Directors

     In June 2002, the Company received loans from its Chief Executive Officer and two of its board members totaling $46. Each loan bears an annual interest rate of 7% and is payable upon demand. The proceeds from these loans were used to fund the Company's operations and will be repaid using the proceeds from the transaction discussed in note K. The loans payable are included in accrued expenses and other accrued liabilities.

J.       Liquidity

     During 2002, the Company has attempted to improve cash flow. To date, the Company has instituted flexible work arrangements, reduced work weeks, uniform salary reductions, workforce reductions, elimination of non-critical costs and accelerated cash conversion of receivables. However, as of October 31, 2002, the Company's cash and cash equivalents totaled approximately $170. Management believes that it can sustain positive cash levels through the expected closing date of the asset sale transaction discussed in note K based on its assessment of current receivables, projected future billings and an advance obtained from ASA International, Ltd.; although there can be no assurance that the Company can do so. During 2002, the Company received discounted payments on a related party note receivable of $271, representing a discount of $42. The Company has canceled the line of credit commitment that it had with a bank. In the event that the asset sale discussed in note K is not completed, the Company will have to consider the possibility of filing a bankruptcy petition or take steps towards liquidation.

K.       Subsequent Event

     On October 1, 2002, the Company entered into a definitive asset purchase agreement with ASA International Ltd. pursuant to which PowerCerv will sell substantially all of its assets to ASA and ASA

                              PowerCerv Corporation

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                    (In thousands, except per share amounts)

will assume certain of the Company's liabilities. ASA will not assume the Company's accrued liabilities associated with certain pending legal matters nor will it assume payroll and other compensation related liabilities. In addition to ASA assuming certain liabilities, at closing, ASA will pay PowerCerv $500 in cash and issue a $90 promissory note due in six months. The purchase price may be subject to certain post-closing adjustments. In order to assist PowerCerv in meeting its cash flow needs, ASA advanced PowerCerv the sum of $100 evidenced by a 7% promissory note due on demand after November 2, 2002 or on the earlier of closing of the transaction or termination of the purchase agreement. Management expects that this demand note will remain outstanding through December 1, 2002. The loan is secured by a pledge of PowerCerv's assets. On a pro forma basis, as if the transaction was effective on September 30, 2002, the Company would have $744 of assets and $713 of liabilities at September 30, 2002. The Company expects to recognize a gain on the transaction net of estimated costs, including approximately $46 incurred through September 30, 2002. Following the closing, PowerCerv will use its best efforts to settle its remaining liabilities with the transaction proceeds. Closing the transaction is subject to the satisfaction of various conditions, including approval of PowerCerv shareholders. This matter will be voted on by the Company's shareholders at its annual meeting to be held on Tuesday November 26, 2002 and is expected to close on December 1, 2002.

                              PowerCerv Corporation

        Item 2. Management' Discussion and Analysis or Plan of Operations
                             (dollars in thousands)

Overview

     During 2002, the Company has attempted to improve cash flow. To date, the Company has instituted flexible work arrangements, reduced work weeks, uniform salary reductions, workforce reductions, elimination of non-critical costs and accelerated cash conversion of receivables. Although these measures have resulted in lower expenses, it has significantly reduced the Company's personnel and its ability to generate revenue. As of September 2002, the Company had a total of 21 employees. On October 1, 2002, the Company entered into a definitive asset purchase agreement with ASA International Ltd. pursuant to which PowerCerv will sell substantially all of its assets to ASA and ASA will assume certain of the Company's liabilities. ASA will not assume the Company's accrued liabilities associated with certain pending legal matters nor will it assume payroll and other compensation related liabilities. In addition to ASA assuming certain liabilities, at closing, ASA will pay PowerCerv $500 in cash and issue a $90 promissory note due in six months. The purchase price may be subject to certain post-closing adjustments. In order to assist PowerCerv in meeting its cash flow needs, ASA advanced PowerCerv the sum of $100 evidenced by a 7% promissory note due on demand after November 2, 2002 or on the earlier of closing of the transaction or termination of the purchase agreement. Management expects that this demand note will remain outstanding through December 1, 2002. The loan is secured by a pledge of PowerCerv's assets. Following the closing, PowerCerv will use its best efforts to settle its remaining liabilities with the transaction proceeds. Closing the transaction is subject to the satisfaction of various conditions, including approval of PowerCerv shareholders. This matter will be voted on by the Company's shareholders at its annual meeting to be held on Tuesday November 26, 2002 and is expected to close on December 1, 2002. While the Report of Independent Certified Public Accountants included in the Company's 2001 Form 10-KSB included a going concern uncertainty explanatory paragraph, management believes that it can sustain positive cash levels through the expected closing date of the asset sale transaction discussed above based on its assessment of current receivables, projected future billings and an advance obtained from ASA International, Ltd.; although there can be no assurance that the Company can do so. As of October 31, 2002, the Company's cash and cash equivalents totaled approximately $170. The uncertainty of the Company's solvency has materially affected its sales efforts and may continue to do so in the future. In the event that the asset sale discussed above is not completed, the Company will likely have to consider bankruptcy and liquidation alternatives.

     The Company's revenues currently consist primarily of software license fees and fees for services, primarily relating to the Company's applications, including consulting, education and maintenance and support. Service fees remain the Company's largest single revenue source, although the Company's is attempting to increase revenue generated from licensing its ERP Plus and web-enabled eSeries application products.

     License fees represent revenue from licensing the Company's Integrated Enterprise Response Software Solutions application products and royalties earned on the Company's Integrated Enterprise Response Software Solutions application products and related intellectual properties. Service fees represent revenue from implementing the Company's Integrated Enterprise Response Software Solutions application products, consulting services, education services and maintenance and support services.

     This Quarterly Report on Form 10-QSB may contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by the Company's management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such

                              PowerCerv Corporation

        Item 2. Management' Discussion and Analysis or Plan of Operations
                             (dollars in thousands)

words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand for the Company's products and services and other risks as described in the Company's 2001 Annual Report on Form 10-KSB filed with the SEC on April 16, 2002, under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Plan of Operations -- Forward-Looking Statements and Associated Considerations;" "--Fluctuations in Quarterly Activity and Results of Operations;" "--Competition;" "--Economic and Market Condition Risks;" "--Lengthy Sales Cycle;" "Ability to Manage Change;" "--Liquidity;" "--Availability of Consulting Personnel," "--Dependence on Product Development and Associated Risks," "--Dependence on New Products;" "-- Dependence on PowerBuilder(R) and others;" "--Dependence on Proprietary Technology; Risks of Third-Party Claims for Infringement;" "--Expansion of Indirect Channels; Potential for Channel Conflict;" "--Voting Control by Management;" "--Dependence on Key Personnel;" and "--Possible Volatility of Stock Price." The Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data regarding the Company's revenues derived from license fees and service fees:

Revenues                                       Three months ended                      Nine months ended
                                                  September 30,                           September 30,
                                         2002        Change        2001         2002        Change         2001
---------------------------------     ------------ ----------- ------------- ----------- ------------- -------------
License fees                              $105       (16%)          $125        $365        (70%)         $1,211
Percentage of total revenues               22%                        8%         17%                         23%
---------------------------------     ------------ ----------- -------------  ----------- ------------- -----------

Service fees                               370       (74%)         1,430       1,740        (56%)          4,006
Percentage of total revenues                78%                       92%         83%                         77%

---------------------------------     ------------ ----------- ------------- ----------- ------------- -------------


     License fees. The Company's license fees are derived from licensing the Company's application products. In addition, any royalty fees earned are included in license fees. The Company establishes its licensing fees using a tiered pricing approach based on the number of concurrent servers and users. Source code licenses are available at an additional cost.

     License fees decreased for the three and nine-month periods ended September 30, 2002, compared to the same periods in 2001 principally due to substantially fewer new customers in the current periods. The Company has reduced its sales and marketing staff significantly in an effort to reduce costs. As a result, the Company has been unable to identify and pursue the same level of possible sales targets as in the comparable period in 2001. As of September 2002, the Company had a total of 4 employees in the sales and marketing departments. Although the Company will continue to monitor its sales pipeline, there can be no assurance that the Company will be successful in generating new license sales.

     Service fees. The Company's service fees consist of revenue from consulting, education and support and maintenance services for the Company's application software licenses. Consulting services are primarily provided on a time and materials basis, education services are generally priced on a per-

        Item 2. Management' Discussion and Analysis or Plan of Operations
                             (dollars in thousands)

student basis and annual support and maintenance are based on a percentage of related license fees. Management believes that the decrease in service revenue was due to fewer new license deals closed in 2002 as compared to the comparable period in 2001 as a result of the reduction in sales force. Generally, to the extent that revenue from licensing its application products increases, the Company believes the demand for application consulting services (and related revenue) over subsequent quarters may increase; however, there can be no assurance that license revenue will increase or that if it does increase, revenue from service fees will increase correspondingly.

Costs and Expenses

The following table sets forth, for the periods indicated, certain financial data regarding the Company's costs associated with its license fees and services:


  Cost of Revenues:                          Three months ended                      Nine months ended
                                             ------------------                      ------------------
                                                September 30,                          September 30,
                                                -------------                          -------------
                                        2002      Change        2001          2002       Change         2001
  ------------------------------     ----------- ---------- ------------- ------------- ---------- ----------------
  Cost of licenses                      $ 54       (7%)          $ 58         $ 180       (16%)       $ 215
  Gross profit percentage                49%                      54%            51%                     82%
  ------------------------------    ----------- ---------- -------------  ------------- ---------- ----------------
  Cost of services                       181       (79%)          858           758       (73%)       2,826
  Gross profit percentage                51%                      40%           56%                    29%
  ------------------------------     ----------- ---------- ------------- ------------- ---------- ----------------



     Cost of licenses. The cost of licenses consists primarily of production costs, royalties associated with certain modules of the Company's application products and the amortization of intangible assets. The cost of licenses for the three and nine-month periods ended September 30, 2002 decreased 7% and 16%, respectively, compared to the 2001 period primarily resulting from fewer third party fees on licenses sold. The decrease in gross profit percentage in the current periods is due to lower license fee revenue and certain fixed costs due to the amortization of intangible assets.

     Cost of services. The cost of services consists primarily of compensation and travel costs associated with providing consulting, product support and maintenance, technical and education services. The cost of services decreased 79% and 73% for the three and nine-month periods ended September 30, 2002, respectively, compared to the 2001 period primarily due to lower compensation expense and operating costs for the respective periods. During 2001 and the first quarter of 2002, the Company implemented several work force reductions and cost cutting measures. As of September 2002, the Company had a total of 8 employees in its services department. Management believes that although these reductions have resulted in lower expenses and increased utilization of remaining personnel, the Company's services revenue capacity has been reduced significantly and there can be no assurance that the Company will be able to sustain operations if it is unable to complete the asset sale discussed in the "Overview" above.

     The following table sets forth, for the periods indicated, certain financial data regarding the Company's operating expenses:




                              PowerCerv Corporation

        Item 2. Management' Discussion and Analysis or Plan of Operations
                             (dollars in thousands)


Operating Expenses:                            Three months ended                     Nine months ended
                                               ------------------                     ------------------
                                                  September 30,                          September 30,
                                                  -------------                          -------------
                                         2002       Change        2001         2002        Change         2001
---------------------------------     ----------- ----------- ------------- ------------ ----------- ---------------
General and administrative               $257       (62%)          $673         $847       (57%)          $1,966
Percentage of total revenues              54%                       43%          40%                         38%
---------------------------------     ----------- ----------- ------------- ------------ ----------- ---------------
Sales and marketing                       111       (71%)           386          429       (69%)           1,391
Percentage of total revenues              23%                       25%          20%                         27%
---------------------------------     ----------- ----------- ------------- ------------ ----------- ---------------
Research and development                  153       (64%)           423          608       (60%)           1,514
Percentage of total revenues              32%                       27%          29%                         29%
---------------------------------     ----------- ----------- ------------- ------------ ----------- ---------------


     General and administrative ("G&A"). G&A expenses include general compensation, communications, accounting, human resources, legal and related facilities expenses. The decrease in G&A expenses for the three and nine-month periods ended September 30, 2002, compared to the 2001 period, primarily resulted from lower compensation and operating costs. The G&A percentage of total revenue increased in the current quarter due to lower revenue and certain fixed G&A costs. Substantial cost cutting measures were implemented by management in 2001. As of September 2002, the Company had a total of 4 employees in its G&A department. Management believes that the reductions the Company has implemented in the past 12 months have resulted in lower expenses and increased utilization of remaining G&A personnel; however, there can be no assurance that the Company will be able to sustain operations if it is unable to complete the asset sale discussed in the "Overview" above.

     Sales and marketing. Sales and marketing expenses primarily consist of compensation paid to sales and marketing personnel; costs of marketing, including direct mail and telemarketing activities; and related communications costs. Sales and marketing costs decreased 71% and 69% for the three and nine-month periods ended September 30, 2002, respectively, as compared to the same periods in 2001 primarily as a result of lower compensation and lower marketing expense in the current periods. The sales and marketing expense as a percentage of total revenue decreased due to substantial cost cutting measures implemented by the Company in 2001. As of September 2002, the Company had a total of 4 employees in the sales and marketing department. Management believes that these reductions have resulted in lower expenses; however there can be no assurance that the Company will be able to sustain operations if it is unable to complete the asset sale discussed in the "Overview" above.

     Research and development ("R&D"). R&D costs consist primarily of compensation and related facilities, software and equipment costs associated with developing, maintaining and enhancing the Company's products. R&D costs decreased 64% and 60% for the three and nine-month periods ended September 30, 2002, as compared to the same periods in 2001, primarily due to a decrease in R&D personnel and operating costs as a result of the cost cutting measures implemented by the Company in 2001. As of September 2002, the Company had a total of 5 employees in the R&D department. Management believes that these reductions have resulted in lower expenses and increased utilization of remaining R&D personnel.

Liquidity and Capital Resources

     The following tables set forth, for the periods indicated, certain financial data regarding the periods indicated, certain financial data regarding the Company's working capital balances, cash and cash equivalents, cash used in operating activities, cash provided by investing activities and cash provided by financing activities:


                              PowerCerv Corporation

        Item 2. Management' Discussion and Analysis or Plan of Operations
                             (dollars in thousands)

                                                                                    As  of
                                                                  -----------------------------------------------
                                                                  September 30,                   December 31,
                                                                       2002          Change           2001
                                                                  --------------- ------------- -----------------
           Working capital                                         $(1,027)          (41%)         $(729)
           Cash and cash equivalents                                 $ 127           (80%)          $ 635


     Working capital and cash and cash equivalents decreased as of September 30, 2002, compared to December 31, 2001, due to operating losses for the nine-month period.


                                                                                    For the
                                                                        Nine months ended September 30,
                                                                  ---------------------------------------------
                                                                       2002          Change          2001
                                                                  --------------- ------------- ---------------
           Cash flows used in operating activities                    $ (920)         42%          $(1,577)
           Cash flows provided by investing activities                   281          32%               213
           Cash flows provided by financing activities                   131         (77%)              562



     For the nine-month period ended September 30, 2002, cash used by operating activities totaled $920, due principally to lower revenues, resulting losses for the period and the timing of payments and cash collections.

     The Company's cash provided by investing activities totaled $281 for the nine-month period ended September 30, 2002, principally due to payments received on notes receivable. The cash provided by investing activities for the nine-month period ended September 30, 2001, was principally due to payments received on notes receivable ($234) offset by purchases of fixed assets ($21).

     The Company's cash provided by financing activities totaled $131 for the nine-month period ended September 30, 2002, principally due to payments received on a preferred stock note receivable ($85) and loans from officers and directors ($46). The Company's cash provided by financing activities totaled $562 for the nine-month period ended September 30, 2001, resulting from a private equity offering in which the Company issued convertible preferred stock.

     At September 30, 2002, the Company's primary source of liquidity consisted of its cash and cash equivalents balance of $127 and its short-term accounts receivable balance of $406. As of October 31, 2002, the Company's cash and cash equivalents totaled approximately $170. Management believes that it can sustain positive cash levels through the expected closing date of the asset sale discussed in the "Overview" above based on its assessment of current receivables and projected future billings and the loan received from ASA; although there can be no assurance that the Company can do so. The Company has canceled the line of credit commitment that it had with a bank. In the event that the asset sale discussed above is not completed, the Company will have to consider bankruptcy and liquidation alternatives.

     In 2001, the Company took restructuring actions involving workforce reductions and office closures. The Company is dependent upon its ability to generate cash flows from its license and service fees, as well as the collection of its outstanding accounts receivable, to maintain its current liquidity levels. Restructuring actions have resulted in reduced personnel throughout the Company; which has limited and will limit the Company's ability to pursue sales and service fees opportunities.

                              PowerCerv Corporation

        Item 2. Management' Discussion and Analysis or Plan of Operations
                             (dollars in thousands)

     Minor workforce reductions were completed in 2002 in an attempt to further align costs with revenues. As more fully discussed in the Company's 2001 Annual Report - "Plan of Operations" and Note 3 to the consolidated financial statements and the going concern uncertainty explanatory paragraph in the related Report of Independent Certified Public Accountants also included in the Company's 2001 Annual Report, the Company has implemented cost cutting measures and other actions.

     To date, inflation has not had a material effect on the Company's financial results. There can be no assurance, however, that inflation may not adversely affect the Company's financial results in the future.

                              PowerCerv Corporation


Item 3.  Controls and Procedures

     An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, management, including the CEO and CFO, conclude that PowerCerv's disclosure controls and procedures were effective.

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

     The Company, in the normal course of business, is also subject to miscellaneous legal proceedings. The Company is defending these proceedings and anticipates that it will be successful and/or able to resolve these matters in a manner that will not materially effect the Company's financial position.



Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

99.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
         Section 1350.

99.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
         Section 1350.

(b) Reports on Form 8-K

None

                              PowerCerv Corporation

                                   Form 10-QSB

               (for the quarterly period ended September 30, 2002)


Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PowerCerv Corporation



Date: November 14, 2002                   /s/ Marc J. Fratello
                                          -----------------------------------
                                          Marc J. Fratello, President and Chief
                                          Executive Officer
                                          (Duly Authorized Officer)



Date:  November 14, 2002                  /s/  Aria L. Siplin
                                          ------------------------------------
                                          Aria L. Siplin
                                          Chief Financial Officer, Treasurer
                                          (Principal Financial Officer)

                                     Rider A

                                 Certifications


I, Marc J. Fratello, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of PowerCerv
Corporation;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002
                                          /s/ Marc J. Fratello
                                          ------------------------------------
                                          Name:  Marc J. Fratello
                                          Title: Chief Executive Officer
                                          (Chief Executive Officer)

I, Aria L. Siplin, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of PowerCerv
Corporation;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002


                                          /s/ Aria L. Siplin
                                          ------------------------------
                                          Name:  Aria L. Siplin
                                          Title: Chief Financial Officer
                                          (Chief Financial Officer)