Form 10KSB
period 2002-12-31
POWERCERV CORP
filed 2003-04-15
CIK 1005758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[ ✓]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File Number 0-27574

PowerCerv Corporation

(Name of small business issuer as specified in its charter)

Florida	59-3350778
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

400 North Ashley Drive, Suite 2675 Tampa, Florida 33602
(Address of principal executive offices, including zip code)

(813) 226-2600
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: none
Securities registered pursuant to Section 12(g) of the Act: common stock, par value $.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10- KSB. [   ]

The revenue of the registrant for the fiscal year ended December 31, 2002 was $2,368,016.

The aggregate market value of the registrant’s voting stock held by non-affiliates as of – April 7, 2003 was approximately $ 24,984. There were 1,313,000 shares of the registrant’s common stock, par value $.001 per share, outstanding on April 7, 2003.

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

Item 1. Description of Business

          General

          On December 1, 2002, the Company completed the sale of substantially all of its operating assets to PCV Acquisition Inc., a subsidiary of ASA International, Ltd ,a holding company of Vertical Enterprise Software Solutions based in Framingham, Massachusetts (collectively referred to as “ASA”). This transaction was approved by the Company’s shareholders on November 26, 2002. As a result of this transaction, the Company has no current operations. Following the closing, the Company has used its best efforts to settle its remaining liabilities with the transaction proceeds and certain other receivables. The Company plans to continue as a separate public entity, seek to merge with another operating business and not compete in its former line of business; however, there can be no assurance that these plans will be successfully implemented.

          Prior to December 1, 2002, the Company was focused on delivering enterprise commerce management solutions to small and medium size discrete manufacturing companies. The Company utilized its own direct sales and professional service organization to serve customers in North America, while using distributors and channel partners to sell and support its products internationally. The Company’s application products consisted of front-office Customer Relationship Management (CRM) software (SFA Plus™and Support Plus™) and back-office Enterprise Resource Planning (ERP) solutions (Financials Plus™, Distribution Plus™ and Manufacturing Plus™) that are integrated with PowerCerv’s e-business applications (eSeries). The Company referred to its full suite of integrated application software products as ERP Plus™.

          The Company also provided professional technical and business consulting services, including application analysis, design, development, modification, integration programming, training and deployment for its application products.

          The Company was incorporated in Florida in January 1995 as a holding company for its operating subsidiary, which was incorporated in Florida in April 1992. Unless otherwise specified, references herein to “PowerCerv” and “the Company” mean PowerCerv Corporation and its subsidiary.

          Products

          Products and Services

          Prior to December 1, 2002, the Company promoted and licensed its enterprise application products and provided professional consulting services that allowed the Company’s licensed customers to maximize the benefits of its application products. The Company also offered education and training services on its enterprise application products that provided licensed customers with formalized programs to assist them in using the products in an efficient and cost effective manner. The Company also provided technical support and maintenance on its enterprise application products.

          The following table summarizes certain information about the Company’s products prior to December 1, 2002:

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

Services

          Prior to December 1, 2002, the Company’s services consisted of the following:

          Consulting Services. The Company provided professional, technical and business consulting services to licensed customers regarding the Company’s ERP Plus and web enabled application products. These services included application analysis, detailed pre-implementation consulting, project management, application customization and modification, integration programming, system implementation and deployment, and application education and training services. PowerCerv consulting services were separate from or in addition to its software licensing fees.

          The Company’s services were provided to customers pursuant to written service agreements and “statements of work.” These agreements detailed the scope of the consulting services to be provided and the applicable hourly billing rates and the payment and warranty terms. Separately executed change orders were required for any statement of work., identify project management personnel responsible, and require weekly and/or monthly status meetings between PowerCerv and its customers. PowerCerv consulting services were generally billed on a time and materials basis. Additionally, travel and living expenses incurred as a result of the consulting were billed separately.

          Education Services. Education services consisted of end-user education to licensed customers on the Company’s enterprise application software products. These services included providing education and training classes on the use of the PowerCerv application products in an efficient and cost-effective manner. Some classes were offered on a per-student basis and other classes were offered on a negotiated fixed-fee basis.

          Maintenance Services. Maintenance services were generally provided pursuant to maintenance agreements between the Company and its customers. These agreements entitled customers to hotline telephone support during extended business hours, notification of product enhancements and upgrades, the enhancements and upgrades, functional releases and maintenance releases, technical bulletins, replacement of damaged products and access to the Company’s World Wide Web site (http://www.powercerv.com) and electronic bulletin board. The Company typically charged a percentage of its then current product license fee for renewable one-year maintenance agreements. Maintenance fees are generally billed annually in advance.

          ASA assumed all of the Company’s outstanding service obligations as part of the sale.

Marketing, Sales and Distribution

          Prior to December 1, 2002, the Company’s application products were sold through a direct sales force and through a select network of Value Added Resellers (VARs), distributors and partners who generally served in their respective capacities on a nonexclusive basis. The strategy of the Company’s direct sales force was to identify companies in the target market and engage those accounts in a sales campaign once a target company has acknowledged its interest in the Company’s enterprise software solutions and identify resell opportunities with the Company’s existing customer base. The Company’s sales force used a structured sales methodology to maximize the efficiency of its sales resources and maximize its competitiveness. In the United States and to a lesser extent, the Company also utilized select indirect channels. These indirect channels consisted of strategic implementation partners, VARs and affiliate channel partners. Strategic implementation partners are consulting organizations that generally do not sell software but may assist organizations with selection criteria and possibly provide implementation assistance. VARs are authorized channel partners who generally sell the Company’s application products to manufacturing companies (generally with annual revenues below $25 million) or into other market segments on which the Company does not directly focus. Affiliate channel partners generally identify qualified sales opportunities for the Company’s direct sales organization to address and close, but generally do not directly participate in the sales process. Internationally, the Company occasionally utilized distributors and channel partners to sell and support its products. VARs, distributors and channel partners typically have expertise in particular vertical markets and geographic ties to their target markets.

          Prior to December 1, 2002, the Company employed application consultants to assist the direct sales force as may have been necessary in competitive sales opportunities, though these consultants’ primary functions were to provide customers with implementation services related to installing, customizing, supporting and maintaining its products. The Company employed application consultants who were experienced professionals with in-depth knowledge of particular fields of expertise.

          Prior to December 1, 2002, products were generally shipped as orders were received and, accordingly, the Company has historically operated with little or no backlog. Because of the generally short cycle between order and shipment, the Company did not believe that its backlog as of any particular date was meaningful.

Product Development

          During 2002, the Company made investments in internal research and development as well as technology advancements. The Company’s product development efforts were focused primarily on continued enhancement of its ERP Plus and eSeries application products to meet the needs and requirements of mid-size companies. Research and development expenses consist primarily of salaries for employees in the product development group and a portion of the related overhead. Research and development expenses were charged to operations as incurred. Research and development expenditures were approximately $.7 million in 2002 and $2.0 million in 2001.

          In April 2001, the Company released version 9.0.02 of its ERP Plus application products on schedule and as planned. The new release added features to the Company’s application products. Version 9.0.02 also included the newest addition to the eSeries suite of eBusiness applications – eConfigure. Technology upgrades to the latest versions of operating systems, development tools, and database platforms were also included in Version 9.0.02 of the Company’s ERP Plus application products.

Strategic Alliances

          Prior to December 1, 2002, an element of the Company’s strategy was the continued creation and development of strategic alliances with notable industry participants. The Company’s goals in establishing these relationships were to create marketing alliances that would endorse and promote the Company’s products to a larger potential customer base than could be reached through the Company’s direct marketing efforts, to assist the Company in developing a supply of aftermarket service providers who would train personnel to implement the Company’s products, thereby leveraging the Company’s resources and reach, and to enhance the underlying products. Generally, these agreements outlining the Company’s alliances did not impose significant financial obligations or liabilities on either party and had terms no longer than one year.

          Prior to December 1, 2002, the Company’s significant alliances included the following organizations:

•	Microsoft Corporation. The Company had an agreement with Microsoft that encouraged the Company to integrate Microsoft products and technologies into the Company’s solutions. This designated the Company as a “Microsoft Solution Provider.”

•	IBM Corporation. In the past, the Company participated in marketing alliances and activities with International Business Machines Corp.

•	Sybase, Inc. The Company had entered into a strategic marketing relationship with Sybase. The relationship included joint marketing activities, press releases announcing the availability and performance of the Company’s products on Sybase platforms, publications of joint success stories and other items of a similar nature. The Company’s products utilize the Sybase Adaptive Server Enterprise as the foundation RDBMS of its ERP Plus product suite. The Company’s ERP Plus products utilize Sybase PowerBuilder as the foundation application development tool.

•	Best Software, Inc. – The Company had an agreement with Best Software, a wholly owned subsidiary of The Sage Group PLC, where the Company has agreed to re-sell the Best! Imperativ Fixed Assets product as a solution for customers that need fixed assets as part of their financial solution. The Company has integrated the product into the Company’s Financials Plus solution for customers.

•	Brio Technology, Inc. – The Company had an agreement whereby the Company private labels the BRIO product suite as the basis for its PowerCerv Intelligence. The Company has added functionality to these products to integrate them into the Company’s ERP Plus product suite.

•	The COBRE Group – The Company had an agreement whereby the Company private labeled Helpmate 2.0 as the basis for its PowerCerv Vision product.

•	Kewill E Commerce – The Company had an agreement with Kewill E Commerce, Inc. Under the agreement, PowerCerv offered Clippership 32®, Kewill’s award-winning, shipment processing software for Windows, as an integrated optional module in its PowerCerv ERP Plus product.

•	Sterling Commerce The Company had an agreement with Sterling, a subsidiary of SBC Communications, Inc., where the Company resold and implemented Sterling Commerce’s GENTRAN business process integration software as part of its ERP solution, PowerCerv ERP Plus.

•	Taylor Manufacturing System, Inc. – The Company had entered into a strategic marketing relationship with Taylor Manufacturing Systems where the Company has integrated the Taylor TESS Advanced Planning & Scheduling product into the Company’s ERP Plus product suite.

Competition

         The market for enterprise software application and e-commerce products and services is intensely competitive, rapidly changing and significantly affected by new product offerings and other market activities. Prior to December 1, 2002, a number of companies offered products similar to the Company’s products and services, which were targeted at mid-size companies.

          Prior to December 1, 2002, the Company competed in the enterprise application and e-commerce software and services market on the following merits: A focus on the mid-size U.S. companies; product functionality; integrated CRM, ERP and eSeries application software solutions. In addition, the Company competed on its application software customization capabilities, single-source implementation solution, quicker time to benefit, open and industry standard technology platforms, professional services and total cost of ownership. The Company competed primarily with (i) other vendors of software focused on the specific needs of mid-size U.S. companies, which included QAD, Epicor, Mapics and Made2Manage. In addition, customers who have a large installed base of legacy systems may resist committing the time and resources necessary to convert to an open system, client/server-based software suite of products.

Intellectual Property and Other Proprietary Technology

          The Company regarded its products as proprietary trade secrets and confidential information. The Company relied on a combination of copyright, trademark and trade secrets laws, employee and third-party nondisclosure agreements and other industry standard methods for protecting ownership of its products. The Company has no patents.

          Prior to December 1, 2002 the Company licensed its application products to customers under non-transferable, non-exclusive negotiated license agreements. The standard form license agreement allowed customers to use the Company’s products solely for internal purposes and specified the maximum number of servers and concurrent users that may use the products. In some cases, the Company licensed product source code to enable its customers to customize the software to meet particular requirements. The Company’s standard license contained confidentiality provisions protecting the products. In the event of termination of the license, the end-user customer remained responsible for any unpaid license fees and the confidentiality obligations.

          The Company assigned its license agreements and intellectual property to ASA as part of the sale.

Employees

          On December 1, 2002, the Company’s employees were transferred to ASA as part of the sale, with the exception of 2 administrative positions that were eliminated. Thus as of December 1, 2002, the Company had no employees. As of November 30, 2002, the Company had 22 full-time employees. These employees included 4 individuals in sales, marketing and related activities, 5 individuals in research and development, 8 individuals in customer support, training, and consulting services, and 5 individuals in information technology, finance, administration and human resources.

Item 2. Description of Property

          The Company’s corporate headquarters are located in Tampa, Florida, in a 5,220 square foot facility, occupied under a lease expiring in May 2003. This lease was assigned to ASA as part of the asset purchase.

Item 3. Legal Proceedings

          Lifsey v. Ross, et. al.: A complaint was filed on July 24, 1997, in the United States District Court for the Middle District of Florida, captioned J. Conrad Lifsey vs. Harold R. Ross, Gerald R. Wicker, Marc J. Fratello, Roy E. Crippen, III, Donald B. Hebb, Jr., Thomas S. Roberts, PowerCerv Corporation, Alex Brown & Sons, Inc., Robertson, Stephens & Company, ABS Capital Partners, L.P., Summit Investors II, L.P., and Summit Ventures III, L.P. The complaint purports to be a class action on behalf of those persons who purchased shares of the Company’s common stock from March 1, 1996 (the date of the Company’s initial public offering of its common stock (“IPO”)) through July 24, 1996. The complaint alleges, among other things, that the defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Company’s IPO and in its subsequent securities filings, press releases and other public statements. The parties have agreed to a settlement that was approved by the Court. A judgment dismissing the action with prejudice was entered by the Court on December 16, 2002.

Item 4. Submission of Matters to a Vote of Security Holders

          The Company held its Annual Meeting of Shareholders on November 26, 2002 (“2002 Annual Meeting”). At the 2002 Annual Meeting, the shareholders voted to elect Marc J. Fratello, John S. McMullen, Roy E. Crippen, III and O.G. Greene as directors of the Company, to hold office until the Company’s 2003 Annual Meeting and until their successors are elected and qualified or earlier resignation, removal from office or death. The shareholders also voted to ratify the appointment of the Company’s independent auditor, Grant Thornton LLP, for the year ending December 31, 2002. The shareholders also voted on the approval of an asset purchase agreement between the Company and ASA International, Ltd.

          The total number of shares of the Company’s common stock, $.001 par value (“Common Stock”), issued, outstanding and entitled to vote at the 2002 Annual Meeting was 1,312,316 shares, of which 1,226,027 shares of Common Stock were present in person or by proxy. Additionally, the total number of shares of the Company’s Preferred Stock, $.001 par value (“Preferred Stock”), issued, outstanding and entitled to vote at the 2002 Annual Meeting was 1,022,222 shares, of which 922,222 shares of Preferred Stock were present in person or by proxy. The following list indicates the total number of combined Common Stock and Preferred Stock votes received by each of the nominees for the Company’s Board of Directors:

Name	Votes For	Votes Against

Marc J. Fratello	2,090,492	57,757
Roy E. Crippen, III	2,090,492	57,757
O.G. Greene	2,090,492	57,757

          The appointment of Grant Thornton LLP as the Company’s independent auditors was approved by a majority of the shareholders present and entitled to vote at the 2002 Annual Shareholders Meeting. Specifically, of the shares of Common and Preferred Stock present in person or by proxy, a total of 2,092,358 shares voted in favor of this proposal, 5,455 shares voted against, and 50,436 shares abstained from voting.

          The asset purchase agreement, pursuant to which a subsidiary of ASA International, Ltd. would purchase substantially all of the assets used by the Company in the conduct of its business was approved by a majority of the shareholders present and entitled to vote at the 2002 Annual Shareholders Meeting. Specifically, of the shares of Common and Preferred Stock present in person or by proxy, a total of 1,486,657 shares voted in favor of this proposal, 109,609 shares voted against, and 551,983 shares abstained from voting.

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

2001	High	Low

1st Quarter	$9.00	$1.69
2nd Quarter	3.51	1.00
3rd Quarter	3.45	.60
4th Quarter	1.28	.60

2002	High	Low

1st Quarter	$1.01	$.56
2nd Quarter	1.05	.15

2002	High	Low

3rd Quarter	.51	.01
4th Quarter	.03	.01

          As of December 31, 2002, the Company had approximately 149 shareholders of record, and the Company believes there are more than approximately – 2,700 beneficial shareholders. The Company declared no dividends in respect of its Common Stock in 2002 and 2001.

Securities Authorized for Issuance Under Equity Compensation Plans:

	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available
Plan Category	of outstanding options	outstanding options	for future issuance

1995 Stock Option Plan	583,594	$8.13	—
Other Options	23,889	$24.75	177,777

Management is in the process of fully evaluating the status of all stock options based on the terminated status of all employees. The above table does not reflect any adjustments for cancellations or forfeitures that may be required as of December 31, 2002, based on the change of employment status.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Overview

          On December 1, 2002, the Company completed the sale of substantially all of its operating assets to PCV Acquisition, Inc., a subsidiary of ASA International, Ltd (collectively referred to as “ASA”). This transaction was approved by the Company’s shareholders on November 26, 2002. Prior to completing the sale, the Company had entered into a definitive asset purchase agreement with ASA on October 1, 2002. Pursuant to this agreement the Company sold substantially all of its assets to ASA and ASA assumed certain of the Company’s liabilities related to ongoing operations. The Company sold to ASA assets with a net book value of $470,509 consisting primarily of accounts receivable and ASA assumed liabilities with a net book value of $454,785 consisting primarily of accounts payable and accrued expenses resulting in a purchase price adjustment payable to the Company by ASA of $15,724. The Company also sold its software and intangible assets to ASA having a net book value of $200,237 and ASA also assumed the Company’s deferred maintenance revenue liability of $787,179. However, per the agreement, no value was assigned to these items for purposes of determining an adjustment to the purchase price. In addition to ASA assuming certain liabilities, at closing, ASA paid the Company $500,000 in cash and issued a $90,000 promissory note due six months after the closing date. In order to assist the Company in meeting its cash flow needs, ASA advanced the Company the sum of $100,000 evidenced by a 7% promissory note due on demand after November 2, 2002 or on the earlier of closing of the transaction or termination of the purchase agreement. The repayment of the note was deducted from the $500,000 cash payment made to the Company at closing. The Company recognized a net gain associated with the sale to ASA of $792,745. The Company incurred $85,000 in transaction costs and in addition, the Company agreed to make a $75,000 severance payment to its former Chief Executive Office. The Company also agreed to pay one of its board members $60,000 representing a termination fee on an existing consulting agreement with the Company. These payments were made in 2003 and both individuals agreed to stay on the Board of Directors and assist with the ongoing business of the Company after the completion of the sale.

          Prior to entering into the asset purchase agreement with ASA, the Company attempted to improve cash flow by instituting flexible work arrangements, reduced work weeks, uniform salary reductions, workforce reductions, elimination of non-critical costs and accelerated cash conversion of receivables. Although these measures resulted in lower expenses, it significantly reduced the Company’s personnel and its ability to generate revenue. The uncertainty of the Company’s solvency materially affected its sales efforts.

          Prior to December 1, 2002 the Company focused its resources, including product development, marketing and sales efforts, on the needs and requirements of small and medium size discrete manufacturing companies. The Company’s revenues consisted primarily of software license fees and fees for services, primarily relating to the Company’s applications, including consulting, education and maintenance and support. License fees represent revenue from licensing the Company’s application products and royalties earned on the Company’s application products and related intellectual properties. Service fees represent revenue from implementing the Company’s Integrated Enterprise Response Solutions application products, consulting services, education services and maintenance and support services. Service fees were the Company’s largest single revenue source.

          On March 31, 1999, the Company sold its general consulting and general education business (consulting and education services other than its application-related services) to a related party. Consideration totaled approximately $10 million and consisted of a combination of cash, PowerCerv common stock and notes. The gain associated with the note receivable that matures in 2004 and has an interest rate of 4.56% was deferred at the time of sale. In 2000, the Company recognized this gain of $827,500. Management believes that based upon events occurring in 2000 (the buyer’s merger with another business and establishment of a stronger management team) the collectibility of the note was reasonably assured. During 2002, the Company received discounted payments on this related party note receivable of $262,482, representing a discount of $42,018. The Company accepted discounted payments in an effort to improve its cash flow. As of December 31, 2002, the balance of this note receivable was approximately $135,931.

          During 2001, the Company issued 1,022,222 shares of convertible Preferred Stock. The Preferred Stock is convertible to Common Stock at a conversion rate of one share of Common Stock for each share of Preferred Stock being converted. The Preferred Stock carries no dividend or coupons and will be redeemable at the option of the Company after five years. In consideration for the Preferred Stock, the Company received cash of $600,000, notes receivable of $200,000 ($100,000 from a director of the Company) and 222,222 shares of its Common Stock valued at $222,222. The Company incurred financing costs of approximately $38,000. The 222,222 shares of Common Stock were formerly owned by a past director and were sold to a current director under the condition that they could be exchanged for preferred stock on a one for one basis. During 2002, the Company received payment on one of the notes at a discounted rate of $85,000. The remaining note receivable is included as a reduction of shareholders’ equity at year-end.

          New Accounting Pronouncements

          On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of the Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. The adoption of this statement did not have a significant effect on the Company’s results of operations or financial position. The Company recognized $6,225 of goodwill amortization expense in 2001. As of December 31, 2002, goodwill amounted to $0.

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

          In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management does not believe that adoption of this pronouncement will have a material effect on the Company’s financial position or results of operations.

          In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which (i) amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation (ii) amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and (iii) requires disclosure about those effects in interim financial information. Items (ii) and (iii) of the new requirements in SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted the reporting requirements of item (ii) and will include the reporting requirements of item (iii) beginning in its first interim period after December 15, 2002.

          In November 2002, the FASB issued FASB Interpretation No. 45 Guarantors Accounting and Disclosure Requirements for Guarantors, including Indirect Guarantors of Indebtedness to Others (FIN 45). FIN 45 creates new disclosure and liability recognition requirements for certain guarantees, including obligations to stand ready to perform. The initial recognition and measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial periods ending after December 31, 2002. In accordance with FIN 45, the Company has disclosed guarantee information.

Critical Estimates and Judgments

          The Company’s Management’s Discussion and Analysis or Plan of Operations section discusses its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates its estimates and judgments, including those related to receivables and accrued expenses. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable based on the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates as to the appropriate carrying value of certain assets and liabilities that are not readily attainable from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

          The discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company’s future actual results may differ materially from the results discussed herein, including those in the forward-looking statements.

Plan of Operation

          The Company plans to use its best efforts to settle its remaining liabilities with the transaction proceeds and future cashflows from certain other receivables. The Company plans to continue as a separate public entity, seek to merge with another operating business and not compete in its former line of business; however, there can be no assurance that these plans will be successfully implemented. As a result of these matters, the Report of Independent Certified Public Accountants includes an explanatory paragraph for going concern matters.

Results of Operations

          The following table sets forth, for the periods indicated, certain financial data regarding the Company’s revenues derived from license fees and service fees:

Revenue:	For the years ended December 31,

	($ in thousands)
	2002	Change	2001

License fees	$376	(69%)	$1,232
Percentage of total revenue	16%		20%

Service fees	$1,992	(59%)	$4,875
Percentage of total revenue	84%		80%

          License Fees. Prior to December 1, 2002, the Company’s license fees were derived from licensing the Company’s application products. In addition, any royalty fees earned were included in license fees. The Company established its licensing fees using a tiered pricing approach based on the number of concurrent servers and users. Source code licenses were available at an additional cost.

          License fees decreased 69% from 2001 to 2002. The decrease was principally due to substantially fewer new customers in the current year. The Company reduced its sales and marketing staff significantly in an effort to reduce costs. As a result, the Company was unable to identify and pursue the same level of possible sales targets as in 2001. Prior to the ASA sale, the Company had a total of 4 employees in the sales and marketing departments. These employees were terminated by the Company on November 30, 2002 and hired by ASA.

          Service Fees. Prior to December 1, 2002, the Company’s service fees consisted of revenue from consulting, education and support and maintenance services for the Company’s application software licenses. Consulting services were primarily provided on a time and materials basis, education services were generally priced on a per-student basis and annual support and maintenance were based on a percentage of related license fees.

          Service fees decreased 59% from 2001 to 2002. Management believes that the decrease in service revenue was due to fewer new license deals closed in 2002 as compared to 2001 as a result of the reduction in sales force.

Costs and expenses

          The following table sets forth, for the periods indicated, certain financial data regarding the Company’s costs associated with its license fees and services:

Cost of revenue:	For the years ended December 31,

	($ in thousands)
	2002	Change	2001

Cost of licenses	$204	(23%)	$266
Gross profit percentage	46%		78%

Cost of services	$813	(76%)	$3,466
Gross profit percentage	59%		29%

          Cost of Licenses. The cost of licenses consists primarily of production costs, royalties associated with certain modules of the Company’s application products and the amortization of intangible assets. The cost of license decreased 23% from 2001 to 2002 resulting from lower license revenue in the current year and fewer third party fees. The gross profit margin decreased in the current year due to the fixed costs associated with amortization on intangible assets.

          Cost of Services. The cost of services consists primarily of compensation and travel costs associated with providing consulting, product support and maintenance, technical services and education. The cost of services decreased 76% from 2001 to 2002 primarily due to lower compensation expenses and operating costs for the periods. During 2001 and the first quarter of 2002, the Company implemented several work force reductions and cost cutting measures which significantly reduced the Company’s services revenue capacity. Management believes that these reductions and the use of billable research and development personnel resulted in increased utilization of remaining personnel thereby increasing the gross profit margin percentage in the current year. Prior to the ASA sale, the Company had a total of 8 services employees. These employees were terminated by the Company on November 30, 2002 and hired by ASA.

          The following table sets forth, for the periods indicated, certain financial data regarding the Company’s operating expenses:

Operating expenses	For the years ended December 31,

	($ in thousands)
	2002	Change	2001

General and administrative	$1,237	(53%)	$2,580
Percentage of total revenue	52%		42%

Sales and marketing	$448	(74%)	$1,712
Percentage of total revenue	19%		28%

Research and development	$673	(66%)	$1,963
Percentage of license fees revenue	179%		159%

          General and Administrative (“G&A”). G&A expenses include general compensation, communications, accounting, human resources, legal and related facilities expenses. The decrease in G&A expenses from 2001 to 2002 primarily resulted from lower compensation and other operating costs resulting from significant cost cutting measures implemented by management in 2001 and 2002. G&A costs as a percentage of total revenue increased from 42% in 2001 to 52% in 2002 due to significantly lower license and services revenue for the current year and the fixed nature of certain costs. Prior to the ASA sale, the Company had a total of 5 G&A employees. These employees were terminated by the Company on November 30, 2002 and with the exception of 2 executives, were hired by ASA.

          Sales and Marketing. Prior to December 1, 2002, sales and marketing expenses primarily consisted of compensation paid to sales and marketing personnel; costs of marketing, including direct mail and telemarketing activities; and related communications costs. Sales and marketing expense decreased 74% from 2001 to 2002 primarily as a result of lower compensation, operating costs and marketing expenses in the current year. During late 2001 and early 2002, the Company continued to reduce its sales and marketing staff resulting in the elimination of 8 positions. Further, certain non-critical costs were discontinued. Sales and marketing expense as a percentage of total revenue ecreased due to substantial cost cutting measures implemented by the Company in 2001 and 2002. Prior to the ASA sale, the Company had a total of 4 sales and marketing employees. These employees were terminated by the Company on November 30, 2002 and were hired by ASA.

          Research and Development (“R&D”). Prior to December 1, 2002, R&D costs consisted primarily of compensation and related facilities expenses, software and equipment costs associated with developing, maintaining and enhancing the Company’s products. Historically, the Company did not capitalize any internal R&D costs as the costs incurred during the period between the point in time that technological feasibility is established and a product is released to the market were insignificant. R&D costs decreased 66% from 2001 to 2002 primarily due to decreased personnel costs and operating expenses. During 2001, the Company eliminated approximately 19 R&D positions and in November 2001, closed its R&D facility relocating its R&D operations to its corporate headquarters. During 2002, the Company further eliminated 2 R&D positions. The increase in R&D costs as a percentage of license fees was due to significantly lower license fee revenue in 2002. Prior to the ASA sale, the Company had a total of 5 R&D employees. These employees were terminated by the Company on November 30, 2002 and were hired by ASA.

     Work Force Reduction and Other Charges

          During 2002, the Company completed 2 work force reductions. The Company recorded a restructuring charge of $30,000 related to the severance costs of 5 employees (2 non-senior level services employees and 3 non-senior level R&D employees) and relocation costs. As of December 31, 2002, these costs were paid. Additionally, the Company terminated the employment of 2 G&A employees as a result of the sale to ASA.

          During 2001, the Company completed several workforce reductions in order to attempt to improve its financial condition. These actions resulted in the elimination of approximately 58 positions throughout the Company. As of December 31, 2002, approximately $5,000 remains in accrued liabilities for severance payments in connection with these restructurings.

     Income Tax Expense (Benefit)

          The Company’s federal income tax returns for the years ended December 31, 1996 and 1995 were subject to a routine examination by the Internal Revenue Service (IRS) that resulted in an assessment of approximately $66,000 of federal tax. The Company recorded a charge for estimated federal and state income tax and related interest costs upon receiving the notice of assessment in 2000. During October 2002, the Company settled this matter with the IRS by agreeing to pay an additional income tax liability of $63,000 plus applicable interest through the date of payment. During April 2003, the Company received a Statement of Adjustment from the IRS regarding the assessment totaling $183,000. This settlement amount is consistent with the amount provided for federal taxes and interest in an earlier period. The Company plans to continue addressing this matter with the IRS in an effort to obtain a reduction in the balance due; however there can be no assurance that the Company will be successful.

     Liquidity and Capital Resources

          At December 31, 2002 and 2001, the Company had available cash and cash equivalents of $0.2 million and $0.6 million, respectively, and working capital (deficit) of $(0.1) million and $(0.8) million, respectively.

          Net cash used in operating activities for the years ended December 31, 2002 and 2001 was $(1.3) million and $(2.3) million, respectively. The cash used in 2002 and 2001 was principally the result of the operating losses in those years.

          Net cash provided by investing activities for the years ended December 31, 2002 and 2001 totaled $0.8 million and $0.2 million, respectively. In 2002, the net cash provided included $0.5 million received as proceeds in the asset sale to ASA and $0.3 million received as payments on notes receivable. In 2001, the net cash provided included $0.2 million received as payments on notes receivable.

          Net cash provided by financing activities for the years ended December 31, 2002 and 2001 totaled $0.1 million and $0.6 million, respectively. The amounts generated in 2002 and 2001 relate to a private equity offering of preferred stock.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not Applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

          Set forth below is certain information as of December 31, 2002, concerning PowerCerv’s executive officers and directors.

Name	Position(s)	Age	Director

Marc J. Fratello	Chairman, Director and former Chief Executive Officer	44	1992
John S. McMullen	Vice Chairman and Director	58	2001
Roy E. Crippen III	Director	42	1992
O.G. Greene	Director	60	1996

     MARC J. FRATELLO has served as a director of PowerCerv since its inception in 1992 and as President from PowerCerv’s inception until March 1998. Mr. Fratello also served as PowerCerv’s Chief Operating Officer from December 1995 until December 1997, as Chief Executive Officer from January 1998 to January 2000 and from July 2000 to November 2002 and as Chairman since January 1, 1998. Before founding PowerCerv in 1992, Mr. Fratello spent 10 years at Unisys Corporation. The last position Mr. Fratello held with Unisys was Director, CASE/4GL Products. Mr. Fratello earned a Bachelor of Science degree from Franklin and Marshall College and a Masters degree in Business Administration from the University of Pennsylvania’s Wharton School.

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

Item 10. Executive Compensation

     The following table presents certain information concerning the total compensation earned by or paid during the three fiscal years ended December 31, 2002 to: (1) the former Chief Executive Officer of PowerCerv (2) two other former executive officers who would have been among the most highly compensated executive officer if they had been as such at the end of the last fiscal year (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE(1)

		Annual Compensation		Long Term

Name and Principal				Other Annual	Underlying	All Other
Position	Year	Salary (2)	Bonus (3)	Compensation	Options	Compensation

Marc J. Fratello (4)	2002	$109,900	0	$30,000	30,000	$75,000 (5)
Chairman and Chief	2001	144,667	0	0	11,111	0
Executive Officer	2000	215,625	$20,000	0	5,556	$1,140
Scott Galloway (4)	2002	95,526	12,500	0	25,000	0
	2001	114,500	17,114	0	6,888	0
Richard L. Poggi (4)	2002	101,654	0	0	23,000	0
	2001	130,617	17,114	0	8,667	0

(1)      The aggregate amount of other personal benefits, if any, did not exceed the lesser of $50,000 or 10% of the total amount of annual salary and bonus beyond for each Named Executive Officer and has therefore been omitted.

(2)      Includes any amount deferred by the Named Executive Officers pursuant to PowerCerv’s 401(k) Plan.

(3)      Bonuses are reported in the year earned, even if actually paid in a subsequent year.

(4)      Mr. Fratello’s, Mr. Galloway’s and Mr. Poggi’s employment with the Company terminated as of November 30, 2002. Effective December 1, 2002, they became employees of ASA.

(5)      Mr. Fratello received from the Company a sum of $75,000 as a severance payment. Mr. Fratello received these funds during 2003.

Option Grants During Fiscal Year 2002

     The following table sets forth certain information concerning grants of stock options to each of the Named Executive Officers of PowerCerv during the fiscal year ended December 31, 2002.

Stock Option Grants in Last Fiscal Year

	Number of Shares of	% of Total
	Common Stock	Options Granted	Exercise
	Underlying Options	to Employees in	Price per
Name	Granted (1)	Fiscal Year	Shares	Expiration Date

Marc J. Fratello	30,000	10.7	$0.6000	02/04/2012
Scott Galloway	25,000	8.9	0.6000	02/04/2012
Richard L. Poggi	23,000	8.2	0.6000	02/04/2012

(1)	All options granted to the named executive officers were granted in 2002 pursuant to the Stock Option Plan (as defined herein) and are subject to the terms of such plan.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

          The following table sets forth certain information concerning the exercise of options during the fiscal year ended December 31, 2002, and the aggregate value of unexercised options at December 31, 2002, for each of the Named Executive Officers.

		Number of			In-the-Money at
		Securities	Unexercised	Unexercised	December
	Shares	Underlying Value	Options	Options	31,2001(2)
	Acquired on	Realized	December 31, 2002	December 31, 2002	Exercisable /
Name	Exercise (1)	($) (2)	Exercisable	Unexercisable	Unexercisable

Marc J. Fratello	0	0	36,111	0	$0	$0
Scott Galloway	0	0	20,984	1,965	0	0
Richard L. Poggi	0	0	18,721	2,223	0	0

(1)	The closing price for PowerCerv’s common stock as reported on the OTC Market on December 31, 2002 was $0.03.

(2)	Value realized is calculated based on the difference between the option exercise price and the closing market price of PowerCerv’s common stock on the date of exercise multiplied by the number of shares to which the exercise relates.

Employment Agreements

          Effective April 10, 1997, Marc J. Fratello entered into an employment agreement with PowerCerv. This agreement was for one year plus renewable one-year extensions subject to either PowerCerv’s or Mr. Fratello’s right of cancellation. This agreement also provided certain piggyback registration rights to Mr. Fratello. In addition, PowerCerv agreed to pay Mr. Fratello 24 months of severance pay at $12,500 per month for a total of $300,000, if his employment is terminated (1) by mutual agreement of Mr. Fratello and PowerCerv, (2) by either party after the agreement’s twelve month term has elapsed, (3) by PowerCerv following a disability determination of Mr. Fratello, or following PowerCerv’s early termination of the agreement on certain notice or (4) by Mr. Fratello if PowerCerv breached the agreement, upon certain changes of control of PowerCerv, or following Mr. Fratello’s formal notice of termination after April 1998. This agreement also contained a one-year non-compete provision following its expiration or earlier termination. In January 1999, the Compensation Committee established Mr. Fratello’s base salary at $250,000, his target annual bonus up to $150,000 and granted him options for 125,000 shares of Common Stock under the Stock Option Plan, which were vested on December 31, 2001. In return for agreeing to stay on with ASA for one year and for voluntarily relinquishing his employment agreement with PowerCerv, Mr. Fratello received from the Company a sum of $75,000 as a severance payment. Mr. Fratello received these funds during 2003. Should there be $400,000 or more available for distribution to the Company’s stockholders, Mr. Fratello will receive another $25,000.

          Effective April 7, 1998, Ira Herman entered into an employment agreement with PowerCerv. Mr. Herman’s employment agreement automatically renewed on April 30, 1999 for a term expiring on December 31, 2000. As of December 31, 2000, Mr. Herman’s employment agreement automatically renewed for successive one-year terms unless terminated by either party. The agreement provided for an annual base salary of $125,000, subject to review on an annual basis by PowerCerv’s Compensation Committee, and an annual target bonus of up to $125,000 based on PowerCerv achieving certain revenue and operating income targets, which were set by PowerCerv’s board and certain other subjective criteria. Mr. Herman’s employment agreement also provided for the grant of non-qualified options to purchase up to 215,000 shares of PowerCerv’s common stock on the effective date of his employment agreement, subject to vesting schedules described in the agreement. In addition, PowerCerv agreed to make a payment to Mr. Herman equal to his annual base salary (payable in twelve monthly installments) and to vest certain stock options as follows: (a) if PowerCerv is merged, consolidated, acquired, sold, liquidated or disposes of substantially all of its business or assets and Mr. Herman is not offered at least a comparable position with similar or better pay, (b) if PowerCerv terminated Mr. Herman without cause or (c) if Mr. Herman terminated the agreement because PowerCerv has materially reduced his title or responsibilities, provided that he is not in breach and did not subsequently breach certain provisions of his employment agreement, including a non-compete agreement, which survived for one year following his termination. Mr. Herman’s employment agreement expired on its own terms on December 31, 2001.

Compensation of Directors

The Board voted to suspend payments to directors in October 2001 until further notice. No director of PowerCerv received compensation related to board meetings in 2002.
During 2002, John S. McMullen received $5,000 in consulting fees and $6,750 in salary compensation for his role as Vice Chairman. McMullen had a consulting contract with PowerCerv whereby he was entitled to an amount of $4,000 per month ($3,000 to Mr. McMullen and $1,000 to a consulting company owned by him) for a period of not less than 24 months. Mr. McMullen still had nearly 1.5 years left on that agreement but Mr. McMullen agreed to take a significant discount based upon his agreement to be paid $60,000, which payment was made in January 2003. McMullen has also agreed to stay on the Board of Directors and assist with the ongoing business of PowerCerv after the transaction has closed.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of PowerCerv’s capital stock as of December 31, 2002 by each person known by PowerCerv who beneficially owns more than 5% of the outstanding shares of common stock, each director and executive officer of PowerCerv, and all directors and executive officers of PowerCerv as a group.

Total Voting	Amount and Nature of	Percent of
Name and Address (1)	Beneficial Ownership	Total Voting Power

Directors and Executive Officers:
Marc Fratello (2)	467,573	19.72%
Scott Galloway (3)	22,393	*
Richard Poggi (4)	20,388	*
Roy Crippen III (5)	195,972	8.32%
John S. McMullen (6)	522,222	22.37%
O. G. Greene (7)	6,334	*
All directors and executive officers as a group (8)	1,234,882	50.57%

*      Less than 1%

(1)      The business address for Messrs. Fratello, Galloway, Poggi, Crippen, McMullen and Greene is c/o PowerCerv, 400 North Ashley Drive, Suite 2675, Tampa, Florida 33602.

(2)      Includes 331,462 shares held by M.J.F. Limited Partnership, a Nevada limited partnership in which Mr. Fratello is the limited partner and a Nevada corporation, of which he is the sole shareholder and director, is the general partner, 36,111 shares of PowerCerv common stock issuable upon the exercise of stock options, and 100,000 shares of PowerCerv common stock issuable upon the conversion of preferred stock.

(3)      Includes 22,393 shares of PowerCerv common stock issuable upon the exercise of stock options.

(4)      Includes 20,388 shares of PowerCerv common stock issuable upon the exercise of stock options.

(5) Includes 148,750 shares held by R.C.F. Company Limited Partnership, a Nevada limited partnership in which Mr. Crippen is the limited partner and a Nevada corporation, of which he is the sole shareholder and director, is the general partner, and 22,222 of PowerCerv common stock issuable upon the exercise of stock options, and 25,000 shares of PowerCerv common stock issuable upon the conversion of preferred stock.

(6)	Includes 522,222 shares of PowerCerv common stock issuable upon the conversion of preferred stock.

(7)	Includes 6,334 shares of PowerCerv common stock issuable upon the exercise of stock options.

(8)	Includes 107,448 shares of PowerCerv common stock issuable upon the exercise of stock options, and 647,222 shares of PowerCerv common stock issuable upon the conversion of preferred stock held by the named executive officers and directors.

The common stock votes together with the preferred stock as a single class on all matters, and as required by law and with respect to the election of directors, where holders of preferred stock are entitled to elect one director voting as a class and the holders of common stock are entitled to elect the remaining directors voting as a class. The common stock and preferred stock both entitle the holder to one vote per share.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires PowerCerv’s directors, executive officers and holders of more than 10% of PowerCerv’s common stock to file reports of beneficial ownership and changes in ownership of PowerCerv’s common stock with the SEC. These persons are required to furnish PowerCerv with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms, PowerCerv believes that, with respect to fiscal 2002, all filing requirements applicable to its directors, executive officers and greater than 10% of beneficial owners were complied with.

Item 12. Certain Relationships and Related Transactions

          On December 1, 2002, Marc Fratello became the President of the ASA International subsidiary that acquired the assets of the Company. Mr. Fratello will receive an annual salary of $150,000, certain stock options in ASA International and a minority equity interest in the ASA International subsidiary. In addition, as an incentive to stay on with ASA International (which ASA International made as a requirement for the proposed transaction), PowerCerv’s Board of Directors authorized that Mr. Fratello would receive $75,000 from PowerCerv as a severance payment. Additionally, Mr. Fratello will receive an additional $25,000 should the amount of cash for distribution to PowerCerv shareholders exceed $400,000. Mr. Fratello agreed to voluntarily relinquish his employment agreement, which would have paid him $300,000 upon a trigger event such as a change of control of PowerCerv and/or by his resignation. Mr. Fratello will stay on the PowerCerv Board of Directors and assist with the ongoing business of PowerCerv after the transaction has closed.

          Mr. McMullen had a consulting agreement with the Company whereby he was entitled to an amount of $4,000 per month ($3,000 to McMullen and $1,000 to a consulting company owned by him) for a period of not less than 24 months. McMullen still had nearly 1.5 years left on that agreement but Mr. McMullen agreed to take a significant discount based upon his agreement to be paid $60,000, which payment was made in January 2003. Mr. McMullen has also agreed to stay on the Board of Directors and help with the ongoing business of PowerCerv after the transaction closed.

          On March 31, 1999, pursuant to an asset purchase agreement dated March 30, 1999, PowerCerv sold the net assets of its general consulting group and general education group to Digital Fusion, Inc. (formerly known as ROI Consulting, Inc.). Digital Fusion paid part of the purchase price under the asset purchase agreement in the form of a promissory note in the principal amount of $827,500 payable in equal, quarterly installments beginning December 31, 2000 and bearing interest at a rate of 4.56% per year. On March 2, 2000, IBS Interactive, Inc. acquired all of the outstanding capital stock of Digital Fusion pursuant to a merger. During 2002 and 2001, payments to the Company on the note equaled approximately $262,482 and $250,120, respectively. Mr. Crippen, who served as director, Vice Chairman and Chief Technology Officer of PowerCerv from 1992 until his resignation as Vice Chairman and Chief Technology Officer of PowerCerv on March 31, 1999, serves as President and Chief Operating Officer of IBS Interactive. Mr. Crippen remains a director of the Company.

          On September 30, 1999, PowerCerv entered into an amendment to an OEM Agreement with Digital Fusion, dated March 31, 1999, whereby Digital Fusion, Inc. is obligated to pay PowerCerv a nonrefundable license fee for the use of certain of PowerCerv’s software. The amount of the license fee pursuant to the amendment is $350,000, which is to be paid as follows: $50, 000 on or before November 30, 1999; $10,000 on or before March 31, 2000; $100,000 on or before June 30, 2000 and $100,000 on or before September 30, 2000. On September 29, 2000, the Company entered into a second amendment with Digital Fusion, Inc. to the OEM Agreement described above whereby Digital Fusion, Inc. licensed additional software. Pursuant to that second amendment, Digital Fusion, Inc. shall pay PowerCerv a nonrefundable license fee of $350,000 payable as follows: $140,000 at the time of execution of the amendment, $105,000 by December 31, 2000, and $105,000 by March 31, 2001. The second amendment terminated any further royalty due PowerCerv for the sale of software licensed to Digital Fusion, Inc. pursuant to the amendment dated September 30, 1999.

Item 13. Exhibits and Reports on Form 8-K

     (a)  The following documents are filed as part of this Report:

          1. Financial Statements

          2. Exhibits — See Index to Exhibits included elsewhere in this document.

          (b) Reports on Form 8-K

          On December 16, 2002, the Company filed a report on Form 8-K to report the sale of substantially all of the Company’s operating assets to ASA.

Item 14. Controls and Procedures

          An evaluation was performed under the supervision and with the participation of management, of the effectiveness of the design and operation of disclosure controls and procedures within 90 days before the filing date of this annual report. Based on that evaluation, management concluded that PowerCerv’s disclosure controls and procedures were effective.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
PowerCerv Corporation

We have audited the accompanying consolidated balance sheets of PowerCerv Corporation as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PowerCerv Corporation at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company sold substantially all of its assets on December 1, 2002 and incurred a net loss during the year ended December 31, 2002, and, as of that date, the Company’s current liabilities exceeded its current assets. These factors, among others, as discussed in Note 3 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP

Tampa, Florida
January 29, 2003,
Except for Note 8 as
to which the date is
April 11, 2003

POWERCERV CORPORATION

Consolidated Balance Sheets

December 31, 2002 and 2001

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$245,072	$635,007
Accounts receivable, net of allowance of $1,880,000 in 2001	—	934,272
Inventories	—	47,965
Other current assets	276,123	451,140

Total current assets	521,195	2,068,384
Property and equipment, net	—	75,772
Software and intangible assets, net	—	374,521
Notes receivable, net of allowance of $0 in 2002 and $294,000 in 2001	135,931	383,151
Deposits and other	—	17,843

Total assets	$657,126	$2,919,671

Liabilities and Shareholders’ Equity (deficit)
Current liabilities:
Accounts payable	$194,140	$580,566
Accrued expenses	472,420	1,371,094
Deferred revenue	—	845,085

Total current liabilities	666,560	2,796,745
Commitments and contingencies	—	—
Shareholders’ equity (deficit):
Preferred stock, $.001 par value, 5,000,000 shares authorized; 1,022,000
shares issued and outstanding at December 31, 2002 and 2001, respectively	1,022	1,022
Common stock, $.001 par value, 5,000,000 shares authorized; 1,313,000 shares
issued and outstanding at December 31, 2002 and 2001, respectively	1,313	1,313
Additional paid-in capital	51,704,944	51,704,944
Stock subscription receivable	(100,000)	(100,000)
Accumulated deficit	(51,616,713)	(51,484,353)

Total shareholders’ equity (deficit)	(9,434)	122,926

Total liabilities and shareholders’ equity (deficit)	$657,126	$2,919,671

The accompanying notes are an integral part of these consolidated financial statements.

POWERCERV CORPORATION

Consolidated Statements of Operations

Years ended December 31, 2002 and 2001

	2002	2001

Revenue:
License fees	$375,807	$1,231,468
Service fees	1,992,209	4,875,294

Total revenue	2,368,016	6,106,762

Costs and expenses:
Cost of licenses	204,318	266,454
Cost of services	813,239	3,465,959
General and administrative	1,237,019	2,580,296
Sales and marketing	447,667	1,711,422
Research and development	672,946	1,962,968
Work force reduction and other	(13,545)	326,195

Total costs and expenses	3,361,644	10,313,294

Operating loss	(993,628)	(4,206,532)

Other income (expense):
Interest expense	(8,539)	—
Interest income	38,022	76,405
Miscellaneous income (expense)	39,040	—

Total other income	68,523	76,405

Gain on sale of business	792,745	—

		—
Loss before income taxes	(132,360)	(4,130,127)
Income tax expense	—	10,341

Net loss	$(132,360)	$(4,140,468)

Net loss per share:
Basic	$(.10)	$(2.80)

Diluted	$(.10)	$(2.80)

Shares used in computing net loss per share:
Basic	1,313,000	1,481,000

Diluted	1,313,000	1,481,000

The accompanying notes are an integral part of these consolidated financial statements.

POWERCERV CORPORATION

Consolidated Statement of Shareholders’ Equity (Deficit)

Years ended December 31, 2002 and 2001

	Common Stock		Preferred Stock
					Additional		Stock	Total
		Par		Par	Paid-In	Accumulated	Subscription	Shareholders'
	Shares	value	Shares	Value	Capital	Deficit	Receivable	Equity

Balance, December 31, 2000	1,535,000	$1,535	—	$—	$50,958,957	$(47,343,885)	$—	$3,616,607
Issuance of preferred stock	(222,222)	(222)	1,022,000	1,022	745,987	—	(100,000)	646,787
Net loss	—	—	—	—	—	(4,140,468)	—	(4,140,468)

Balance, December 31, 2001	1,312,778	1,313	1,022,222	1,022	51,704,944	(51,484,353)	(100,000)	122,926
Net loss	—	—	—	—	—	(132,360)	—	(132,360)

Balance, December 31, 2002	1,312,778	$1,313	1,022,222	$1,022	$51,704,944	$(51,616,713)	$(100,000)	$(9,434)

The accompanying notes are an integral part of this consolidated financial statement.

POWERCERV CORPORATION

Consolidated Statements of Cash Flows

Years ended December 31, 2002 and 2001

	2002	2001

Cash flows from operating activities:
Net loss	$(132,360)	$(4,140,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	196,284	642,331
Gain on sale of fixed assets	(17,453)	—
Gain on sale of business	(792,745)	—
Deferred revenue	(30,335)	(644,850)
Provision for uncollectible accounts	417,121	213,500
Changes in assets and liabilities:
Accounts receivable	(143,758)	1,389,982
Inventories	—	350
Deposits and other	37,421	530,517
Accounts payable and accrued expenses	(994,507)	(275,641)

Net cash used in operating activities	(1,260,332)	(2,284,279)

Cash flows from investing activities:
Purchases of property and equipment, net	—	(16,658)
Proceeds from sale of property and equipment	17,453	—
Proceeds from ASA asset sale	500,000	—
Payments received on notes receivable	267,944	238,521

Net cash provided by investing activities	785,397	221,863

Cash flows from financing activities:
Net proceeds from issuance of preferred stock, net of offering costs	85,000	561,787

Net cash provided by financing activities	85,000	561,787

Net decrease in cash and cash equivalents	(389,935)	(1,500,629)
Cash and cash equivalents, beginning of year	635,007	2,135,636

Cash and cash equivalents, end of year	$245,072	$635,007

The accompanying notes are an integral part of these consolidated financial statements.

POWERCERV CORPORATION

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(1)	Organization and Operations

On December 1, 2002, the Company completed the sale of substantially all of its operating assets to PCV Acquisition, Inc., a subsidiary of ASA International, Ltd (collectively referred to as “ASA”), a holding company of vertical enterprise software solutions based in Framingham, Massachusetts. This transaction was approved by PowerCerv’s shareholders on November 26, 2002. In the future, the Company may merge with another operating company. Until such a merger transaction is effected, there will be no significant expected operations of PowerCerv.

Prior to December 1, 2002 the Company focused its resources, including product development, marketing and sales efforts, on the needs and requirements of small and medium size discrete manufacturing companies with annual revenues between $5 million and $250 million in this market. In addition, PowerCerv provided professional and business consulting services relating to its software applications. The Company marketed its products and services throughout the United States and also marketed its software products outside the United States through distributors. PowerCerv Corporation and PowerCerv Technologies Corporation are herein referred to as the “Company”.

(2)	Summary of Significant Accounting Policies

(a)	Principles of Consolidation

The consolidated financial statements include accounts of PowerCerv Corporation and its subsidiary. All significant intercompany balances and transactions have been eliminated.

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

Inventories are valued at the lower of cost (first-in, first-out method) or market, and consist of third party products and educational materials. There were no remaining inventories at December 31, 2002.

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

The Company periodically reviews the carrying value of its property and equipment costs and the remaining life to determine if impairment has occurred. This review and assessment is done by comparing the net book value of the property and equipment assets to the undiscounted net cash flows of the related assets. An impairment loss is recognized to the extent that the sum of discounted estimated future cash flows using an estimated borrowing rate and asset life that is expected to result from the use of the asset, is less than the carrying value. During 2002, the Company wrote off $53,772 in leasehold improvements in connection with the sale to ASA. This amount was recorded as a reduction of the gain recognized by the Company.

(f)	Revenue Recognition

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by Statement of Position 98-4 (“SOP 98-4”), Deferral of the Effective Date of a Provision of SOP 97-2. Revenue is recognized from licenses of the Company’s software products when the contract has been executed, the product(s) has been shipped, collectibility is probable and the software license fees are fixed or determinable. In the event that the contract provides for multiple elements (e.g., software products, post-contract customer support, consulting services), the total fee is allocated to these elements based on “vendor-specific objective evidence” of fair value. If any portion of the license fees is subject to forfeiture, refund or other contractual contingencies, the Company will postpone revenue recognition until these contingencies have been removed. The Company generally accounts for consulting and education services separate from software license fees for those multi-element arrangements where services are a separate element and are not essential to the customer’s functionality requirements and there is “vendor-specific objective evidence” of fair value for these services. If any portion of the license fees is subject to forfeiture, refund or other contractual contingencies, the Company will postpone revenue recognition until these contingencies have been removed. Historically, product returns and allowances have been immaterial. Consulting and education revenue, including related billable expenses of $64,843 and $451,864 in 2002 and 2001, respectively, is recognized as the services are performed. Revenue from support and maintenance activities is recognized ratably over the term of the maintenance period and the unrecognized portion is recorded as deferred revenue.

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

During 1999, the Company entered into an agreement with a related party for the conversion of certain existing software from one architecture to another. During 2000, the Company capitalized $550,000 in fees paid to the related party. The Company began amortizing these costs in 2001 over a three-year period. The Company considers this product as an add-on to its main product line and regularly offers this product to potential new customers as part of its sales approach. This software was included in the sale to ASA.

The Company periodically reviews the carrying value of its software development costs and the remaining life to determine if impairment has occurred. This review and assessment is done by comparing the net book value of the intangible assets to the undiscounted net cash flows of the related assets. An impairment loss is recognized to the extent that the sum of discounted estimated future cash flows using an estimated borrowing rate and asset life that is expected to result from the use of the asset, is less than the carrying value. All of the Company’s propriety technology was sold to ASA on December 1, 2002.

Acquired software technology and its amortization are summarized as follows:

		Amortization	Accumulated
Year	Cost	expense	amortization

2001	$3,457,000	183,000	3,090,000

Amortization expense in 2002 amounted to $168,000 prior to the December 1, 2002 sale referred to above.

(h)	Goodwill and Other Intangible Assets

The Company periodically reviews the value of goodwill and other intangible assets and their remaining life to determine if impairment has occurred. This review and assessment compares the net book value of the intangible assets to the undiscounted future net cash flows of the related assets. In the event that undiscounted future net cash flows are less than the net book value of the intangible assets, the Company recognizes an impairment loss for the difference between discounted cash flows using an estimated borrowing rate and the net book value of the intangible assets. The Company’s goodwill and other intangible assets were included in the sale to ASA. Goodwill of $8,000 was written off by the Company in connection with the sale to ASA.

Goodwill and other intangible assets and amortization amounts are summarized as follows:

		Amortization	Accumulated
Year	Cost	expense	amortization

2002	$0	0	0
2001	569,000	7,000	561,000

(i)	Income Taxes

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

The Company follows Statement of Financial Accounting Standards (SFA) No. 123, Accounting for Stock-Based Compensation (SFAS 123), which establishes a fair value based method of accounting for stock-based employee compensation plans; however, the Company has elected to account for its employee stock compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied.

Had compensation cost for the Company’s stock option plan been determined on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS 123, the Company’s net loss and net loss per common share would have been the pro forma amounts indicated below (see Note 12 ):

	2002		2001

		Net		Net
	Net	loss per	Net	loss per
	loss	share	loss	share

Net loss, as reported	$(132,360)	$(0.10)	$(4,140,468)	$(2.80)
Less: stock-based employee Compensation cost under the Fair value based method, net of Related tax effects	(824,387)	(0.63)	(2,472,772)	(1.67)

Pro forma net loss	$ (956,747)	$(0.73)	$(6,613,240)	$(4.47)

(l)	Net Loss Per Share

The Company computes net loss per share based upon Statement of Financial Accounting Standards No. 128, Earnings Per Share. The following table sets forth the computation of basic and diluted loss per share (“EPS”) for the periods indicated:

	December 31,

	2002	2001

Basic:
Net loss	$(132,360)	$(4,140,468)

Average shares outstanding	1,313,000	1,481,000

Basic EPS	$(.10)	$(2.80)

Diluted:
Net loss	$(132,360)	$(4,140,468)

Average shares outstanding	1,313,000	1,481,000
Net effect of dilutive stock options— based on the treasury stock method	—	—

Totals	1,313,000	1,481,000

Diluted EPS	$(.10)	$(2.80)

Common stock equivalents in the years ended December 31, 2002 and 2001 were anti-dilutive due to the market price being less than the exercise price for common stock options outstanding and the net losses sustained by the Company during these years, thus the diluted net loss per share in these years is the same as the basic net loss per share. Other common stock equivalents include 1,022,222 shares of Preferred Stock convertible on a one for one basis into common stock.

(m)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of notes receivable is assumed to approximate fair value because there have not been any significant changes in market conditions or specific circumstances since the instrument was recorded at fair value. Accounts and notes receivable are evaluated for delinquency status (i.e. when not paid within specified term) and collectibility and are written off when a determination has been made that such amounts will not be collected.

(n)	Supplemental Cash Flow Information

The Company considers all highly liquid investments with maturity dates of three months or less at the time of purchase to be cash equivalents. At December 31, 2002 and 2001, cash equivalents totaled approximately $0 and $105,000, respectively.

Cash paid for income taxes was $10,341 in 2001.

During 2001, $200,000 of notes were received in exchange for 200,000 shares of preferred stock. During 2001, the Company issued 222,222 shares of Preferred Stock in exchange for 222,222 shares of its Common Stock valued at $222,222.

Cash paid for interest was $3,359 in 2002.

During 2002, the Company received development and consulting services valued at $59,500 in lieu of cash payments on a note receivable from a related party.

(o)	New Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of the Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. The adoption of this statement did not have a significant effect on the Company’s results of operations or financial position. The Company recognized $6,792 of goodwill amortization expense in 2001. As of December 31, 2002, goodwill amounted to $0.

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

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management does not believe that adoption of this pronouncement will have a material effect on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which (i) amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation (ii) amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and (iii) requires disclosure about those effects in interim financial information. Items (ii) and (iii) of the new requirements in SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted the reporting requirements of item (ii) and will include the reporting requirements of item (iii) beginning in its first interim period after December 15, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45 Guarantors Accounting and Disclosure Requirements for Guarantors, including Indirect Guarantors of Indebtedness to Others (FIN 45). FIN 45 creates new disclosure and liability recognition requirements for certain guarantees, including obligations to stand ready to perform. The initial recognition and measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial periods ending after December 31, 2002. In accordance with FIN 45, the Company has disclosed guarantee information.

(3)	ASA Transaction and Plan of Operations

On December 1, 2002, the Company completed the sale of substantially all of its operating assets to ASA. This transaction was approved by PowerCerv’s shareholders on November 26, 2002. Prior to completing the sale, the Company had entered into a definitive asset purchase agreement with ASA on October 1, 2002. Pursuant to this agreement PowerCerv sold substantially all of its assets to ASA and ASA assumed certain of the Company’s liabilities related to ongoing operations. The Company sold to ASA assets with a net book value of $470,509 consisting primarily of accounts receivable and ASA assumed liabilities with a net book value of $454,785 consisting primarily of accounts payable and accrued expenses resulting in a purchase price adjustment payable to the Company by ASA of $15,724. The Company also sold its software and intangible assets to ASA having a net book value of $200,237 and ASA also assumed the Company’s deferred maintenance revenue liability of $787,179. However, per the agreement, no value was assigned to these items for purposes of determining the adjustment to the purchase price. In addition to ASA assuming certain liabilities, at closing, ASA paid PowerCerv $500,000 in cash and issued a $90,000 promissory note due six months after the closing date. In order to assist the Company in meeting its cash flow needs, ASA advanced PowerCerv the sum of $100,000 evidenced by a 7% promissory note due on demand after November 2, 2002 or on the earlier of closing of the transaction or termination of the purchase agreement. The repayment of the note was deducted from the $500,000 cash payment made to the Company at closing. The Company recognized a net gain associated with the sale to ASA of $787,565. The Company incurred $85,000 in transaction costs that reduced the gain recognized. In addition, the Company agreed to make a $75,000 severance payment to its former Chief Executive Office. The Company also agreed to pay one of its board members $60,000 representing a termination fee on an existing consulting agreement with the Company. These payments were made in 2003 and both individuals agreed to stay on the Board of Directors and help with the ongoing business of the Company after the completion of the sale.

Prior to entering into the asset purchase agreement with ASA, the Company attempted to improve cash flow by instituting flexible work arrangements, reduced work weeks, uniform salary reductions, workforce reductions, elimination of non-critical costs and accelerated cash conversion of receivables. Although these measures resulted in lower expenses, it significantly reduced the Company’s personnel and its ability to generate revenue. The uncertainty of the Company’s solvency materially affected its sales efforts.

Plan of Operation

The Company plans to use its best efforts to settle its remaining liabilities with the transaction proceeds and certain other receivables. The Company plans to continue as a separate public entity, seek to merge with another operating business and not compete in its former line of business; however, there can be no assurance that these plans will be successfully implemented.

Prior to the sale, the Company incurred net losses in 2002 and 2001 and while management took steps that it believed would improve net losses, the Company continued to incur a net loss from operations. Among the steps taken to improve the overall operations and financial condition were restructuring initiatives throughout 2001 and 2002. In 2002, the Company implemented flexible work arrangements with certain employees that transformed otherwise fixed costs into variable costs. Management reduced overall wages through uniform salary adjustment initiatives and through workforce reductions. The Company used its best efforts to accelerate cash conversion of notes receivable and accounts receivable to maximize its working capital and available cash. The uncertainty of the Company’s solvency materially affected its sales efforts. Had the asset sale discussed above not been completed, the Company would likely have had to consider bankruptcy and liquidation alternatives.

(4)	Work Force Reduction and Other Charge

During 2002, the Company completed 2 work force reductions. The Company recorded a restructuring charge of $30,000 related to the severance costs of 5 employees (2 non-senior level services employees and 3 non-senior level R&D employees) and relocation costs. As of December 31, 2002, these costs were paid. Additionally, the Company terminated the employment of 2 G&A employees as a result of the sale to ASA.

During 2001, the Company completed several workforce reductions in order to attempt to improve its financial condition. These actions resulted in the elimination of approximately 58 positions throughout the Company. As of December 31, 2002, approximately $5,000 remains in accrued liabilities for severance payments in connection with these restructurings.

(5)	Property and Equipment

Property and equipment consists of the following at December 31, 2002 and 2001:

			Estimated
			useful lives
	2002	2001	(years)

Leasehold improvements	$—	$443,192	3 – 5 *
Furniture and fixtures	—	662,399	5 – 7
Computer equipment	—	3,437,486	2 – 7
Equipment	—	534,992	3 – 7

	—	5,078,069
Less accumulated depreciation and amortization	—	5,002,297

		$75,772

*Or the remaining term of the lease, if shorter.

Depreciation and amortization expense totaled approximately $22,000 and $452,204 during the years ended December 31, 2002 and 2001. During 2002, the Company wrote off $53,772 in leasehold improvements in connection with the sale to ASA. This amount was recorded as a reduction to the gain recognized by the Company. The Company’s remaining property and equipment was fully depreciated and included in the sale to ASA.

(6)	Other Assets

Other assets consist of the following at December 31, 2002 and 2001:

	2002	2001

Notes receivable and related interest	$124,200	$310,585
Prepaid expenses	30,064	140,555
ASA transaction receivables	105,724	—
Other receivables	16,135	—

	$276,123	$451,140

(7)	Accrued Expenses

     Accrued expenses consist of the following at December 31, 2002 and 2001:

	2002	2001

Compensation	$6,864	$269,479
Severance and related costs	5,000	240,998
Income tax assessment	410,296	410,296
Other	50,260	450,321

	$472,420	$1,371,094

(8)	Income Taxes

Income tax expense for the years ended December 31, 2002 and 2001 consists of the following:

	2002	2001

Current:
Federal	$—	—
State	—	10,341

		10,341

Deferred:
Federal	—	—
State	—	—

	—	—

Total income tax expense	$—	$10,341

Income tax expense for the years ended December 31, 2002 and 2001 differed from the amount computed by applying the U.S. federal income tax rate of 34 percent to income (loss) before income taxes as a result of the following:

	2002	2001

“Expected” income tax benefit	$(45,002)	$(1,382,259)
State, net of federal benefit	(5,294)	(162,619)
Change in the valuation allowance for deferred tax assets	73,422	1,540,975
Nondeductible Items	1,446	9,344
Other, net	(24,572)	4,900

	$—	$10,341

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below:

	2002	2001

Deferred tax assets:
Provision for uncollectible accounts	$—	$826,217
Accrued expenses and work force reduction	—	—
Depreciation and amortization property of property and equipment	—	16,116
Operating losses	12,750,274	10,675,124
Intangible assets	1,232,019	2,469,137

Total gross deferred tax assets	13,982,293	13,986,594
Less valuation allowance	(13,949,405)	(13,875,983)

	2002	2001

Net deferred tax assets	32,888	110,611

Deferred tax liabilities:
Depreciation and amortization of property and equipment		—
Deferred gain on sale	32,888	110,611

Gross deferred tax liabilities	32,888	110,611

Total net deferred tax assets	$—	$—

The Company increased its deferred income tax asset valuation allowance by $73,422 and $1,540,975 during the year ended December 31, 2002 and 2001, respectively. The decision to continue to fully reserve the deferred income tax asset was primarily the result of the Company’s sale of its operating assets. At December 31, 2002 and 2001, the Company has net operating loss carry forwards of approximately $34,000,000 and $28,000,000, respectively for federal income tax purposes that expire at various times from years 2010 to 2021.

The Company’s federal income tax returns for the years ended December 31, 1996 and 1995 were subject to a routine examination by the Internal Revenue Service that resulted in an assessment of $66,000 of federal tax. The Company recorded a charge for the estimated federal and state income tax and related interest costs upon receiving the notice of assessment in 2000. During October 2002, the Company settled this matter with the IRS by agreeing to pay an additional income tax liability of $63,000 plus applicable interest through the date of payment. During April 2003, the Company received a Statement of Adjustment from the IRS regarding the assessment totaling $183,000. This settlement amount is consistent with the amount provided for federal taxes and interest in an earlier period. The Company plans to continue addressing this matter with the IRS in an effort to obtain a reduction in the balance due; however there can be no assurance that the Company will be successful. Management does not believe that the effect of any potential claims in other tax jurisdictions will have a material effect on the Company’s financial condition or its results of operations. Interest costs will continue to accrue until the obligation is satisfied.

(9)	Shareholders’ Equity

The Company’s Articles of Incorporation authorize and permit the Company’s Board of Directors to issue up to 5,000,000 shares of preferred stock (par value of $.001 per share) in one or more series, and to fix the relative rights, preferences and limitations of each series. During 2001, the Company issued 1,022,222 shares of convertible Preferred Stock. The Preferred Stock is convertible to Common Stock at a conversion rate of one share of Common Stock for each share of Preferred Stock being converted. The Preferred Stock carries no dividend or coupons and will be redeemable at the option of the Company after five years. In consideration for the Preferred Stock, the Company received cash of $600,000, notes receivable of $200,000 ($100,000 from a director of the Company) and 222,222 of its Common Stock valued at $222,222. The Company incurred financing costs of approximately $38,000. The 222,222 shares of Common Stock were formerly owned by a past director and were sold to a current director under the condition that they could be exchanged for Preferred Stock on a one for one basis. During 2002, the Company received payment on one of the notes at a discounted rate of $85,000. The remaining note receivable is included as a reduction of shareholders equity at year-end. Shares totaling 425,000 were sold to officers and directors of the Company. In connection with the sale of these securities, warrants to purchase 222,222 shares of Preferred Stock at an exercise price of $1.00 per share were granted. These warrants expired, unexercised in August 2002. The fair value of these warrants was considered in the cost of the Preferred Stock issued.

PowerCerv has entered into agreements with holders of 772,222 shares of its preferred stock pursuant to which they agreed to vote their shares of preferred stock and common stock, if any, in favor of the sale transaction to ASA. In addition, the shareholders had the right to convert their shares of preferred stock into common stock following the transaction in accordance with the terms of the preferred stock. Upon conversion, PowerCerv agreed that the holders of the preferred stock would receive 90% of any distribution to shareholders with the remaining 10% distributed to holders of the common stock. Subsequent to the sale transaction, no preferred shares have been converted to common and no distributions have occurred.

(10)	Comprehensive Income (Loss)

For the years ended December 31, 2002 and 2001, the Company did not have any comprehensive income (loss) other than the net income (loss) reported on the Consolidated Statements of Operations.

(11)	Commitments and Contingencies

(a)	Leases

The Company conducts its operations in leased facilities. The lease terms range from one month to five years. Rental expenses under operating leases approximated $113,000 and $402,000 during the years ended December 31, 2002 and 2001, respectively. The Company assigned its lease to ASA as part of the asset sale. The Company has no other lease obligations.

(b)	Litigation

Lifsey v. Ross, et. al.: A complaint was filed on July 24, 1997, in the United States District Court for the Middle District of Florida, captioned J. Conrad Lifsey vs. Harold R. Ross, Gerald R. Wicker, Marc J. Fratello, Roy E. Crippen, III, Donald B. Hebb, Jr., Thomas S. Roberts, PowerCerv Corporation, Alex Brown & Sons, Inc., Robertson, Stephens & Company, ABS Capital Partners, L.P., Summit Investors II, L.P., and Summit Ventures III, L.P. The complaint purports to be a class action on behalf of those persons who purchased shares of the Company’s common stock from March 1, 1996 (the date of the Company’s initial public offering of its common stock (“IPO”)) through July 24, 1996. The complaint alleges, among other things, that the defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Company’s IPO and in its subsequent securities filings, press releases and other public statements. The parties have agreed to a settlement (for which the Company is insured) that was approved by the Court. A judgment dismissing the action with prejudice was entered by the Court on December 16, 2002. .

The Company, in the normal course of business, may also be subject to miscellaneous legal proceedings.

(c)	Employment Agreements

The Company has entered into employment agreements with certain of its executive officers. Information regarding these agreements is available in the 2001 Annual Report and Form 10-KSB/A.

The Chief Executive Officer’s (CEO) employment agreement with the Company was verbally modified and the Company’s Board of Directors authorized that the CEO would receive $75,000 as a severance payment in connection with the CEO’s termination on November 30, 2002. Additionally, the CEO would receive an additional $25,000 should the amount of cash for distribution to the Company’s shareholders exceed $400,000. The CEO agreed to voluntarily relinquish his employment agreement, which would have paid the CEO $300,000 upon a trigger event such as a change of control of the Company and/or by the CEO’s resignation.

(d)	Indemnifications

The Company indemnified its officers and directors against costs and expenses related to shareholder and other claims (i.e. only actions taken in their capacity as officers and directors) that are not covered by the Company’s directors and officers insurance policy. This indemnification is ongoing and does not include a limit on the maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. As of December 31, 2002, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

(12)	Employee Benefit Plans

(a)	Defined Contribution Plan

The Company has a 401(k) plan covering employees who meet established eligibility requirements. Under the plan provisions, the Company may match participant contributions. During 2002 and 2001, the Company matched 30% of participant contributions to a maximum matching amount of 6% of participant base compensation. Total Company contributions were approximately $17,000 and $60,000 during the years ended December 31, 2002 and 2001, respectively. During the years ended December 31, 2002 and 2001, this match occurred in the form of Company common stock purchased in the open market. During 2002 and 2001, Plan forfeitures funded a portion of the Company matching amounts.

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

Management is in the process of fully evaluating the status of all outstanding stock options based on the terminated status of all employees. The following tables do not reflect any adjustments for cancellations or forfeitures that may be required as of December 31, 2002, based on the change of employment status.

Activity with respect to all stock options is summarized as follows:

	Options outstanding

		Weighted-average
		option
		price per
	Shares	share

Balance at December 31, 2000	466,506	$18.18
Options granted	96,335	$2.93
Options exercised	—	$—
Options canceled	(235,858)	$15.26

Balance at December 31, 2001	326,983	$15.81
Options granted	280,500	$.60
Options exercised	—	—
Options canceled	—	—

Balance at December 31, 2002	607,483	$8.57

The range of exercise prices, shares, weighted-average contractual lives and weighted-average exercise prices for the options outstanding at December 31, 2002 is presented below:

Range of		Weighted-average	Weighted-average
Exercise prices	Shares	contractual life	exercise price

$0.60 – 13.78	437,298	8 years	$2.44
16.32 – 29.81	132,685	4 years	21.27
30.38 – 39.94	31,904	2 years	36.10
42.19 – 122.22	5,596	4 years	52.30
0.60 – 122.22	607,483	6 years	8.57

The range of exercise prices, shares and weighted-average exercise prices for the options exercisable at December 31, 2002, are presented below:

Range of	Shares	Weighted-average
Exercise prices	Exercisable	Exercise price

$0.60 – 13.78	430,842	$2.43
16.32 – 29.81	129,262	21.18
30.38 – 39.94	31,895	36.09
42.19 – 122.22	5,040	53.21

0.60 – 122.22	597,039	8.72

The per share weighted-average fair value of stock options granted during 2002 and 2001 were $0.60 and $2.28, respectively, on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2002 – expected dividend yield of 0%, risk free interest rate averaging 5.5%, expected volatility rate of 168%, and an expected life of 2.0 years; 2001 – expected dividend yield of 0%, risk free interest rate averaging 5.5%, expected volatility rate of 168%, and an expected life of 2.0 years. See Note A for the pro forma effect if the Company had determined compensation cost consistent with the method required by SFAS 123.

(13)	Segment Reporting

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

	For the year ended December 31, 2002

		License
	Services	Product	Unallocated	Total

Revenues from external customers	$1,992,209	$375,807	$—	$2,368,016
Segment profit or (loss)	$1,178,970	$(949,124)	$(362,206)	$(132,360)

	For the year ended December 31, 2001

		License
	Services	Product	Unallocated	Total

Revenues from external customers	$4,875,294	$1,231,468	$—	$6,106,762
Segment profit or (loss)	$1,409,335	$(2,709,376)	$(2,840,427)	$(4,140,468)

There were no transactions between segments. The unallocated amounts are made up of the following items:

	For the year ended December 31,

	2002	2001

General and administrative costs	$(1,237,019)	$(2,580,296)
Work force reduction	13,545	(326,195)
Interest and other income	68,523	76,405
Gain on sale of business	792,745	—
Income tax expense	—	(10,341)

	$(362,206)	$(2,840,427)

The Company does not use assets as a measure of the segment’s performance, thus no assets are disclosed by segment in the table above.

(14)	Related Party Transactions

Material related party transactions that have been entered into by the Company that are not otherwise in these notes are summarized below.

During 2002, The Company’s board of directors canceled notes receivable from officers totaling $42,500. The receivables were written off and recorded as compensation expense.

On March 31, 1999, the Company sold its general consulting and general education business (consulting and education services other than its application-related services) to a related party. Consideration totaled approximately $10 million and consisted of a combination of cash, PowerCerv common stock and notes. The gain associated with the note receivable that matures in 2004 and has an interest rate of 4.56% was deferred at the time of sale. In 2000, the Company recognized this gain of $827,500. Management believes that based upon events occurring in 2000 (the buyer’s merger with another business and establishment of a stronger management team) the collectibility of the note is reasonably assured. During 2002, the Company received discounted payments on this note receivable of $262,482, representing a discount of $42,018. The Company issued a discount for advance payments in order to attempt to improve its cash flow. As of December 31, 2002, the balance of this note receivable was approximately $135,931.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 15, 2003.

POWERCERV CORPORATION

By:	/s/ Marc J. Fratello

Marc J. Fratello
President, Chief Executive Officer
And Chairman of the Board

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of this registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc J. Fratello MARC J. FRATELLO	President, Chief Executive Officer, Chairman of the Board, Principal Financial Officer and Principal Accounting Officer	April 15, 2003

/s/ John S. McMullen JOHN S. MCMULLEN	Director and Vice-Chairman	April 15, 2003

ROY E. CRIPPEN, III	Director	April , 2003

Rider A

Certifications

I, Marc J. Fratello, certify that:

1. I have reviewed this annual report on Form 10-KSB for the fiscal year ended December 31, 2002, of the Registrant (the “Report”);

2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report;

4. The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the “Evaluation Date”); and

c) presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6. The Registrant’s other certifying officers and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 15, 2003	/s/ Marc J. Fratello

Name: Marc J. Fratello Title: Chief Executive Officer and Principal Financial Officer (Chief Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	—	Articles of Incorporation of the Company effective as of January 1, 1996, as amended by the Articles of Amendment dated as of January 9, 1996 (incorporated herein by reference to Exhibit Number 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-00250)).

3.2	—	Bylaws of the Company (incorporated herein by reference to Exhibit Number 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-00250)).

10.1	—	Loan Agreement and related promissory note, security agreements and guarantees, each dated October 31, 1996, among NationsBank, N.A. (South) and the Company, for a $5,000,000 revolving line of credit (incorporated herein by reference from Exhibit Number 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.2	—	NationsBank Commitment Letter dated October 9, 1997, and related promissory note dated October 22, 1997, extending the maturity of the Company’s $5,000,000 revolving line of credit (incorporated herein by reference from Exhibit Number 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.3	—	Amendment to Loan Agreement, dated January 26, 1998, among NationsBank, N.A. and the Company, related to the Company’s $5,000,000 revolving line of credit (incorporated herein by reference from Exhibit Number 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.4	—	Loan Agreement and related promissory note, dated March 29, 1999, among NationsBank, N.A. and the Company, related to the Company’s $10,000,000 credit facility (incorporated herein by reference from Exhibit Number 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.5*	—	Employment, Noncompetition, Development and Confidentiality Agreement, dated April 10, 1997, between the Company and Marc J. Fratello (incorporated herein by reference from Exhibit Number 10.2 to the Company’s Quarterly Report on Form 10-Q for the calendar quarter ended March 31, 1997).

10.6*	—	Employment, Noncompetition, Development and Confidentiality Agreement, dated April 10, 1997, between the Company and Roy E. Crippen, III (incorporated herein by reference from Exhibit Number 10.3 to the Company’s Quarterly Report on Form 10-Q for the calendar quarter ended March 31, 1997).

10.7*	—	Executive Employment Agreement, dated February 19, 1998, between the Company and Michael J. Simmons (incorporated herein by reference from Exhibit Number 10.2 to the Company’s Quarterly Report on Form 10-Q for the calendar quarter ended June 30, 1998).

10.8	—	Asset Purchase Agreement, dated March 30, 1999, by and between the Company and R.O.I. Consulting, Inc. (incorporated herein by reference from Exhibit Number 2 to the Company’s Current Report on Form 8-K filed on April 13, 1999).

10.9*	—	Executive Termination Agreement, dated July 27, 2000, between the Company and Michael J. Simmons (incorporated herein by reference from Exhibit Number 10.2 to the Company’s Quarterly Report on Form 10-Q for the calendar quarter ended September 30, 2000).

10.10*	—	Executive Employment Agreement, dated March 23, 1998, between the Company and John Montague (incorporated herein by reference from exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on April 17, 2001).

10.11*	—	Executive Employment Agreement, dated April 7, 1998, between the Company and Ira Herman (incorporated herein by reference from exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on April 17,2001).

10.12	—	Asset Purchase Agreement dated as of October 1, 2002, by and among the Company; PowerCerv Technologies Corporation; PCV Acquisition, Inc.; and ASA International, Ltd. (incorporated by reference from Appendix C to the Company’s definitive Proxy Statement dated October 14, 2002).

22	—	Subsidiary of the Registrant (incorporated herein by reference from Exhibit Number 21 to the Company’s Registration Statement on Form S-1 (File No. 333-00250)).

23.1**	—	Consent of Independent Certified Public Accountants — Grant Thornton LLP.

99.1**	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan, contract or arrangement.

**	Filed herewith.