Form 10QSB
period 2003-03-31
POWERCERV CORP
filed 2003-05-21
CIK 1005758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

As of May 16, 2003, there were 1,313,000 shares of the registrant’s common stock, $.001 par value, outstanding.

PowerCerv Corporation
Form 10-QSB

Index

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2003 (unaudited) and December 31, 2002	2
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2003 and 2002 (unaudited)	3
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002 (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5-9
Item 2. Management’s Discussion and Analysis or Plan of Operations	10-14
Item 3. Controls and Procedures	15
Part II. Other Information
Item 1. Legal Proceedings	16
Item 6. Exhibits and Reports on Form 8-K	16
Signatures	17
Certifications	18-19

PowerCerv Corporation

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

PowerCerv Corporation

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2003	December 31, 2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$60	$245
Other current assets	221	276

Total current assets	281	521
Notes receivable, net	136	136

Total assets	$417	$657

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$18	$194
Accrued expenses	468	472

Total current liabilities	486	666
Shareholders’ deficit	(69)	(9)

Total liabilities and shareholders’ deficit	$417	$657

See accompanying notes to condensed consolidated financial statements.

PowerCerv Corporation

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,

	2003	2002

Revenues:
License fees	$—	$230
Service fees	—	730

Total revenues	—	960

Costs and expenses:
Cost of licenses	—	72
Cost of services	—	301
General and administrative	59	271
Sales and marketing	—	215
Research and development	—	259
Work force reduction and other	—	25

Total costs and expenses	59	1,143

Operating loss	(59)	(183)
Interest income, net	2	6

Loss before income taxes	(57)	(177)
Income tax expense	3	—

Net loss	$(60)	$(177)

Basic and diluted net loss per share	$(0.05)	$(0.13)

Shares used in computing net loss per share:
Basic	1,313	1,313

Diluted	1,313	1,313

See accompanying notes to condensed consolidated financial statements.

PowerCerv Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three months ended March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(60)	$(177)
Adjustments to reconcile net loss
To net cash used in operating activities:
Depreciation and amortization	—	54
Deferred revenue	—	(123)
Changes in assets and liabilities	(146)	(325)

Net cash flows used in operating activities	(206)	(571)

Cash flows from investing activities:
Payment received on notes receivable	21	122

Net cash flows used in investing activities	21	122

Cash flows from financing activities:
Net proceeds from issuance of preferred stock	—	85

Net cash flows provided by financing activities	—	85

Net decrease in cash and cash equivalents	(185)	(364)
Cash and cash equivalents, beginning of period	245	635

Cash and cash equivalents, end of period	$60	$271

See accompanying notes to condensed consolidated financial statements.

PowerCerv Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands)

1.       Organization and Operations

     The condensed consolidated balance sheet of PowerCerv Corporation and its subsidiary (collectively, the “Company”) as of March 31, 2003, and the condensed consolidated statements of operations for the three months ended March 31, 2003 and 2002 and the condensed consolidated statements of cash flows for the three months ended March 31, 2003 and 2002 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003, and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 2002, has been derived from the Company’s audited consolidated financial statements at that date.

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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002, included in the Company’s 2002 Annual Report on Form 10-KSB filed with the SEC on April 15, 2003 (“2002 Annual Report”).

     The results of operations for the three months ended March 31, 2003, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

     The report of the Company’s independent auditors for the year ended December 31, 2002 contains an explanatory paragraph as to the substantial doubt of the Company’s ability to continue as a going concern. No adjustments have been made to the accompanying financial statements to give effect to this uncertainty.

2.       Significant Accounting Policies

Revenue Recognition

     Prior to December 1, 2002, the Company recognized revenue in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by Statement of Position 98-4 (“SOP 98-4”), Deferral of the Effective Date of a Provision of SOP 97-2. Revenue was recognized from licenses of the Company’s software products when the contract has been executed, the product(s) has been shipped, collectibility is probable and the software license fees are fixed or determinable. In the event that the contract provided for multiple elements (e.g., software products, post-contract customer support, consulting services), the total fee was allocated to these elements based on “vendor-specific objective evidence” of fair value. If any portion of the license fees was subject to forfeiture, refund or other contractual contingencies, the Company would postpone revenue recognition until these contingencies have been removed. The Company generally accounted for consulting and education services separate from software license fees for those multi-element arrangements where services were a separate element and are not essential to the customer’s functionality requirements and there is “vendor-specific objective evidence” of fair value for these services. If any portion of the license fees is subject to forfeiture, refund or other contractual contingencies, the Company would postpone revenue recognition until these contingencies have been removed. Historically, product returns and allowances have been immaterial. Revenue from support and maintenance activities was recognized ratably over the term of the maintenance period and the unrecognized portion is recorded as deferred revenue.

New Accounting Pronouncements

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of the Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. The adoption of this statement did not have a significant effect on the Company’s results of operations or financial position. As of March 31, 2003, goodwill amounted to $0.

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

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which (i) amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation (ii) amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and (iii) requires disclosure about those effects in interim financial information. Items (ii) and (iii) of the new requirements in SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. There were no equity instruments issued to employees therefore this adoption of the standard has no impact on the financial statements.

     In November 2002, the FASB issued FASB Interpretation No. 45 Guarantors Accounting and Disclosure Requirements for Guarantors, including Indirect Guarantors of Indebtedness to Others (FIN 45). FIN 45 creates new disclosure and liability recognition requirements for certain guarantees, including obligations to stand ready to perform. The initial recognition and measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial periods ending after December 31, 2002. In accordance with FIN 45, the Company has disclosed guarantee information. There are no guarantees therefore the adoption of this standard has no impact on the financial statements.

3.       Net Loss Per Share Data

     The following table sets forth the computation of basic and diluted loss per share (“EPS”) for the periods indicated:

	(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,

	2003	2002

Basic:
Net loss	$(60)	$(177)

Average shares outstanding	1,313	1,313

Basic EPS	$(0.05)	$(0.13)

Diluted:
Net loss	$(60)	$(177)

Average shares outstanding	1,313	1,313

Diluted EPS	$(0.05)	$(0.13)

     Common stock equivalents in the three-month periods ended March 31, 2003 and 2002, were anti-dilutive due to the net losses sustained by the Company during these periods, thus the diluted net loss per share in these periods is the same as the basic net loss per share.

4.       Commitments

     The Company has entered into employment agreements with certain of its executive officers. Information regarding these agreements is available in the Company’s 2002 Annual Report.

Indemnifications

     The Company indemnified its officers and directors against costs and expenses related to shareholder and other claims (i.e. only actions taken in their capacity as officers and directors) that are not covered by the Company’s directors and officers insurance policy. This indemnification is ongoing and does not include a limit on the maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. As of March 31, 2003, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

5.       Contingencies

     The Company, in the normal course of business, may also be subject to miscellaneous legal proceedings, which management does not believe will have a significant impact on the financial statements.

6.       Income Taxes

     The Company’s federal income tax returns for the years ended December 31, 1996 and 1995 were subject to a routine examination by the Internal Revenue Service (IRS) that resulted in an assessment of approximately $66,000 of federal tax. The Company recorded a charge for estimated federal and state income tax and related interest costs upon receiving the notice of assessment in 2000. During October 2002, the Company settled this matter with the IRS by agreeing to pay an additional income tax liability of $63,000 plus applicable interest through the date of payment. During April 2003, the Company received a Statement of Adjustment from the IRS regarding the assessment totaling $183,000 which is included in accrued expenses. This settlement amount is consistent with the amount provided for federal taxes and interest in an earlier period. The Company plans to continue addressing this matter with the IRS in an effort to obtain a reduction in the balance due; however there can be no assurance that the Company will be successful.

7.       Segment Reporting

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

     The following tables provide the various segment data (dollars in thousands):

	For the Three-month Period Ended March 31, 2003

	License
	Product	Services	Unallocated	Total

Revenues from external Customers	$—	$—	—	$—
Segment loss	—	—	(60)	(60)

	For the Three-month Period Ended March 31, 2002

	License
	Product	Services	Unallocated	Total

Revenues from external Customers	$230	$730	—	$960
Segment profit (loss)	(316)	429	(290)	(177)

     There were no transactions between segments. The unallocated amounts are made up of the following items:

	For the Three-month Period
	Ended March 31,

	2003	2002

General and administrative costs	$(59)	$(271)
Work force reduction	—	(25)
Interest income (expense), net	2	6
Income tax expense	(3)	—

	$(60)	$(290)

8.       Work Force Reduction and Other

     During the first quarter of 2002, the Company announced and completed a minor work force reduction. The Company recorded a restructuring charge of $25 related to the severance costs of 3 employees (2 non-senior level services employees and 1 non-senior level research and development employee) and relocation costs. As of March 31, 2003, these costs were paid.

PowerCerv Corporation

Item 2.    Management’ Discussion and Analysis or Plan of Operations

(dollars in thousands)

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

     This Quarterly Report on Form 10-QSB and any documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by the Company’s management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand for the Company’s products and services as described in the Company’s 2002 Annual Report on Form 10KSB filed with the SEC on April 15, 2003, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Plan of Operations — Forward-Looking Statements and Associated Considerations;”
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

Results of Operations

     The following table sets forth, for the periods indicated, certain financial data regarding the Company’s revenues derived from license fees and service fees:

Revenues	Three months ended March 31,

	2003	Change	2002

License fees	$—	(100)%	$230
Percentage of total revenues	—		24%

Service fees	$—	(100)%	$730
Percentage of total revenues	—		76%

     License Fees. Prior to December 1, 2002, the Company’s license fees were derived from licensing the Company’s application products. In addition, any royalty fees earned were included in license fees. The Company established its licensing fees using a tiered pricing approach based on the number of concurrent servers and users. Source code licenses were available at an additional cost.

     License fees decreased 100% in the first quarter of 2003 compared to the first quarter of 2002. The decrease was due to the sale of the Company’s operations to ASA.

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

     Service fees decreased 100% in the first quarter of 2003 compared to the first quarter of 2002 as a result of the sale to ASA.

Costs and expenses

     The following table sets forth, for the periods indicated, certain financial data regarding the Company’s costs associated with its license fees and services:

Cost of revenues:	Three months ended March 31,

	2003	Change	2002

Cost of licenses	$—	(100)%	$72
Gross profit percentage	—		69%

Cost of services	$—	(100)%	$301
Gross profit percentage	—		59%

     Cost of Licenses. Prior to December 1, 2002, the cost of licenses consisted primarily of production costs, royalties associated with certain modules of the Company’s application products and the amortization of intangible assets. The cost of license decreased 100% in the first quarter of 2003 compared to the first quarter of 2002 due to the sale to ASA.

     Cost of Services. Prior to December 1, 2002, the cost of services consisted primarily of compensation and travel costs associated with providing consulting, product support and maintenance, technical services and education. The cost of services decreased 100% in the first quarter of 2003 compared to the first quarter of 2002 as a result of the sale to ASA.

     The following table sets forth, for the periods indicated, certain financial data regarding the Company’s operating expenses:

Operating expenses:	Three months ended March 31,

	2003	Change	2002

General and administrative	$59	(78)%	$271
Percentage of total revenues	—		28%

Sales and marketing	—	(100)%	215
Percentage of total revenues	—		22%

Research and development	—	(100)%	259
Percentage of total revenues	—		27%

     General and Administrative (“G&A”). G&A expenses primarily include accounting, legal and related corporate expenses. The decrease in G&A expenses for the three-month period ended March 31, 2003, compared to the three-month period ended March 31, 2002, resulted from the sale of the Company’s operations to ASA.

     Sales and Marketing. Prior to December 1, 2002, sales and marketing expenses primarily consisted of compensation paid to sales and marketing personnel; costs of marketing, including direct mail and telemarketing activities; and related communications costs. Sales and marketing expense decreased 100% in the first quarter of 2003 compared to the first quarter of 2002 due to the sale to ASA.

     Research and Development (“R&D”). Prior to December 1, 2002, R&D costs consisted primarily of compensation and related facilities expenses, software and equipment costs associated with developing, maintaining and enhancing the Company’s products. Historically, the Company did not capitalize any internal R&D costs as the costs incurred during the period between the point in time that technological feasibility is established and a product is released to the market were insignificant. R&D costs decreased 100% in the first quarter of 2003 compared to the first quarter of 2002 due to the sale to ASA.

     Work Force Reduction and Other Charges

     During the first quarter of 2002, the Company announced and completed a minor work force reduction. The Company recorded a restructuring charge of $25 related to the severance costs of 3 employees (2 non-senior level services employees and 1 non-senior level research and development employee) and relocation costs. As of March 31, 2003, these costs were paid.

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

Liquidity and Capital Resources

     PowerCerv is dependent on identifying an acceptable merger candidate in order to continue as a going concern. PowerCerv’s auditors have issued a “going concern” opinion on the financial statements for the year ended December 31, 2002, indicating that the Company had current liabilities in excess of its current assets and had sold its principal business assets on December 1, 2002 and ceased revenue generating activities on that date. These factors raise substantial doubt in PowerCerv’s ability to continue as a going concern. If PowerCerv is unable to identify acceptable merger candidates, it is unlikely that PowerCerv will remain as a viable going concern.

     The following tables sets forth, for the periods indicated, certain financial data regarding the Company’s working capital balances, cash and cash equivalents, cash used in operating activities, cash provided by investing activities and cash provided by financing activities:

	As of
	March 31,		December 31,

	2003	Change	2002

Working capital deficit	$(205)	(41)%	$(145)
Cash and cash equivalents	$60	(76)%	$245

     Cash and cash equivalents decreased as of March 31, 2003, compared to December 31, 2002, due to discontinued operations and losses for the quarter.

		For the
	Three months ended March 31,

	2003	Change	2002

Cash flows used in operating activities	(206)	64%	(570)
Cash flows provided by investing activities	21	(83)%	122
Cash flows provided by financing activities	—	(100)%	85

     For the three-month period ended March 31, 2003, cash used by operating activities totaled $206 due principally to no significant operations, resulting losses for the quarter and the timing of payments and cash collections.

     The Company’s cash provided by investing activities totaled $21 and $122 for the three-month periods ended March 31, 2003 and 2002, respectively, principally due to payments received on notes receivable.

     The Company’s cash provided by financing activities totaled $85 for the three-month period ended March 31, 2002, due to payment received on notes receivable associated with convertible preferred stock issued in 2001.

     At March 31, 2003, the Company’s primary source of liquidity consisted of its cash and cash equivalents balance of $60.

     To date, inflation has not had a material effect on the Company’s financial results. There can be no assurance, however, that inflation may not adversely affect the Company’s financial results in the future.

     See “Liquidity and Capital Resources” and “Forward Looking Statements and Associated Considerations—Liquidity” as set forth in the Company’s 2002 Annual Report.

PowerCerv Corporation

Item 3.    Controls and Procedures

(dollars in thousands)

ITEM 3.       CONTROLS AND PROCEDURES.

     As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of the Company’s Chairman. Based upon that evaluation, the Chairman concluded that the disclosure controls and procedures are effective in timely alerting management to material information relating to the Company required to be included in our periodic SEC filings. There have been no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date the evaluation was carried out.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to the Chairman, to allow timely decisions regarding required disclosure.

PowerCerv Corporation

Part II.    Other Information

Item 1.     Legal Proceedings

     The Company, in the normal course of business, may also be subject to miscellaneous legal proceedings.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1 Certification of Chairman pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

On May 19, 2003, the Company filed a report on Form 8-K to report a change in its principal independent accountants and the resignation of the Company’s CEO who will remain on the Company’s Board of Directors.

PowerCerv Corporation

Form 10-QSB

(for the quarterly period ended March 31, 2003)

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWERCERV CORPORATION

Date: May 20, 2003	/s/ Marc J. Fratello

Marc J. Fratello,

Chairman, Principal Financial Officer and Principal Accounting Officer (Duly Authorized Officer)

Rider A

Certifications

I, Marc J. Fratello, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of PowerCerv Corporation (the “Registrant”);

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

4.     I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)     presented in this quarterly report conclusions about the effectiveness of the disclosure controls and procedures based on the evaluation as of the Evaluation Date;

5.     I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 20, 2003

/s/ Marc J. Fratello

	Name:	Marc J. Fratello
	Title:	Chairman of the Board, (Principal Financial Officer and Principal Accounting Officer)