Form 10QSB
period 2003-06-30
POWERCERV CORP
filed 2003-08-14
CIK 1005758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X]

As of May 16, 2003, there were 1,313,000 shares of the registrant’s common stock, $.001 par value, outstanding.

PowerCerv Corporation
Form 10-QSB

Index

Page

Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2003 (unaudited) and December 31, 2002	2
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2003 and 2002 (unaudited)	3
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002 (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis or Plan of Operations	10
Item 3. Controls and Procedures	14
Part II. Other Information
Item 1. Legal Proceedings	15
Item 6. Exhibits and Reports on Form 8-K	15
Signatures	16
Certifications	17-18

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

PowerCerv Corporation

Condensed Consolidated Balance Sheets
(In thousands)

	June 30, 2003	December 31, 2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29	$245
Notes receivable	162	246
Other current assets	57	30

Total current assets	248	521
Notes receivable, net	62	136

Total assets	$310	$657

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$21	$194
Accrued expenses	396	472

Total current liabilities	417	666
Shareholders’ deficit	(107)	(9)

Total liabilities and shareholders’ deficit	$310	$657

See accompanying notes to condensed consolidated financial statements.

PowerCerv Corporation

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Revenues:
License fees	$—	$31	$—	$260
Service fees	—	640	—	1,370

Total revenues	—	671	—	1,630

Costs and expenses:
Cost of licenses	—	54	—	126
Cost of services	—	276	—	577
General and administrative	41	319	100	590
Sales and marketing	—	103	—	318
Research and development	—	196	—	455
Work force reduction and other	—	5	—	30

Total costs and expenses	41	953	100	2096

Operating loss	(41)	(282)	(100)	(466)
Interest and other income (expense), net	3	39	5	45

Loss before income taxes	(38)	(243)	(95)	(421)
Income tax expense	—	—	3	—

	$(60)		$(60)
Net loss	$(38)	$(243)	(98)	$(421)

Basic and diluted net loss per share	$(0.03)	$(0.19)	$(0.07)	$(0.32)

Shares used in computing net loss per share:
Basic	1,313	1,313	1,313	1,313

Diluted	1,313	1,313	1,313	1,313

See accompanying notes to condensed consolidated financial statements.

PowerCerv Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six months ended June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(98)	$(421)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	107
Deferred revenue	—	(327)
Changes in assets and liabilities	(234)	(77)

Net cash flows used in operating activities	(332)	(718)

Cash flows from investing activities:
Payments received on notes receivable	116	183

Net cash flows provided by investing activities	116	183

Cash flows from financing activities:
Net proceeds from issuance of preferred stock	—	85
Loans received from officers and directors	—	46

Net cash flows provided by financing activities	—	131

Net decrease in cash and cash equivalents	(216)	(404)
Cash and cash equivalents, beginning of period	245	635

Cash and cash equivalents, end of period	$29	$231

See accompanying notes to condensed consolidated financial statements.

PowerCerv Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)

A.	Basis of Presentation

1.	Organization and Operations

     The condensed consolidated balance sheet of PowerCerv Corporation and its subsidiary (collectively, the “Company”) as of June 30, 2003, and the condensed consolidated statements of operations for the three and six months ended June 30, 2003 and 2002 and the condensed consolidated statements of cash flows for the six months ended June 30, 2003 and 2002 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003, and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 2002, has been derived from the Company’s audited consolidated financial statements at that date.

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

     The results of operations for the six months ended June 30, 2003, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

New Accounting Pronouncements

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which (i) amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation (ii) amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and (iii) requires disclosure about those effects in interim financial information. Items (ii) and (iii) of the new requirements in SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. There were no equity instruments issued to employees therefore this adoption of the standard has no impact on the financial statements.

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

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement, which is generally effective for contracts entered into or modified after June 30, 2003, is not anticipated to have a significant effect on the Company’s financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently has no such financial instruments outstanding or under consideration and therefore adoption of this standard currently has no financial reporting implications.

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Valuable Interest Entities. This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. This interpretation is effective immediately for variable interest entities created after January 31, 2003 and for interim periods beginning after June 15, 2003 for interests acquired prior to February 1, 2003. The Company currently has no ownership in variable interest entities and therefore adoption of this standard currently has no financial reporting implications.

3.	Net Loss Per Share Data

     The following table sets forth the computation of basic and diluted loss per share (“EPS”) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(dollars in thousands, except per share amounts)
Basic:
Net loss	$(38)	$(243)	$(98)	$(421)

Average shares outstanding	1,313	1,313	1,313	1,313

Basic EPS	$(0.03)	$(0.19)	$(0.07)	$(0.32)

Diluted:
Net loss	$(38)	$(243)	$(98)	$(421)

Average shares outstanding	1,313	1,313	1,313	1,313
Net effect of dilutive stock options— based on the treasury stock method	—	—	—	—

Totals	1,313	1,313	1,313	1,313

Diluted EPS	$(0.03)	$(0.19)	$(0.07)	$(0.32)

     Common stock equivalents in the three and six-month periods ended June 30, 2003 and June 30, 2002, were anti-dilutive due to the net losses sustained by the Company during these periods, thus the diluted net loss per share in these periods is the same as the basic net loss per share.

4.	Commitments

     The Company has entered into employment agreements with certain of its executive officers. Information regarding these agreements is available in the Company’s 2002 Annual Report. As of June 30, 2003, all employment agreements have been terminated.

Indemnifications

     The Company indemnified its officers and directors against costs and expenses related to shareholder and other claims (i.e. only actions taken in their capacity as officers and directors) that are not covered by the Company’s directors and officers insurance policy. This indemnification is ongoing and does not include a limit on the maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. As of June 30, 2003, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

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

     The following tables provide the various segment data (dollars in thousands):

	Three Months Ended June 30, 2003				Six Months Ended June 30, 2003

	License	Services	Unallocated	Total	License	Services	Unallocated	Total

Revenues from external Customers	$—	$—	$—	$—	$—	$—	$—	$—
Segment profit (loss)	$—	$—	$(38)	$(38)	$—	$—	$(98)	$(98)

	Three Months Ended June 30, 2002				Six Months Ended June 30, 2002

	License	Services	Unallocated	Total	License	Services	Unallocated	Total

Revenues from external Customers	$31	$640	—	$671	$260	$1,370	—	$1,630
Segment profit (loss)	$(322)	$364	$(285)	$(243)	$(639)	$793	$(575)	$(421)

     There were no transactions between segments. The unallocated amounts are made up of the following items:

	Three	Six	Three	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2003	June 30, 2003	June 30, 2002	June 30, 2002

General and administrative costs	$(41)	$(100)	$(319)	$(590)
Work force reduction	—	—	(5)	(30)
Interest and other income (expense), net	3	5	39	45
Income tax expense	—	(3)	—	—

	$(38)	$(98)	$(285)	$(575)

8.	Work Force Reduction and Other

     During the first quarter of 2002, the Company announced and completed a minor work force reduction. The Company recorded a restructuring charge of $25 related to the severance costs of 3 employees (2 non-senior level services employees and 1 non-senior level research and development employee) and relocation costs. As of June 30, 2003, these costs were paid.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial data regarding the Company’s revenues derived from license fees and service fees:

	Three months ended June 30,			Six months ended June 30,

Revenues	2003	Change	2002	2003	Change	2002

License fees	$—	(100%)	$31	$—	(100%)	$260
Percentage of total revenues	—		5%	—		16%

Service fees	$—	(100%)	640	$—	(100%)	1,370
Percentage of total revenues	—		95%	—		84%

     License Fees. Prior to December 1, 2002, the Company’s license fees were derived from licensing the Company’s application products. In addition, any royalty fees earned were included in license fees. The Company established its licensing fees using a tiered pricing approach based on the number of concurrent servers and users. Source code licenses were available at an additional cost.

     License fees decreased 100% in the three and six-month periods ended June 30, 2003 compared to the same periods in 2002. The decrease was due to the sale of the Company’s operations to ASA.

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

     Service fees decreased 100% in the three and six-month periods ended June 30, 2003 compared to the same periods in 2002 as a result of the sale to ASA.

Costs and Expenses

     The following table sets forth, for the periods indicated, certain financial data regarding the Company’s costs associated with its license fees and services:

	Three months ended June 30,			Six months ended June 30,

Cost of Revenues:	2003	Change	2002	2003	Change	2002

Cost of licenses	$—	(100%)	$54	$—	(100%)	$126
Gross profit percentage	—		(74%)	—		52%

Cost of services	$—	(100%)	276	$—	(100%)	577
Gross profit percentage	—		57%	—		58%

     Cost of Licenses. Prior to December 1, 2002, the cost of licenses consisted primarily of production costs, royalties associated with certain modules of the Company’s application products and the amortization of intangible assets. The cost of license decreased 100% in the three and six-month periods ended June 30, 2003 compared to the same periods in 2002 due to the sale to ASA.

     Cost of Services. Prior to December 1, 2002, the cost of services consisted primarily of compensation and travel costs associated with providing consulting, product support and maintenance, technical services and education. The cost of services decreased 100% in the f three and six-month periods ended June 30, 2003 compared to the same periods in 2002 as a result of the sale to ASA.

     The following table sets forth, for the periods indicated, certain financial data regarding the Company’s operating expenses:

	Three months ended June 30,			Six months ended June 30,

Operating Expenses:	2003	Change	2002	2003	Change	2002

General and administrative	$41	(87%)	$319	$100	(83%)	$590
Percentage of total revenues	—		48%	—		36%

Sales and marketing	—	(100%)	103	—	(100%)	318
Percentage of total revenues	—		15%	—		20%

Research and development	—	(100%)	196	—	(100%)	455
Percentage of total revenues	—		29%	—		28%

     General and Administrative (“G&A”). G&A expenses primarily include accounting, legal and related corporate expenses. The decrease in G&A expenses for the three and six-month periods ended June 30, 2003, compared to the same periods in 2002, resulted from the sale of the Company’s operations to ASA.

     Sales and Marketing. Prior to December 1, 2002, sales and marketing expenses primarily consisted of compensation paid to sales and marketing personnel; costs of marketing, including direct mail and telemarketing activities; and related communications costs. Sales and marketing expense decreased 100% for the three and six-month periods ended June 30, 2003 compared to the same periods in 2002 due to the sale to ASA.

     Research and Development (“R&D”). Prior to December 1, 2002, R&D costs consisted primarily of compensation and related facilities expenses, software and equipment costs associated with developing, maintaining and enhancing the Company’s products. Historically, the Company did not capitalize any internal R&D costs as the costs incurred during the period between the point in time that technological feasibility is established and a product is released to the market were insignificant. R&D costs decreased 100% for the three and six-month periods ended June 30, 2003 compared to the same periods in 2002 due to the sale to ASA.

Work Force Reduction and Other Charges

     During the first quarter of 2002, the Company announced and completed a minor work force reduction. The Company recorded a restructuring charge of $25 related to the severance costs of 3 employees (2 non-senior level services employees and 1 non-senior level research and development employee) and relocation costs. As of June 30, 2003, these costs were paid.

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

     The following tables sets forth, for the periods indicated, certain financial data regarding the Company’s working capital balances, cash and cash equivalents, cash used in operating activities, cash provided by investing activities and cash provided by financing activities:

	As of

	June 30,		December 31,
	2003	Change	2002

Working capital deficit	$(313)	(116%)	$(145)
Cash and cash equivalents	$60	(76%)	$245

     Cash and cash equivalents decreased as of June 30, 2003, compared to December 31, 2002, due to discontinued operations and losses for the period.

	For the
	Six months ended June 30,

	2003	Change	2002

Cash flows used in operating activities	$(332)	54%	$(718)
Cash flows provided by investing activities	116	(37%)	183
Cash flows provided by financing activities	—	(100%)	131

     For the six-month period ended June 30, 2003, cash used by operating activities totaled $332 due principally to no significant operations, resulting losses for the period and the timing of payments and cash collections.

     The Company’s cash provided by investing activities totaled $116 and $183 for the six-month periods ended June 30, 2003 and 2002, respectively, principally due to payments received on notes receivable.

     The Company’s cash provided by financing activities totaled $131 for the six-month period ended June 30, 2002, due to payment received on notes receivable of $85 associated with convertible preferred stock issued in 2001 and loans from officers of $46.

     At June 30, 2003, the Company’s primary source of liquidity consisted of its cash and cash equivalents balance of $29.

     To date, inflation has not had a material effect on the Company’s financial results. There can be no assurance, however, that inflation may not adversely affect the Company’s financial results in the future.

     See “Liquidity and Capital Resources” and “Forward Looking Statements and Associated Considerations-Liquidity” as set forth in the Company’s 2002 Annual Report.

PowerCerv Corporation

Item 3. Controls and Procedures

ITEM 3. CONTROLS AND PROCEDURES

     As required by Rule 13a-15 under the Securities Exchange Act of1934 (the “Exchange Act”), the Company carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures during the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company’s Chairman. Based upon that evaluation, the Chairman concluded that the disclosure controls and procedures are effective in timely alerting management to material information relating to the Company required to be included in our periodic SEC filings. There have been no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date the evaluation was carried out.

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

PowerCerv Corporation

Part II. Other Information

Item 1. Legal Proceedings

     The Company, in the normal course of business, may also be subject to miscellaneous legal proceedings.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Chairman under Rule 13a — 14(a).

32.1	Certification of Chairman pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

None

PowerCerv Corporation

Form 10-QSB

(for the quarterly period ended June 30, 2003)

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PowerCerv Corporation

Date: July 17, 2003	/s/ Marc J. Fratello

Marc J. Fratello

Chairman, Principal Financial Officer and Principal Accounting Officer (Duly Authorized Officer)