Form 10QSB
period 2003-09-30
POWERCERV CORP
filed 2003-11-14
CIK 1005758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑

      As of May 16, 2003, there were 1,313,000 shares of the registrant’s common stock, $.001 par value, outstanding.

PowerCerv Corporation
Form 10-QSB

Index

Page

Part I. Financial Information Page
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2003 (unaudited) and December 31, 2002	2
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2003 and 2002 (unaudited)	3
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002 (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis or Plan of Operations	10
Item 3. Controls and Procedures	15
Part II. Other Information
Item 1. Legal Proceedings	16
Item 6. Exhibits and Reports on Form 8-K	16
Signatures	17
Certifications

See notes to condensed consolidated financial statements.

POWERCERV CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

	September	September
	30, 2003	30, 2002

ASSETS
Current assets:
Cash and cash equivalents	$21,000	$245,000
Notes receivable	220,000	204,000
Other current assets	46,000	72,000

Total current assets	287,000	521,000
Notes receivable, net	—	136,000

Total assets	$287,000	$657,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$16,000	$194,000
Accrued expenses	407,000	472,000

Total current liabilities	423,000	666,000
Shareholders’ deficit	(136,000)	(9,000)

Total liabilities and shareholders’ deficit	$287,000	$657,000

See notes to condensed consolidated financial statements.

POWERCERV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	Three Months Ended				Nine Months Ended
	September 30,				September 30,

	2003		2002		2003		2002

Revenues:
License fees		$—		$105,000		$—		$365,000
Service fees		—		370,000		—		1,740,000

Total revenues		—		475,000		—		2,105,000

Costs and Expenses:
Cost of licenses		—		54,000		—		180,000
Cost of services		—		181,000		—		758,000
General and administrative		31,000		257,000		131,000		847,000
Sales and marketing		—		111,000		—		429,000
Research and development		—		153,000		—		608,000
Work force reduction and other		—		—		—		30,000

Total costs and expenses		31,000		756,000		131,000		2,852,000

Operating loss		(31,000)		(281,000)		(131,000)		(747,000)

Interest and other income (expense), net		2,000		6,000		7,000		51,000

Loss before income taxes		(29,000)		(275,000)		(124,000)		(696,000)
Income tax expense		—		—		3,000		—

Net loss		$(29,000)		$(275,000)		$(127,000)		$(696,000)

Basic and diluted loss per share	$	( .02)	$	( .21)	$	( .10)	$	( .53)

Shares used in computing net loss per share:
Basic		1,313		1,313		1,313		1,313

Diluted		1,313		1,313		1,313		1,313

See notes to condensed consolidated financial statements.

POWERCERV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2003	2002

Operating activities:
Net loss	$(127,000)	$(696,000)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	—	161,000
Deferred revenue	—	(359,000)
Changes in assets and liabilities	(218,000)	(26,000)

Net cash flows used in operating activities	(345,000)	(920,000)

Investing activities:
Payments received on notes receivable	121,000	281,000

Net cash flows provided by investing activities	121,000	281,000

Financing activities:
Net proceeds from issuance of preferred stock	—	85,000
Loans received from officers and directors	—	46,000

Net cash flows provided by financing activities	—	131,000

Net decrease in cash and cash equivalents	(224,000)	(508,000)
Cash and cash equivalents at beginning of period	245,000	635,000

Cash and cash equivalents at end of period	$21,000	$127,000

See notes to condensed consolidated financial statements.

PowerCerv Corporation
Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

      Organization and Operations:

The condensed consolidated balance sheet of PowerCerv Corporation and its subsidiary (collectively, the “Company”) as of September 30, 2003, and the condensed consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003, and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 2002, has been derived from the Company’s audited consolidated financial statements at that date.

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

PowerCerv Corporation
Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation (continued):

     Organization and Operations (continued):

The results of operations for the nine months ended September 30, 2003, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

The report of the Company’s independent auditors for the year ended December 31, 2002 contains an explanatory paragraph as to the substantial doubt of the Company’s ability to continue as a going concern. No adjustments have been made to the accompanying financial statements to give effect to this uncertainty.

2. Significant Accounting Policies

     Revenue Recognition:

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

2. Significant Accounting Policies

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

PowerCerv Corporation
Notes to Condensed Consolidated Financial Statements

2. Significant Accounting Policies (continued):

     New Accounting Pronouncements (continued):

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Valuable Interest Entities. This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. This interpretation is effective immediately for variable interest entities created after January 31, 2003 and for interim periods beginning after December 15, 2003 for interests acquired prior to February 1, 2003. The Company currently has no ownership in variable interest entities and therefore adoption of this standard currently has no financial reporting implications.

3. Net Loss Per Share Data

The following table sets forth the computation of basic and diluted loss per share (“EPS”) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Basic:
Net loss	$(29,000)	$(275,000)	$(127,000)	$(696,000)
Averages shares outstanding	1,313	1,313	1,313	1,313
Basic EPS	$(.02)	$(.21)	$(.10)	$(.53)
Diluted:
Net loss	$(29,000)	$(275,000)	(127,000)	$(696,000)
Average shares outstanding	1,313	1,313	1,313	1,313
Net effect of dilutive stock options based on treasury stock method	—	—	—	—

Totals	1,313	1,313	1,313	1,313
Diluted EPS	$(.02)	$(.21)	$(.10)	$(.53)

      Common stock equivalents in the three and nine-month periods ended September 30, 2003 and September 30, 2002, were anti-dilutive due to the net losses sustained by the Company during these periods, thus the diluted net loss per share in these periods is the same as the basic net loss per share.

PowerCerv Corporation
Notes to Condensed Consolidated Financial Statements

4. Commitments

The Company has entered into employment agreements with certain of its executive officers. Information regarding these agreements is available in the Company’s 2002 Annual Report. As of September 30, 2003, all employment agreements have been terminated.

     Indemnifications

The Company indemnified its officers and directors against costs and expenses related to shareholder and other claims (i.e. only actions taken in their capacity as officers and directors) that are not covered by the Company’s directors and officers insurance policy. This indemnification is ongoing and does not include a limit on the maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. As of September 30, 2003, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

5. Contingencies

The Company, in the normal course of business, may also be subject to miscellaneous legal proceedings, which management does not believe will have a significant impact on the financial statements.

6. Income Taxes

The Company’s federal income tax returns for the years ended December 31, 1996 and 1995 were subject to a routine examination by the Internal Revenue Service (IRS) that resulted in an assessment of approximately $66,000 of federal tax. The Company recorded a charge for estimated federal and state income tax and related interest costs upon receiving the notice of assessment in 2000. During October 2002, the Company settled this matter with the IRS by agreeing to pay an additional income tax liability of $63,000 plus applicable interest through the date of payment. During April 2003, the Company received a Statement of Adjustment from the IRS regarding the assessment totaling $183,000, which is included in accrued expenses. This settlement amount is consistent with the amount provided for federal taxes and interest in an earlier period. The Company plans to continue addressing this matter with the IRS in an effort to obtain a reduction in the balance due; however there can be no assurance that the Company will be successful.

PowerCerv Corporation
Notes to Condensed Consolidated Financial Statements

Item 2. Management’ Discussion and Analysis or Plan of Operations

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

PowerCerv Corporation
Notes to Condensed Consolidated Financial Statements

Item 2. Management’ Discussion and Analysis or Plan of Operations (continued):

Revenues:

License Fees. Prior to December 1, 2002, the Company’s license fees were derived from licensing the Company’s application products. In addition, any royalty fees earned were included in license fees. The Company established its licensing fees using a tiered pricing approach based on the number of concurrent servers and users. Source code licenses were available at an additional cost.

License fees decreased 100% in the three and nine-month periods ended September 30, 2003 compared to the same periods in 2002. The decrease was due to the sale of the Company’s operations to ASA.

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

      Service fees decreased 100% in the three and nine-month periods ended September 30, 2003 compared to the same periods in 2002 as a result of the sale to ASA.

Costs and Expenses

Cost of Licenses. Prior to December 1, 2002, the cost of licenses consisted primarily of production costs, royalties associated with certain modules of the Company’s application products and the amortization of intangible assets. The cost of license decreased 100% in the three and nine-month periods ended September 30, 2003 compared to the same periods in 2002 due to the sale to ASA.

Cost of Services. Prior to December 1, 2002, the cost of services consisted primarily of compensation and travel costs associated with providing consulting, product support and maintenance, technical services and education. The cost of services decreased 100% in the three and nine-month periods ended September 30, 2003 compared to the same periods in 2002 as a result of the sale to ASA.

PowerCerv Corporation
Notes to Condensed Consolidated Financial Statements

Item 2. Management’ Discussion and Analysis or Plan of Operations (continued):

Costs and Expenses (continued):

The following table sets forth, for the periods indicated, certain financial data regarding the Company’s operating expenses:

Operating Expenses:	Three months ended			Nine months ended

	September 30,			September 30,

	2003	Change	2002	2003	Change	2002

General and administrative	$31,000	(88%)	$257,000	$131,000	(85%)	$847,000
Percentage of total revenues	—		54%	—		40%

Sales and marketing	—	(100%)	$111,000	—	(100%)	$429,000
Percentage of total revenues	—		23%	—		20%

Research and development	—	(100%)	$153,000	—	(100%)	608,000
Percentage of total revenues	—		32%	—		29%

General and Administrative (“G&A”). G&A expenses primarily include accounting, legal and related corporate expenses. The decrease in G&A expenses for the three and nine-month periods ended September 30, 2003, compared to the same periods in 2002, resulted from the sale of the Company’s operations to ASA.

Sales and Marketing. Prior to December 1, 2002, sales and marketing expenses primarily consisted of compensation paid to sales and marketing personnel; costs of marketing, including direct mail and telemarketing activities; and related communications costs. Sales and marketing expense decreased 100% for the three and nine-month periods ended September 30, 2003 compared to the same periods in 2002 due to the sale to ASA.

Research and Development (“R&D”). Prior to December 1, 2002, R&D costs consisted primarily of compensation and related facilities expenses, software and equipment costs associated with developing, maintaining and enhancing the Company’s products. Historically, the Company did not capitalize any internal R&D costs as the costs incurred during the period between the point in time that technological feasibility is established and a product is released to the market were insignificant. R&D costs decreased 100% for the three and nine-month periods ended September 30, 2003 compared to the same periods in 2002 due to the sale to ASA.

PowerCerv Corporation
Notes to Condensed Consolidated Financial Statements

Item 2. Management’ Discussion and Analysis or Plan of Operations (continued):

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

Liquidity and Capital Resources

PowerCerv is dependent on identifying an acceptable merger candidate in order to continue as a going concern. PowerCerv’s auditors have issued a “going concern” opinion on the financial statements for the year ended December 31, 2002, indicating that the Company had current liabilities in excess of its current assets and had sold its principal business assets on December 1, 2002 and ceased revenue-generating activities on that date. These factors raise substantial doubt in PowerCerv’s ability to continue as a going concern. If PowerCerv is unable to identify acceptable merger candidates, it is unlikely that PowerCerv will remain as a viable going concern.

The following tables sets forth, for the periods indicated, certain financial data regarding the Company’s working capital balances, cash and cash equivalents, cash used in operating activities, cash provided by investing activities and cash provided by financing activities:

	As of

	September 30,		December 31,

	2003	Change	2002

Working capital deficit	$(136,000)	6%	$(145,000)
Cash and cash equivalents	$21,000	(91%)	$245,000

Cash and cash equivalents decreased as of September 30, 2003, compared to December 31, 2002, due to discontinued operations and losses for the period.

PowerCerv Corporation
Notes to Condensed Consolidated Financial Statements

	For the
	Nine months ended

	September 30,

	2003	Change	2002

Cash flows used in operating activities	$(345,000)	52%	$(920,000)
Cash flows provided by investing activities	$121,000	(34)%	$281,000
Cash flows provided by financing activities	—	(100)%	$131,000

For the nine-month period ended September 30, 2003, cash used by operating activities totaled $345,000 due principally to no significant operations, resulting losses for the period and the timing of payments and cash collections.

The Company’s cash provided by investing activities totaled $121,000 and $183,000 for the nine-month periods ended September 30, 2003 and 2002, respectively, principally due to payments received on notes receivable.

The Company’s cash provided by financing activities totaled $131,000 for the nine-month period ended September 30, 2002, due to payment received on notes receivable of $85,000 associated with convertible preferred stock issued in 2001 and loans from officers of $46,000.

At September 30, 2003, the Company’s primary source of liquidity consisted of its cash and cash equivalents balance of $21,000.

To date, inflation has not had a material effect on the Company’s financial results. There can be no assurance, however, that inflation may not adversely affect the Company’s financial results in the future.

See “Liquidity and Capital Resources” and “Forward Looking Statements and Associated Considerations—Liquidity” as set forth in the Company’s 2002 Annual Report.

PowerCerv Corporation
Notes to Condensed Consolidated Financial Statements

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

PowerCerv Corporation
Notes to Condensed Consolidated Financial Statements

Part II. Other Information

Item 1. Legal Proceedings

     The Company, in the normal course of business, may also be subject to miscellaneous legal proceedings.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

      31.1 Certification of Chairman under Rule 13a – 14(a).

      32.1 Certification of Chairman pursuant to 18 U.S.C. Section 1350.

      (b) Reports on Form 8-K

None

PowerCerv Corporation

Form 10-QSB

(for the quarterly period ended September 30, 2003)

Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PowerCerv Corporation

Date: November 13, 2003	/s/ John S. McMullen

John S. McMullen

Chairman, Principal Financial Officer and Principal Accounting Officer (Duly Authorized Officer)