Form 10KSB
period 2003-12-31
POWERCERV CORP
filed 2004-04-20
CIK 1005758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-27574

PowerCerv Corporation

(Name of small business issuer as specified in its charter)

Florida	59-3350778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10150 Highland Manor Drive, Suite 236, Tampa, Florida 33610

(Address of principal executive offices, including zip code)

(813) 226-2600

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12(g) of the Act: common stock, par value $.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10- KSB.    ☐

The revenue of the registrant for the fiscal year ended December 31, 2003 was $0.

The aggregate market value of the registrant’s voting stock held by non-affiliates as of April 6, 2004 was approximately $650,000. There were 2,310,000 shares of the registrant’s common stock, par value $.001 per share, outstanding on April 6, 2004.

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

Item 1. Description of Business

General

On December 1, 2002, the Company completed the sale of substantially all of its operating assets to PCV Acquisition Inc., a subsidiary of ASA International, Ltd., a holding company of Vertical Enterprise Software Solutions based in Framingham, Massachusetts (collectively referred to as “ASA”). This transaction was approved by the Company’s shareholders on November 26, 2002. As a result of this transaction, the Company has no current operations. Following the closing, the Company has used its best efforts to settle its remaining liabilities with the transaction proceeds and certain other receivables. The Company plans were to continue as a separate public entity, seek to merge with another operating business and not compete in its former line of business; however, there can be no assurance that these plans will be successfully implemented. On December 30, 2003, the Company entered into an agreement with WhiteKnight SST, a related party, to develop and implement a business plan for the Company. Pursuant to this agreement, WhiteKnight will infuse $250,000 into the Company and can receive up to a 50 percent equity interest in the Company through the conversion of the $250,000 to Company stock.

Prior to December 1, 2002, the Company was focused on delivering enterprise commerce management solutions to small and medium size discrete manufacturing companies. The Company utilized its own direct sales and professional service organization to serve customers in North America, while using distributors and channel partners to sell and support its products internationally. The Company’s application products consisted of front-office Customer Relationship Management (CRM) software (SFA Plus™ and Support Plus™) and back-office Enterprise Resource Planning (ERP) solutions (Financials Plus™, Distribution Plus™ and Manufacturing Plus™) that are integrated with PowerCerv’s e-business applications (eSeries). The Company referred to its full suite of integrated application software products as ERP Plus™. The Company also provided professional technical and business consulting services, including application analysis, design, development, modification, integration programming, training and deployment for its application products.

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

Intellectual Property and Other Proprietary Technology

The Company regarded its products as proprietary trade secrets and confidential information. The Company relied on a combination of copyright, trademark and trade secrets laws, employee and third-party nondisclosure agreements and other industry standard methods for protecting ownership of its products. The Company has no patents. There was no assurance, however, that in spite of these precautions, an unauthorized third party would not use, copy or reverse engineer portions of the Company’s products. In addition, the laws of some foreign countries do not protect the Company’s proprietary rights to the same extent as do the laws of the United

States. There can be no assurance that the methods used by the Company to protect its products would be adequate or that the Company’s competitors would not independently develop products that are substantially equivalent or superior to the Company’s products.

Prior to December 1, 2002 the Company licensed its application products to customers under non-transferable, non-exclusive negotiated license agreements. The standard form license agreement allowed customers to use the Company’s products solely for internal purposes and specified the maximum number of servers and concurrent users that may use the products. In some cases, the Company licensed product source code to enable its customers to customize the software to meet particular requirements. The disclosure of source code increases the likelihood of misappropriation or other misuse of the Company’s proprietary trade secrets. The Company’s standard license contained confidentiality provisions protecting the products. In the event of termination of the license, the end-user customer remains responsible for any unpaid license fees and the confidentiality obligations. However, there can be no assurance that such customers will take adequate precautions to protect the Company’s proprietary trade secrets and confidential information. There can be no assurance that the Company’s means of protecting its proprietary rights and confidential information were adequate.

The Company believes that it had all of the necessary rights to market its products although there can be no assurance that third parties will not assert infringement claims against the Company in the future. Any claim, whether or not it has merit, could result in costly litigation and require the Company to enter into royalty or other license arrangements. Such royalty or other license arrangements, if required, may not be available on terms acceptable to the Company or at all.

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

Item 2. Description of Property

The Company’s corporate headquarters were located in Tampa, Florida, in a 5,220 square foot facility, occupied under a lease that expired in May 2003. This lease was assigned to ASA as part of the asset purchase.

Item 3. Legal Proceedings

Lifsey v. Ross, et. al.: A complaint was filed on July 24, 1997, in the United States District Court for the Middle District of Florida, captioned J. Conrad Lifsey vs. Harold R. Ross, Gerald R. Wicker, Marc J. Fratello, Roy E. Crippen, III, Donald B. Hebb, Jr., Thomas S. Roberts, PowerCerv Corporation, Alex Brown & Sons, Inc., Robertson, Stephens & Company, ABS Capital Partners, L.P., Summit Investors II, L.P., and Summit Ventures III, L.P. The complaint purported to be a class action on behalf of those persons who purchased shares of the Company’s common stock from March 1, 1996 (the date of the Company’s initial public offering of its common stock (“IPO”)) through July 24, 1996. The complaint alleged, among other things, that the defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Company’s IPO and in its subsequent securities filings, press releases and other public statements. The parties have agreed to a settlement that was approved by the Court. A judgment dismissing the action with prejudice was entered by the Court on December 16, 2002.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

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

2002	High	Low
1st Quarter	$1.01	$.56
2nd Quarter	1.05	.15
3rd Quarter	.51	.01
4th Quarter	.03	.01

2003	High	Low
1st Quarter	$.12	$.02
2nd Quarter	.04	.02
3rd Quarter	.05	.02
4th Quarter	.14	.03

As of December 31, 2003, the Company had approximately 150 shareholders of record, and the Company believes there are more than approximately 2,700 beneficial shareholders. The Company declared no dividends in 2003 and 2002.

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

On March 31, 1999, the Company sold its general consulting and general education business (consulting and education services other than its application-related services) to a related party. Consideration totaled approximately $10 million and consisted of a combination of cash, PowerCerv common stock and a note receivable that matures in 2004 and bears interest at 4.56%. The gain associated with the sale was deferred at the time of sale. In 2000, the Company recognized this gain of $827,500. Management believes that based upon events occurring in 2000 (the buyer’s merger with another business and establishment of a stronger management team) the collectibility of the note was reasonably assured. During 2002, the Company received discounted payments on this related party note receivable of $262,482, representing a discount of $42,018. The Company accepted discounted payments in an effort to improve its cash flow. During 2003, the Company did not receive payments on the related party note receivable. As of December 31, 2003 and 2002, the balance of this note receivable was approximately $135,931.

During 2001, the Company issued 1,022,222 shares of convertible Preferred Stock. The Preferred Stock is convertible to Common Stock at a conversion rate of one share of Common Stock for each share of Preferred Stock being converted. The Preferred Stock carries no dividend or coupons and will be redeemable at the option of the Company after five years. In consideration for the Preferred Stock, the Company received cash of $600,000, notes receivable of $200,000 ($100,000 from a director of the Company) and 222,222 shares of its Common Stock valued at $222,222. The Company incurred financing costs of approximately $38,000. The 222,222 shares of Common Stock were formerly owned by a past director and were sold to a current director under the condition that they could be exchanged for preferred stock on a one for one basis. During 2002, the Company received payment on one of the notes at a discounted rate of $85,000. In 2003, the remaining note receivable was discounted from $100,000 to $72,000 with restructured payment terms and matures on September 30, 2006. This note receivable is included as a reduction of shareholders’ equity at December 31, 2003. Additionally, the Company authorized the IRS to levy against this note receivable in connection with the 1995 IRS Income Tax Assessment.

New Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Valuable Interest Entities (as amended). This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. This interpretation was originally effective immediately for variable interest entities created after January 31, 2003 and for interim periods beginning after June 15, 2003 for interests acquired prior to February 1, 2003. However, the FASB is reviewing certain provisions of the standard and has deferred the effective date for public companies to periods ending after December 15, 2003. The Company currently has no ownership in variable interest entities and therefore adoption of this standard currently has no financial reporting implications.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement, which is generally effective for contracts entered into or modified after June 30, 2003, did not have impact on The Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. At December 31, 2003, The Company had no such financial instruments outstanding and therefore adoption of this standard had no financial reporting implications.

Critical Estimates and Judgments

The Company’s Management’s Discussion and Analysis or Plan of Operations section discusses its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates its estimates and judgments, including those related to receivables and accrued expenses. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable based on the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates as to the appropriate carrying value of certain assets and liabilities that are not readily attainable from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements.

The discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company’s future actual results may differ materially from the results discussed herein, including those in the forward-looking statements.

Plan of Operation

The Company plans to use its best efforts to settle its remaining liabilities with the transaction proceeds and future cash flows from certain other receivables. On December 30, 2003, the Company entered into an agreement with WhiteKnight SST, a related party, to develop and implement a business plan for the Company. Pursuant to this agreement, WhiteKnight will infuse $250,000 into the Company and can receive up to a 50 percent equity interest in the Company through the conversion of the $250,000 to Company stock.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data regarding the Company’s revenues derived from license fees and service fees:

Revenue:	For the years ended December 31,
	($ in thousands)
	2003	Change	2002
License fees	$0	(100)%	$376
Percentage of total revenue	0%		16%

Service fees	$0	(100)%	$1,992
Percentage of total revenue	0%		84%

License Fees. Prior to December 1, 2002, the Company’s license fees were derived from licensing the Company’s application products. In addition, any royalty fees earned were included in license fees. The Company established its licensing fees using a tiered pricing approach based on the number of concurrent servers and users. Source code licenses were available at an additional cost. License fees decreased 100% from 2002 to 2003. The decrease was due to the sale of the Company’s operations to ASA.

Service Fees. Prior to December 1, 2002, the Company’s service fees consisted of revenue from consulting, education and support and maintenance services for the Company’s application software licenses. Consulting services were primarily provided on a time and materials basis, education services were generally priced on a per-student basis and annual support and maintenance were based on a percentage of related license fees. Service fees decreased 100% from 2002 to 2003. The decrease was due to the sale of the Company’s operations to ASA.

Costs and expenses

The following table sets forth, for the periods indicated, certain financial data regarding the Company’s costs associated with its license fees and services:

Cost of revenue:	For the years ended December 31,
	($ in thousands)
	2003	Change	2002
Cost of licenses	$0	(100)%	$204
Gross profit percentage	0%		46%

Cost of services	$0	(100)%	$813
Gross profit percentage	0%		59%

Cost of Licenses. Prior to December 1, 2002, the cost of licenses consists primarily of production costs, royalties associated with certain modules of the Company’s application products and the amortization of intangible assets. The cost of license decreased 100% from 2002 to 2003 due to the sale of the Company’s operations to ASA.

Cost of Services. Prior to December 1, 2002, the cost of services consists primarily of compensation and travel costs associated with providing consulting, product support and maintenance, technical services and education. The cost of services decreased 100% from 2002 to 2003 due to the sale of the Company’s operations to ASA.

The following table sets forth, for the periods indicated, certain financial data regarding the Company’s operating expenses:

Operating expenses	For the years ended December 31,
	($ in thousands)
	2003	Change	2002
General and administrative	$195	(84)%	$1,237
Percentage of total revenue	0%		52%

Sales and marketing	$0	(100)%	$448
Percentage of total revenue	0%		19%

Research and development	$0	(100)%	$673
Percentage of license fees revenue	0%		179%

General and Administrative (“G&A”). G&A expenses include accounting, legal and related corporate expenses. G&A expense decreased 84% from 2002 to 2003. The decrease was due to the sale of the Company’s operations to ASA.

Sales and Marketing. Prior to December 1, 2002, sales and marketing expenses primarily consisted of compensation paid to sales and marketing personnel; costs of marketing, including direct mail and telemarketing activities; and related communications costs. Sales and marketing expense decreased 100% from 2002 to 2003. The decrease was due to the sale of the Company’s operations to ASA.

Research and Development (“R&D”). Prior to December 1, 2002, R&D costs consisted primarily of compensation and related facilities expenses, software and equipment costs associated with developing, maintaining and enhancing the Company’s products. Historically, the Company did not capitalize any internal R&D costs as the costs incurred during the period between the point in time that technological feasibility is established and a product is released to the market were insignificant. R&D costs decreased 100% from 2002 to 2003. The decrease was due to the sale of the Company’s operations to ASA.

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

Income Tax Expense (Benefit)

The Company’s federal income tax returns for the years ended December 31, 1996 and 1995 were subject to a routine examination by the Internal Revenue Service (IRS) that resulted in an assessment of approximately $66,000 of federal tax. The Company recorded a charge for estimated federal and state income tax and related interest costs upon receiving the notice of assessment in 2000. During October 2002, the Company settled this matter with the IRS by agreeing to pay an additional income tax liability of $63,000 plus applicable interest through the date of payment. During March 2003, the Company received a Statement of Adjustment from the IRS regarding the assessment totaling $183,000. This settlement amount is consistent with the amount provided for federal taxes and interest in an earlier period. During 2003, the Company made income tax and interest payments totaling $110,000 for this assessment and authorized the IRS to levy against an outstanding notes receivable totaling $72,000. The Company plans to continue addressing this matter with the IRS.

Liquidity and Capital Resources

At December 31, 2003 and 2002, the Company had available cash and cash equivalents of $33,000 and $245,000, respectively, and working capital deficits of $175,000 and $145,000, respectively.

Net cash used in operating activities for the years ended December 31, 2003 and 2002 was $336,000 and $1.3 million, respectively. The cash used in 2003 and 2002 was principally the result of the operating losses in those years.

Net cash provided by investing activities for the years ended December 31, 2003 and 2002 totaled $124,000 and $800,000, respectively. In 2003, the net cash provided was from payments on notes receivable. In 2002, the net cash provided included $500,000 received as proceeds in the asset sale to ASA and $300,000 received as payments on notes receivable.

Net cash provided by financing activities for the years ended December 31, 2003 and 2002 totaled $0 and $85,000, respectively. The amount generated in 2002 relates to a private equity offering of preferred stock.

To date, inflation has not had a material effect on the Company’s financial results. There can be no assurance, however, that inflation may not adversely affect the Company’s financial results in the future.

Item 7. Financial Statements

The Company’s Consolidated Financial Statements and Notes thereto and the reports of Aidman, Piser & Company, P.A. and Grant Thornton, LLP, the Company’s independent certified public accountants, are set forth on the pages indicated in Item 13.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with respect to the Company’s independent accountants during 2003.

AUDIT COMMITTEE REPORT

PowerCerv’s Audit Committee serves to assist the Board in fulfilling the oversight responsibilities it has under the law with respect to financial reports and other financial information provided by PowerCerv to the public, PowerCerv’s systems of internal controls regarding finance and accounting that management and the Board have established, and PowerCerv’s auditing, accounting, and financial reporting processes generally. PowerCerv’s management has primary responsibility for preparing PowerCerv’s financial statements and its financial reporting process. PowerCerv’s independent accountants, Aidman, Piser and Company, P.A. are responsible for expressing an opinion on the conformity of PowerCerv’s audited financial statements to generally accepted accounting principles.

In this context, the Audit Committee reports as follows:

1. The Audit Committee has reviewed and discussed the audited financial statements with PowerCerv’s management.

2. The Audit Committee has discussed with Aidman, Piser & Company, P.A. the matters required to be discussed by SAS 61, as amended (Codification of Statements on Auditing Standard, AU 380).

3. The Audit Committee has received the written disclosures and the letter from Aidman, Piser & Company, P.A. required by Independence Standards Board Standard No. 1 (Independence Standards Board Standards No. 1, Independence Discussions with Audit Committees) and has discussed with Aidman, Piser & Company, P.A. their independence.

4. Based on the review and discussion referred to in paragraphs (1) through (3) above, the Audit Committee recommended to PowerCerv’s Board, and the Board has approved, that the audited financial statements be included in PowerCerv’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, for filing with the Securities and Exchange Commission.

Submitted by the Audit Committee

John S. McMullen

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

Item 10. Executive Compensation

The information required by this Item is incorporated by reference from the section entitled “Executive Compensation” and “Code of Ethics” in the Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the section entitled “Stock Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 12. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from the section entitled “Certain Transactions” and “Code of Ethics” in the Proxy Statement.

Item 13. Exhibits and Reports on Form 8-K

(a)	The following documents are filed as part of this Report:

1.	Financial Statements

2.	Exhibits—See Index to Exhibits included elsewhere in this document.

(b)	Reports on Form 8-K

Current report on Form 8-K dated May 19, 2003

Current report on Form 8-K dated January 1, 2004

Current report on Form 8-K dated March 3, 2004

Current report on Form 8-K/A dated March 4, 2004

Item 14. Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, of the effectiveness of the design and operation of disclosure controls and procedures within 90 days before the filing date of this annual report. Based on that evaluation, management concluded that PowerCerv’s disclosure controls and procedures were effective.

Item 15. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the section entitled “Principal Accountant Fees and Services” in the Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 14, 2004.

POWERCERV CORPORATION

By:	/s/ John Stanton
John Stanton
President, Chief Executive Officer And Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of this registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John Stanton JOHN STANTON	Chief Executive Officer and Chairman of the Board	April 15, 2004

/s/ John S. McMullen JOHN S. MCMULLEN	Director	April 15, 2004

/s/ Mark Clancy MARK CLANCY	Director	April 15, 2004

/s/ Marc J. Fratello MARC J. FRATELLO	Director	April 15, 2004

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders

PowerCerv Corporation

We have audited the accompanying consolidated balance sheet of PowerCerv Corporation and subsidiary as of December 31, 2003 and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PowerCerv Corporation and subsidiary at December 31, 2003 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company sold substantially all of its assets on December 1, 2002 and incurred a net loss during the year ended December 31, 2003, and, as of that date, the Company’s current liabilities exceeded its current assets. These factors, among others, as discussed in Note 3 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Aidman, Piser & Company, P.A.

April 6, 2004

Tampa, Florida

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

PowerCerv Corporation

We have audited the accompanying consolidated statements of operations, stockholders’ equity (deficit), and cash flows of PowerCerv Corporation and Subsidiary for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of the operations and cash flows of PowerCerv Corporation and Subsidiary for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company sold substantially all of its assets on December 1, 2002 and incurred a net loss during the year ended December 31, 2002, and as of that date, the Company’s current liabilities exceeded its current assets. These factors, among others, as discussed in Note 3 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP

Tampa, Florida

January 29, 2003, except for Note 6

As to which the date is April 11, 2003

POWERCERV CORPORATION AND SUBSIDIARY

Consolidated Balance Sheet

December 31, 2003

Assets
Current assets:
Cash and cash equivalents	$33,086
Note receivable, related party	110,000
Other current assets	11,000

Total current assets	$154,086

Liabilities and Shareholders’ Deficit

Current liabilities:
Accounts payable	$11,398
Accrued expenses	344,563

Total current liabilities	355,961

Commitments and contingencies (Note 8)	—

Shareholders’ deficit:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 1,022,222 shares issued and 997,222 outstanding	1,022
Common stock, $.001 par value, 5,000,000 shares authorized; 1,312,778 shares issued and outstanding	1,313
Additional paid-in capital	51,704,944
Treasury stock, preferred, at cost	(25,931)
Stock subscription receivable	(72,000)
Accumulated deficit	(51,811,223)

Total shareholders’ deficit	(201,875)

$154,086

The accompanying notes are an integral part of these consolidated financial statements.

POWERCERV CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

Years ended December 31, 2003 and 2002

	2003	2002
Revenue:
License fees	$—	$375,807
Service fees	—	1,992,209

Total revenue	—	2,368,016

Costs and expenses:
Cost of licenses	—	204,318
Cost of services	—	813,239
General and administrative	195,442	1,237,019
Sales and marketing	—	447,667
Research and development	—	672,946
Work force reduction and other	—	(13,545)

Total costs and expenses	195,442	3,361,644

Operating loss	(195,442)	(993,628)

Other income (expense):
Interest expense	(6,180)	(8,539)
Interest income	7,112	38,022
Miscellaneous income	—	39,040

	932	68,523

Gain on sale of business (Note 3)	—	792,745

Loss before income taxes	(194,510)	(132,360)

Income tax expense	—	—

Net loss	$(194,510)	$(132,360)

Net loss per share:
Basic and diluted	$(.15)	$(.10)

Shares used in computing net loss per share:
Basic and diluted	1,313,000	1,313,000

The accompanying notes are an integral part of these consolidated financial statements.

POWERCERV CORPORATION AND SUBSIDIARY

Consolidated Statements of Shareholders’ Equity (Deficit)

Years ended December 31, 2003 and 2002

	Common Stock		Preferred Stock		Additional Paid-In Capital	Treasury Stock	Stock Accumulated Deficit	Subscription Receivable	Total Shareholders’ Equity (Deficit)
	Shares	Par value	Shares	Par Value
Balance, December 31, 2001	1,312,778	$1,313	1,022,222	$1,022	$51,704,944	—	$(51,484,353)	$(100,000)	$122,926

Net loss	—	—	—	—	—	—	(132,360)	—	(132,360)

Balance, December 31, 2002	1,312,778	1,313	1,022,222	1,022	51,704,944	—	(51,616,713)	(100,000)	(9,434)

Net loss	—	—	—	—	—		(194,510)	—	(194,510)

Reacquired treasury stock in repayment of note receivable, related party	—	—	—	—	—	(25,931)	—	—	(25,931)

Reduction of note for services						—		28,000	28,000

Balance, December 31, 2003	1,312,778	$1,313	1,022,222	$1,022	$51,704,944	$(25,931)	$(51,811,223)	$(72,000)	$(201,875)

The accompanying notes are an integral part of these consolidated financial statements.

POWERCERV CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended December 31, 2003 and 2002

	2003	2002
Cash flows from operating activities:
Net loss	$(194,510)	$(132,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	196,284
Gain on sale of fixed assets	—	(17,453)
Gain on sale of business	—	(792,745)
Deferred revenue	—	(30,335)
Reduction of stock subscription receivable for services	28,000	—
Provision for uncollectible accounts	—	417,121
Changes in assets and liabilities:
Accounts receivable	—	(143,758)
Other current assets	140,923	37,421
Accounts payable and accrued expenses	(310,599)	(794,507)

Net cash used in operating activities	(336,186)	(1,260,332)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	17,453
Proceeds from ASA asset sale	—	500,000
Payments received on notes receivable	124,200	267,944

Net cash provided by investing activities	124,200	785,397

Cash flows from financing activities:
Net proceeds from issuance of preferred stock, net of offering costs	—	85,000

Net cash provided by financing activities	—	85,000

Net decrease in cash and cash equivalents	(211,986)	(389,935)

Cash and cash equivalents, beginning of year	245,072	635,007

Cash and cash equivalents, end of year	$33,086	$245,072

The accompanying notes are an integral part of these consolidated financial statements.

POWERCERV CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(1)	Organization and Operations

PowerCerv Corporation and its subsidiary, PowerCerv Technologies Corporation are, herein referred to as the “Company”. On December 1, 2002, the Company completed the sale of substantially all of its operating assets to PCV Acquisition, Inc., a subsidiary of ASA International, Ltd (collectively referred to as “ASA”), a holding company of vertical enterprise software solutions based in Framingham, Massachusetts. This transaction was approved by PowerCerv’s shareholders on November 26, 2002. During 2003, there were no significant operations of PowerCerv. On December 30, 2003, the Company entered into an agreement with WhiteKnight SST, Inc. to develop and implement a business plan for the Company (See Note 12). WhiteKnight SST, Inc. is a public company owned in part by two directors of the Company.

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. To the extent management’s estimates prove to be incorrect, financial results for future periods may be adversely affected. Significant estimates contained in the accompanying consolidated financial statements include management’s estimate of the valuation allowance relating to deferred tax assets and the recoverability of long term assets.

(c)	Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

(e)	Property and Equipment

Prior to December 1, 2002, property and equipment was recorded at cost. Depreciation and amortization were calculated on a straight-line basis over the estimated useful lives of the respective assets. Upon retirement or sale, cost and accumulated depreciation or amortization on such assets were removed from the accounts and any gains or losses are reflected in the consolidated statement of operations. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization expense totaled approximately $0 and $22,000 during the years ended December 31, 2003, and 2002. During 2002, the Company wrote off $53,772 in leasehold improvements in connection with the sale to ASA. This amount was recorded as a reduction to the gain recognized by the Company. The Company’s remaining property and equipment was fully depreciated and included in the sale to ASA.

(f)	Revenue Recognition

Prior to December 1, 2002, the Company recognized revenue in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by Statement of Position 98-4 (“SOP 98-4”), Deferral of the Effective Date of a Provision of SOP 97-2. Revenue was recognized from licenses of the Company’s software products when the contract had been executed, the product(s) had been shipped, collectibility was probable and the software license fees were fixed or determinable. In the event that the contract provided for multiple elements (e.g., software products, post-contract customer support, consulting services), the total fee was allocated to these elements based on “vendor-specific objective evidence” of fair value. If any portion of the license fees was subject to forfeiture, refund or other contractual contingencies, the Company postponed revenue recognition until these contingencies had been removed. The Company generally accounted for consulting and education services separate from software license fees for those multi-element arrangements where services were a separate element and were not essential to the customer’s functionality requirements and there was “vendor-specific objective evidence” of fair value for these services. If any portion of the license fees was subject to forfeiture, refund or other contractual contingencies, the Company postponed revenue recognition until these contingencies had been removed. Historically, product returns and allowances were immaterial. Consulting and education revenue, including related billable expenses of $0 and $64,843 in 2003 and 2002, respectively, were recognized as the services were performed. Revenue from support and maintenance activities were recognized ratably over the term of the maintenance period and the unrecognized portion recorded as deferred revenue.

(g)	Software Development Costs

Through December 1, 2002, software development costs were accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Costs associated with the planning and design phase of software development, including coding and testing activities necessary to establish technological feasibility, were classified as research and development and expensed as incurred. Once technological feasibility had been determined, additional costs incurred in development, including coding, testing, and product quality assurance, were capitalized when material.

During 1999, the Company entered into an agreement with a related party for the conversion of certain existing software from one architecture to another. During 2000, the Company capitalized $550,000 in fees paid to the related party. The Company began amortizing these costs in 2001 over a three-year period. The Company considered this product as an add-on to its main product line and regularly offered this product to potential new customers as part of its sales approach. This software was included in the sale to ASA.

The Company periodically reviewed the carrying value of its software development costs and the remaining life to determine if impairment has occurred. This review and assessment is done by comparing the net book value of the intangible assets to the undiscounted net cash flows of the related assets. An impairment loss is recognized to the extent that the sum of discounted estimated future cash flows using an estimated borrowing rate and asset life that is expected to result from the use of the asset, is less than the carrying value. All of the Company’s propriety technology was sold to ASA on December 1, 2002. Amortization expense of $168,000 was recognized in 2002 prior to the December 1, 2002 sale referred to above.

(h)	Goodwill and Other Intangible Assets

The Company periodically reviewed the value of goodwill and other intangible assets and their remaining life to determine if impairment has occurred. This review and assessment compared the net book value of the intangible assets to the undiscounted future net cash flows of the related assets. In the event that undiscounted future net cash flows were less than the net book value of the intangible assets, the Company recognized an impairment loss for the difference between discounted cash flows using an estimated borrowing rate and the net book value of the intangible assets. The Company’s goodwill and other intangible assets were included in the sale to ASA. Goodwill of $8,000 was written off by the Company in connection with the sale to ASA.

(i)	Income Taxes

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

(j)	Stock Based Compensation

The Company has elected to account for its employee stock compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in Statement of Financial Accounting Standards (“SFAS”) 123 had been applied.

Had compensation cost for the Company’s stock option plan been determined on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS 123, the Company’s net loss and net loss per common share would have been the pro forma amounts indicated below:

	2003		2002
	Net loss	Net loss per share	Net loss	Net loss per share
Net loss, as reported	$(194,510)	$(0.15)	$(132,360)	$(0.10)
Less: Stock-based employee compensation cost under the fair value based method, net of related tax effects	—	—	(824,387)	(0.63)

Pro forma net loss	$(194,510)	$(0.15)	$(956,747)	$(0.73)

Assumptions used in calculating the fair values using the Black-Scholes option pricing model were as follows: expected dividend yield of 0%; risk-free interest rate of 5.5%, expected volatility of 168% and an expected life of 2 years.

The Company cancelled all stock options during 2003.

(k)	Net Loss Per Share

The Company computes net loss per share based upon Statement of Financial Accounting Standards No. 128, Earnings Per Share. Common stock equivalents in the years ended December 31, 2003 and 2002 were anti-dilutive due to the market price being less than the exercise price for common stock options outstanding and the net losses sustained by the Company during these years, thus the diluted net loss per share in these years is the same as the basic net loss per share. Other common stock equivalents include 1,022,222 shares of Preferred Stock convertible on a one for one basis into common stock.

(l)	Fair Value of Financial Instruments

Cash, accounts payable and accrued expenses are reflected in the financial statements at their carrying amounts which approximate fair value because of the short-term maturity of those instruments. The carrying amount of notes receivable is assumed to approximate fair value because there have not been any significant changes in market conditions or specific circumstances since the instrument was recorded at fair value. Notes receivable are evaluated for delinquency status (i.e. when not paid within specified term) and collectibility and are written off when a determination has been made that such amounts will not be collected.

(m)	Supplemental Cash Flow Information

Cash paid for federal income taxes and related interest was $110,000 and $0 for the years ended December 31, 2003 and 2002, respectively relating to a 1995 IRS Income Tax Assessment.

Cash paid for interest was $0 and $3,359 for the years ended December 31, 2003 and 2002, respectively.

During 2003, the Company received consulting services valued at $28,000 in lieu of cash payments on a stock subscription receivable.

During 2003, the Company acquired 25,000 shares of preferred treasury stock in lieu of cash payment of $25,981 on the note receivable, related party.

During 2002, the Company received development and consulting services valued at $59,500 in lieu of cash payments on a note receivable from a related party.

(n)	Reclassifications:

Certain 2002 balances, as previously reported, have been reclassified to conform to the current year presentation.

(o)	New Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Valuable Interest Entities (amended). This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. This interpretation was originally effective immediately for variable interest entities created after January 31, 2003 and for interim periods beginning after June 15, 2003 for interests acquired prior to February 1, 2003. However, the FASB is reviewing certain provisions of the standard and has deferred the effective date for public companies to periods ending after December 15, 2003. The Company currently has no ownership in variable interest entities and therefore adoption of this standard currently has no financial reporting implications.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement, which is generally effective for contracts entered into or modified after June 30, 2003, did not have impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. At December 31, 2003, the Company had no such financial instruments outstanding and therefore adoption of this standard had no financial reporting implications.

(3)	Sale of Business and Plan of Operations

On December 1, 2002, the Company completed the sale of substantially all of its operating assets to ASA. This transaction was approved by PowerCerv’s shareholders on November 26, 2002. Prior to completing the sale, the Company had entered into a definitive asset purchase agreement with ASA on October 1, 2002. Pursuant to this agreement PowerCerv sold substantially all of its assets to ASA and ASA assumed certain of the Company’s liabilities related to ongoing operations. The Company sold to ASA assets with a net book value of $470,509 consisting primarily of accounts receivable and ASA assumed liabilities with a net book value of $454,785 consisting primarily of accounts payable and accrued expenses resulting in a purchase price adjustment payable to the Company by ASA of $15,724. The Company also sold its software and intangible assets to ASA having a net book value of $200,237 and ASA also assumed the Company’s deferred maintenance revenue liability of $787,179. However, per the agreement, no value was assigned to these items for purposes of determining the adjustment to the purchase price. In addition to ASA assuming certain liabilities, at closing, ASA paid PowerCerv $500,000 in cash and issued a $90,000 promissory note due six months after the closing date (collected in 2003). In order to assist the Company in meeting its cash flow needs, ASA advanced PowerCerv the sum of $100,000 evidenced by a 7% promissory note due on demand after November 2, 2002 or on the earlier of closing of the transaction or termination of the purchase agreement. The repayment of the note was deducted from the $500,000 cash payment made to the Company at closing. The Company recognized a net gain associated with the sale to ASA of $787,565. The Company incurred $85,000 in transaction costs that reduced the gain recognized. In addition, the Company agreed to make a $75,000 severance payment to its former Chief Executive Office. The Company also agreed to pay one of its board members $60,000 representing a termination fee on an existing consulting agreement with the Company. These payments were made in 2003 and both individuals agreed to stay on the Board of Directors and help with the ongoing business of the Company after the completion of the sale.

The Company plans to use its best efforts to settle its remaining liabilities with the transaction proceeds and certain other receivables. On January 8, 2004, the Company entered into an agreement with WhiteKnight SST, Inc. (See Note 12) to develop and implement a business plan for the Company.

(4)	Other Assets

Other assets consist of the following at December 31, 2003 and 2002:

	2003	2002
Prepaid expenses	$11,000	$30,064
ASA transaction receivables	—	105,724
Other receivables	—	16,135

	$11,000	$151,923

(5)	Accrued Expenses

Accrued expenses consist of the following at December 31, 2003 and 2002:

	2003	2002
Compensation	$—	$6,864
Severance and related costs	—	5,000
Income tax assessment	306,476	410,296
Other	38,087	50,260

	$344,563	$472,420

(6)	Income Taxes

Income tax expense for the years ended December 31, 2003 and 2002 consists of the following:

	2003	2002
Federal	$—	$—
State	—	—

Total income tax expense	$—	$—

Deferred tax assets consist of the following:

	2003	2002
Deferred tax assets:
Net operating loss carryforwards (subject to annual limitation)	$14,023,000	$12,750,000
Expenses not currently deductible	—	1,232,000
Other	—	(33,000)
Valuation allowance	(14,023,000)	(13,949,000)

	$—	$—

(6)	Income Taxes (continued):

Income tax expense for the years ended December 31, 2003 and 2002 differed from the amount computed by applying the U.S. federal income tax rate to income (loss) before income taxes for the years end December 31, 2003 and 2002, respectively as a result of the following:

	2003	2002
“Expected” income tax benefit	$(66,133)	$(45,002)
State, net of federal benefit	(7,780)	(5,294)
Change in the valuation allowance for deferred tax assets	73,913	73,422
Nondeductible items	—	1,446
Other, net	—	(24,572)

	$—	$—

The Company increased its deferred income tax asset valuation allowance by $73,913 and $73,422 during the year ended December 31, 2003 and 2002, respectively. The decision to continue to fully reserve the deferred income tax asset was primarily the result of the Company’s sale of its operating assets. At December 31, 2003 and 2002, the Company has net operating loss carry forwards of approximately $36,900,000 and $36,700,000, respectively, for federal income tax purposes that expire at various times from years 2010 to 2023.

During April 2003, the Company received a Statement of Adjustment from the IRS regarding a 2000 IRS assessment in the amount of $183,000. This assessment related to a routine examination by the IRS of the Company’s 1995 and 1996 tax returns, which originally resulted in an assessment of approximately $66,000 of federal tax. During October 2002, the Company settled the matter with IRS by agreeing to pay an additional income tax liability of $63,000 plus applicable interest. The Company plans to continue addressing this matter with the IRS in an effort to obtain a reduction in the balance due. Management does not believe that the effect of any potential claims in other tax jurisdictions will have a material effect on the Company’s financial condition or its results of operations. Interest costs will continue to accrue until the obligation is satisfied.

(7)	Shareholders’ Equity

The Company’s Articles of Incorporation authorize and permit the Company’s Board of Directors to issue up to 5,000,000 shares of preferred stock (par value of $.001 per share) in one or more series, and to fix the relative rights, preferences and limitations of each series. During 2001, the Company issued 1,022,222 shares of convertible Preferred Stock. The Preferred Stock is convertible to Common Stock at a conversion rate of one share of Common Stock for each share of Preferred Stock being converted. The Preferred Stock carries no dividend or coupons and will be redeemable at the option of the Company after five years. In consideration for the Preferred Stock, the Company received cash of $600,000, notes receivable of $200,000 ($100,000 from a director of the Company) and 222,222 of its Common Stock valued at $222,222. The Company incurred financing costs of approximately $38,000. The 222,222 shares of Common Stock were formerly owned by a past director and were sold to a current director under the condition that they could be exchanged for Preferred Stock on a one for one basis. During 2002, the Company received payment on one of the notes at a discounted rate of $85,000. The remaining note receivable was reduced from $100,000 to $72,000 in 2003 as part of a settlement agreement and is included as a reduction of shareholders equity in the accompanying balance sheet classified as stock subscription receivable as of December 31, 2003. The stock subscription receivable bears interest at 2.5% annually, interest-only payable through September 2004, $6,000 due September 30, 2004, quarterly $3,000 principle payments due through June 2006, and the balance maturing September 30, 2006. All payments due under the settlement are remitted to the IRS until a release of notice of levy is received. The Company authorized the IRS to levy against this note receivable in connection with the 1995 income tax assessment.

(7)	Shareholders’ Equity (continued):

In 2001, the Company sold shares totaling 425,000 to officers and directors of the Company. In connection with the sale of these securities, warrants to purchase 222,222 shares of Preferred Stock at an exercise price of $1.00 per share were granted. These warrants expired, unexercised in August 2002.

PowerCerv entered into agreements with holders of 772,222 shares of its preferred stock pursuant to which they agreed to vote their shares of preferred stock and common stock, if any, in favor of the sale transaction to ASA. In addition, the shareholders had the right to convert their shares of preferred stock into common stock following the transaction in accordance with the terms of the preferred stock. Upon conversion, PowerCerv agreed that the holders of the preferred stock would receive 90% of any distribution to shareholders with the remaining 10% distributed to holders of the common stock. Subsequent to the sale transaction, no preferred shares have been converted to common and no distributions have occurred.

(7)	Commitments and Contingencies

(a)	Leases

Prior to December 1, 2002, the Company conducted its operations in leased facilities. The lease terms range from one month to five years. Rental expenses under operating leases approximated $0 and $113,000 during the years ended December 31, 2003 and 2002, respectively. The Company assigned its lease to ASA as part of the asset sale. The Company has no other lease obligations.

(b)	Litigation

Lifsey v. Ross, et. al.: A complaint was filed on July 24, 1997, in the United States District Court for the Middle District of Florida, captioned J. Conrad Lifsey vs. Harold R. Ross, Gerald R. Wicker, Marc J. Fratello, Roy E. Crippen, III, Donald B. Hebb, Jr., Thomas S. Roberts, PowerCerv Corporation, Alex Brown & Sons, Inc., Robertson, Stephens & Company, ABS Capital Partners, L.P., Summit Investors II, L.P., and Summit Ventures III, L.P. The complaint purported to be a class action on behalf of those persons who purchased shares of the Company’s common stock from March 1, 1996 (the date of the Company’s initial public offering of its common stock (“IPO”)) through July 24, 1996. The complaint alleged, among other things, that the defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Company’s IPO and in its subsequent securities filings, press releases and other public statements. The parties agreed to a settlement in 2002 (for which the Company was insured) that was approved by the Court. A judgment dismissing the action with prejudice was entered by the Court on December 16, 2002.

(c)	Indemnifications

The Company indemnified its officers and directors against costs and expenses related to shareholder and other claims (i.e. only actions taken in their capacity as officers and directors) that are not covered by the Company’s directors and officers insurance policy. This indemnification is ongoing and does not include a limit on the maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. As of December 31, 2003, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

(d)	Management and finance agreement

On December 30, 2003, the Company signed a management and finance agreement for consulting services with WhiteKnight SST, Inc. (“WhiteKnight”), to develop and implement a business plan for PowerCerv. WhiteKnight has agreed, after the Company satisfies its remaining liabilities and distributes any remaining cash to its current preferred and common shareholders, to make available to the Company $250,000 in convertible debt or equity capital. Pursuant to this agreement, WhiteKnight can receive up to a 50 percent equity interest in the Company in connection with this infusion of capital. WhiteKnight is owned in part by the Company’s present Chief Executive Officer and Corporate Secretary.

(9)	Employee Benefit Plans

(a)	Defined Contribution Plan

The Company has a 401(k) plan covering employees who meet established eligibility requirements. Under the plan provisions, the Company may match participant contributions. During 2002 the Company matched 30% of participant contributions to a maximum matching amount of 6% of participant base compensation. Total Company contributions were approximately $0 and $17,000 during the years ended December 31, 2003 and 2002, respectively. During the year ended December 31, 2002, this match occurred in the form of Company common stock purchased in the open market. During 2002, Plan forfeitures funded a portion of the Company matching amounts.

(b)	Stock Option Plan

In June 1995, the Company established a stock option plan, which provides for the granting of both incentive stock options and non-statutory stock options. Only employees are eligible to receive grants of incentive stock options. Generally, options granted under this stock option plan expire 10 years after the date of grant, are exercisable at various times up to four years from the date of grant and are granted at fair market value on the date of the grant. A total of 519,444 shares have been reserved for issuance under the plan. As of December 31, 2003 all stock options were cancelled.

Activity with respect to all stock options is summarized as follows:

	Options outstanding
	Shares	Weighted-average Option price per Share
Balance at December 31, 2001	326,983	$15.81
Options granted	280,500	$.60

Balance at December 31, 2002	607,483	$8.57
Options cancelled	(607,483)	$(8.57)

Balance at December 31, 2003	$—	$—

(10)	Segment Reporting

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

	For the year ended December 31, 2003
	Services	License Product	Unallocated	Total
Revenues from external customers	$—	$—	$—	$—
Segment profit or (loss)	$—	$—	$(194,510)	$(194,510)

	For the year ended December 31, 2002
	Services	License Product	Unallocated	Total
Revenues from external customers	$1,992,209	$375,807	$—	$2,368,016
Segment profit or (loss)	$1,178,970	$(949,124)	$(362,206)	$(132,360)

(10)	Segment Reporting (continued):

There were no transactions between segments. The unallocated amounts are made up of the following items:

	For the year ended December 31,
	2003	2002
General and administrative costs	$(195,442)	$(1,237,019)
Work force reduction and other	—	13,545
Other income, net	932	68,523
Gain on sale of business	—	792,745

	$(194,510)	$(362,206)

The Company does not use assets as a measure of the segment’s performance, thus no assets are disclosed by segment in the table above.

(11)	Related Party Transactions

Material related party transactions that have been entered into by the Company that are not otherwise in these notes are summarized below.

During 2002, the Company’s board of directors canceled notes receivable from officers totaling $42,500, which was recorded as compensation expense in the accompanying 2002 statement of operations.

On March 31, 1999, the Company sold its general consulting and general education business (consulting and education services other than its application-related services) to a related party. Consideration totaled approximately $10 million and consisted of a combination of cash, PowerCerv common stock and a note receivable that matures in 2004 and has an interest rate of 4.56%. The gain associated with the this sale was deferred at the time of sale. In 2000, the Company recognized this gain of $827,500. Management believes that based upon events occurring in 2000 (the buyer’s merger with another business and establishment of a stronger management team) the collectibility of the note was reasonably assured. During 2002, the Company received discounted payments on this note receivable of $262,482, representing a discount of $42,018. The Company issued a discount for advance payments in order to attempt to improve its cash flow. During, 2003, the Company did not receive payments on the related party note receivable, but did reacquire 25,000 shares of preferred stock in lieu of $25,931 cash payments. As of December 31, 2003 and 2002, the balance of this note receivable was $110,000 and $135,931, respectively. In January 2004, $110,000 of this note receivable was collected.

(12)	Subsequent events:

In February 2004, the Company declared a cash distribution for the Company’s Preferred and Common stockholders of record as of February 27, 2004 and March 8, 2004, respectively. Distributions per share of $0.27075 and $0.02286 were paid to these Preferred and Common stockholders, respectively in March 2004.

In March 2004, all of the outstanding 997,222 shares of preferred stock of the Company were converted to 997,222 shares of common stock.

EXHIBIT INDEX

Exhibit Number	Description

3.1 —	Articles of Incorporation of the Company effective as of January 1, 1996, as amended by the Articles of Amendment dated as of January 9, 1996 (incorporated herein by reference to Exhibit Number 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-00250)).

3.2 —	Bylaws of the Company (incorporated herein by reference to Exhibit Number 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-00250)).

10.1—	Loan Agreement and related promissory note, security agreements and guarantees, each dated October 31, 1996, among NationsBank, N.A. (South) and the Company, for a $5,000,000 revolving line of credit (incorporated herein by reference from Exhibit Number 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.2 —	NationsBank Commitment Letter dated October 9, 1997, and related promissory note dated October 22, 1997, extending the maturity of the Company’s $5,000,000 revolving line of credit (incorporated herein by reference from Exhibit Number 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.3 —	Amendment to Loan Agreement, dated January 26, 1998, among NationsBank, N.A. and the Company, related to the Company’s $5,000,000 revolving line of credit (incorporated herein by reference from Exhibit Number 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

10.4 —	Loan Agreement and related promissory note, dated March 29, 1999, among NationsBank, N.A. and the Company, related to the Company’s $10,000,000 credit facility (incorporated herein by reference from Exhibit Number 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.5*—	Employment, Noncompetition, Development and Confidentiality Agreement, dated April 10, 1997, between the Company and Marc J. Fratello (incorporated herein by reference from Exhibit Number 10.2 to the Company’s Quarterly Report on Form 10-Q for the calendar quarter ended March 31, 1997).

10.6*—	Employment, Noncompetition, Development and Confidentiality Agreement, dated April 10, 1997, between the Company and Roy E. Crippen, III (incorporated herein by reference from Exhibit Number 10.3 to the Company’s Quarterly Report on Form 10-Q for the calendar quarter ended March 31, 1997).

10.7*—	Executive Employment Agreement, dated February 19, 1998, between the Company and Michael J. Simmons (incorporated herein by reference from Exhibit Number 10.2 to the Company’s Quarterly Report on Form 10-Q for the calendar quarter ended June 30, 1998).

10.8 —	Asset Purchase Agreement, dated March 30, 1999, by and between the Company and R.O.I Consulting, Inc. (incorporated herein by reference from Exhibit Number 2 to the Company’s Current Report on Form 8-K filed on April 13, 1999).

10.9*—	Executive Termination Agreement, dated July 27, 2000, between the Company and Michael J. Simmons (incorporated herein by reference from Exhibit Number 10.2 to the Company’s Quarterly Report on Form 10-Q for the calendar quarter ended September 30, 2000).

10.10*—	Executive Employment Agreement, dated March 23, 1998, between the Company and John Montague (incorporated herein by reference from exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on April 17, 2001).

10.11* —	Executive Employment Agreement, dated April 7, 1998, between the Company and Ira Herman (incorporated herein by reference from exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on April 17, 2001).

22 —	Subsidiary of the Registrant (incorporated herein by reference from Exhibit Number 21 to the Company’s Registration Statement on Form S-1 (File No. 333-00250)).

31.1**—	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) 15d-14(a) under the Securities Exchange Act of 1934.

32.1**—	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350 under the Securities Exchange Act of 1934.

*	Management contract or compensatory plan, contract or arrangement.
**	Filed herewith.