Form 10QSB
period 2004-03-31
POWERCERV CORP
filed 2004-05-25
CIK 1005758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

As of May 18, 2004, there were 2,310,000 shares of the registrant’s common stock, $.001 par value, outstanding.

PowerCerv Corporation

Form 10-QSB

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

PowerCerv Corporation and Subsidiary

Condensed Consolidated Balance Sheets

	March 31, 2004 (unaudited)	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$—	$33,086
Note receivable, related party	—	110,000
Other current assets	8,000	11,000

Total current assets	8,000	$154,086

Total assets	$8,000	$154,086

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$9,197	$11,398
Bank overdraft	53,314	—
Accrued expenses	269,435	344,563
Due to related party	52,105	—

Total current liabilities	384,051	355,961

Commitments and contingencies (Note 8)	—	—

Shareholders’ deficit:	(376,051)	(201,875)

Total liabilities and shareholders’ deficit	$8,000	$154,086

See accompanying notes to condensed consolidated financial statements.

PowerCerv Corporation and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2004	2003
Revenues	$—	$—

Costs and expenses:
General and administrative	26,251	62,000

Operating loss	(26,251)	(62,000)

Litigation settlement income	125,000	—
Interest income, net	—	2,000

Income (loss) before income taxes	98,749	(60,000)

Income tax expense	—	—

Net income (loss)	$98,749	$(60,000)

Basic and diluted net loss per share	$(0.10)	$(0.05)

Shares used in computing net income (loss) per share:
Basic	1,652,713	1,313,000

Diluted	1,652,713	1,313,000

See accompanying notes to condensed consolidated financial statements.

PowerCerv Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$98,749	$(60,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in assets and liabilities	(22,224)	(146,000)

Net cash flows provided by (used in) operating activities	76,525	(206,000)

Cash flows from investing activities:
Proceeds received on notes receivable	110,000	21,000

Net cash flows used in investing activities	110,000	21,000

Cash flows from financing activities:
Payment of cash distribution to shareholders	(272,925)	—
Increase in bank overdraft	53,314	—

Net cash flows provided by financing activities	(219,611)	—

Net decrease in cash and cash equivalents	(33,086)	(185,000)

Cash and cash equivalents, beginning of period	33,086	245,000

Cash and cash equivalents, end of period	$—	$60,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

•	In 2004, the Company converted 997,222 shares of preferred stock to 997,222 shares of common stock.

•	In 2004, $27,075 in stock subscriptions receivable were funded through a reduction in cash distributions to shareholders. These stock subscriptions receivable have been levied by the IRS and, as such, the payments further reduced amounts due the IRS.

•	In 2004, an aggregate of $52,105 in payments due the IRS were funded by a related party.

See accompanying notes to condensed consolidated financial statements.

PowerCerv Corporation and Subsidiary

Consolidated Statements of Shareholders’ Equity (Deficit)

For the three months ended March 31, 2004

	Common Stock		Preferred Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Stock Subscription Receivable	Total Shareholders’ Equity (Deficit)
	Shares	Par value	Shares	Par Value
Balance, December 31, 2003	1,312,778	$1,313	1,022,222	$1,022	$51,704,944	$(25,931)	$(51,811,223)	$(72,000)	$(201,875)
Cash distributions to shareholders	—	—	—	—	—	—	(272,925)	—	(272,925)
Reduction of subscription receivable in lieu of cash distribution to shareholder	—	—	—	—	—	—	(27,075)	27,075	—
Conversion of preferred stock to common stock	997,222	997	(997,222)	(997)	—	—	—	—	—
Net income	—	—	—	—	—	—	98,749	—	98,749

Balance, March 31, 2004	2,310,000	$2,310	25,000	$25	$51,704,944	$(25,931)	$(52,012,474)	$(44,925)	$(376,051)

See accompanying notes to condensed consolidated financial statements.

PowerCerv Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Operations

The condensed consolidated balance sheet of PowerCerv Corporation and its subsidiary (collectively, the “Company”) as of March 31, 2004, and the condensed consolidated statements of operations for the three months ended March 31, 2004 and 2003 and the condensed consolidated statements of cash flows for the three months ended March 31, 2004 and 2003 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at and for the three months ended March 31, 2004 and 2003, have been made.

On December 1, 2002, the Company completed the sale of substantially all of its operating assets to PCV Acquisition, Inc., a subsidiary of ASA International, Ltd (collectively referred to as “ASA”), a holding company of vertical enterprise software solutions based in Framingham, Massachusetts. As a result of this transaction, the Company has no current operations. On December 30, 2003, the Company entered into an agreement with WhiteKnight SST, Inc. to develop and implement a business plan for the Company. WhiteKnight SST, Inc. is a public company owned in part by two directors of the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s 2003 Annual Report on Form 10-KSB filed with the SEC on April 20, 2004 (“2003 Annual Report”).

The results of operations for the three months ended March 31, 2004, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

The report of the Company’s independent auditors for the year ended December 31, 2003 contains an explanatory paragraph as to the substantial doubt of the Company’s ability to continue as a going concern. No adjustments have been made to the accompanying condensed consolidated financial statements to give effect to this uncertainty.

2.	Accrued Expenses

Accrued expenses consist of the following at March 31, 2004:

Income tax assessment	$227,296
Other	42,139

$269,435

PowerCerv Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.	Shareholders’ equity

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

4.	Net loss per share

	For the three months ended
	March 31, 2004			March 31, 2003
	Net Income	Shares	$Amount /Share	Net Income	Shares	$Amount /Share
Net income (loss)	$98,749			$(60,000)

Less: Preferred cash distributions	(269,998)			—

Basic & diluted EPS:

Income (loss) available to common shareholders	$(171,249)	1,652,713	$(0.10)	$(60,000)	1,312,778	$(0.05)

In 2003, common stock equivalents were anti-dilutive due to net losses sustained by the Company during this period, thus the diluted net loss per share in this period is the same as the basic net loss per share. In 2004, there were no outstanding common stock equivalents.

5.	Income taxes

Income tax expense for the three months ended March 31, 2004 and 2003 consists of the following:

	2004	2003
Current	$—	$—
Deferred	37,500	(23,000)
Change in valuation allowance	(37,500)	23,000

Total income tax expense	$—	$—

Deferred tax assets consist of the following:

2004
Net operating loss carryforwards (subject to annual limitation)	$13,985,000
Valuation allowance	(13,985,000)

$—

PowerCerv Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.	Income taxes (continued):

Income tax expense differs from that determined by applying the federal statutory rate to pre-tax income due to the change in the valuation allowance.

The Company increased (decreased) its deferred income tax asset valuation allowance by ($37,500) and $23,000 during the three months ended March 31, 2004 and 2003, respectively. The decision to continue to fully reserve the deferred income tax asset was primarily the result of the Company’s sale of its operating assets. At March 31, 2004, the Company has net operating loss carry forwards of approximately $36,800,000, for federal income tax purposes that expire at various times from years 2010 to 2023.

6.	Related party transactions:

On December 30, 2003, the Company signed a management and finance agreement for consulting services with WhiteKnight SST, Inc. (“WhiteKnight”), to develop and implement a business plan for PowerCerv. WhiteKnight has agreed to make available to the Company $250,000 in convertible debt or equity capital. Pursuant to this agreement, WhiteKnight can receive up to a 50 percent equity interest in the Company in connection with this infusion of capital. WhiteKnight is owned in part by the Company’s Chief Executive Officer and Corporate Secretary. WhiteKnight advanced the Company approximately $52,000 during the three months ended March 31, 2004.

PowerCerv Corporation and Subsidiary

Form 10-QSB

Item 2. Management’ Discussion and Analysis or Plan of Operations

Overview

On December 1, 2002, the Company completed the sale of substantially all of its operating assets to PCV Acquisition, Inc., a subsidiary of ASA International, Ltd (collectively referred to as “ASA”), a holding company of vertical enterprise software solutions based in Framingham, Massachusetts. This transaction was approved by PowerCerv’s shareholders on November 26, 2002. As a result of this transaction, the Company has no current operations. On December 30, 2003, the Company entered into an agreement with WhiteKnight SST, Inc. to develop and implement a business plan for the Company. WhiteKnight SST, Inc. is a public company owned in part by two directors of the Company.

This Quarterly Report on Form 10-QSB and any documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by the Company’s management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand for the Company’s products and services as described in the Company’s 2003 Annual Report on Form 10KSB filed with the SEC on April 20, 2004, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Plan of Operations — Forward-Looking Statements and Associated Considerations;” “—Fluctuations in Quarterly Activity and Results of Operations;” “—Competition;” “—Economic and Market Condition Risks;” “—Lengthy Sales Cycle;” “Ability to Manage Change;” “—Liquidity;” “—Availability of Consulting Personnel,” “—Dependence on Product Development and Associated Risks,” “—Dependence on New Products;” “—Dependence on PowerBuilder® and others;” “—Dependence on Proprietary Technology; Risks of Third-Party Claims for Infringement;” “—Expansion of Indirect Channels; Potential for Channel Conflict;” “—Voting Control by Management;” “—Dependence on Key Personnel;” and “—Possible Volatility of Stock Price.” The Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements.

Results of operations

General and Administrative (“G&A”).

G&A expenses primarily include accounting, legal and related corporate expenses. The decrease in G&A expenses for the three-month period ended March 31, 2004, compared to the three-month period ended March 31, 2003, was primarily due to a decrease in legal fees for the three months ended March 31, 2004.

PowerCerv Corporation and Subsidiary

Form 10-QSB

Item 2. Management’ Discussion and Analysis or Plan of Operations (continued)

Other income

Other income consists of a cash settlement received from the Company’s prior external auditors related to the IRS tax assessment and litigation related thereto.

Dividends and Preferred Stock Conversion

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

Income taxes

The Company’s federal income tax returns for the years ended December 31, 1996 and 1995 were subject to a routine examination by the Internal Revenue Service (IRS) that resulted in an assessment of approximately $66,000 of federal tax. The Company recorded a charge for estimated federal and state income tax and related interest costs upon receiving the notice of assessment in 2000. During October 2002, the Company settled this matter with the IRS by agreeing to pay an additional income tax liability of $63,000 plus applicable interest through the date of payment. During April 2003, the Company received a Statement of Adjustment from the IRS regarding the assessment totaling $183,000. This settlement amount is consistent with the amount provided for federal taxes and interest in an earlier period. During 2003, the Company made income tax and interest payments totaling $110,000 for this assessment and authorized the IRS to levy against an outstanding note receivable of $72,000. During 2004, payments totaling $27,075 were made to the IRS, via collections of the note receivable. Further, $52,105 in payments were funded by WhiteKnight.

Liquidity and Capital Resources

PowerCerv is dependent on identifying an acceptable merger candidate in order to continue as a going concern. PowerCerv’s auditors have issued a “going concern” opinion on the financial statements for the year ended December 31, 2003, indicating that the Company had current liabilities in excess of its current assets and had sold its principal business assets on December 1, 2002 and ceased revenue generating activities on that date. These factors raise substantial doubt in PowerCerv’s ability to continue as a going concern. If PowerCerv is unable to identify acceptable merger candidates, it is unlikely that PowerCerv will remain as a viable going concern.

PowerCerv Corporation and Subsidiary

Form 10-QSB

Item 2. Management’ Discussion and Analysis or Plan of Operations (continued)

Liquidity and Capital Resources (continued)

The following tables sets forth, for the periods indicated, certain financial data regarding the Company’s working capital balances, cash and cash equivalents, cash used in operating activities, cash provided by investing activities and cash provided by financing activities:

March 31, 2004
Working capital deficit	$(376,051)
Cash and cash equivalents	$0

	For the Three months ended March 31,
	2004	Change	2003
Cash flows provided by (used) in operating activities	76,525	137%	(206,000)
Cash flows provided by investing activities	110,000	423%	21,000
Cash flows used in financing activities	(219,611)	(100%)	—

For the three-month period ended March 31, 2004, cash provided by operating activities totaled $129,839 due principally to a cash settlement of $125,000 received from the Company’s prior external auditors relating to the IRS assessment and litigation related thereto.

The Company’s cash provided by investing activities totaled $110,000 and $21,000 for the three-month periods ended March 31, 2004 and 2003, respectively, principally due to payments received on notes receivable.

The Company’s cash used in financing activities totaled $243,000 for the three-month period ended March 31, 2004, due to payment received on a stock subscription receivable offset by dividends paid during the quarter.

To date, inflation has not had a material effect on the Company’s financial results. There can be no assurance, however, that inflation may not adversely affect the Company’s financial results in the future.

See “Liquidity and Capital Resources” and “Forward Looking Statements and Associated Considerations—Liquidity” as set forth in the Company’s 2003 Annual Report.

PowerCerv Corporation and Subsidiary

Form 10-QSB

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures within the 90 days covered by this report. This evaluation was carried out under the supervision and with the participation of the Company’s Chairman. Based upon that evaluation, the Chairman concluded that the disclosure controls and procedures are effective in timely alerting management to material information relating to the Company required to be included in our periodic SEC filings. There have been no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date the evaluation was carried out.

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

PowerCerv Corporation and Subsidiary

Form 10-QSB

Part II. Other Information

Item 1. Legal Proceedings

The Company, in the normal course of business, may also be subject to miscellaneous legal proceedings.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Chairman pursuant to Sarbanes-Oxley Section 302.

32.1	Certification of Chairman pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K

On March 3, 2004, the Company filed a report on Form 8-K disclosing the declaration by its Board of Directors on February 27, 2004, of cash distributions payable on the Company’s preferred stock and common stock.

On January 8, 2004, the Company filed a report on Form 8-K disclosing a joint agreement between the Company and WhiteKnight SST, Inc.

PowerCerv Corporation and Subsidiary

Form 10-QSB

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWERCERV CORPORATION

Date: May 20, 2004	/s/ John Stanton
John Stanton, Chairman, Principal Financial Officer and Principal Accounting Officer (Duly Authorized Officer)