Form 10KSB
period 2004-12-31
POWERCERV CORP
filed 2005-08-24
CIK 1005758

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended
December 31 2004

Powercerv Corporation
(Exact name of registrant as specified in its charter)
Florida
(State or Other Jurisdiction of Incorporation)
0-27574
(Commission File Number)
59-3350778
(I.R.S. Employer Identification Number)
3000 Bayport Drive, Suite 910, Tampa, FL 33607
(Address of Principal Executive Office) (Zip Code)

(813) 979-9222
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 per share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSBor any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

State issuer’s revenue for its most recent fiscal year: $0

The approximate aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $818,212, as of August 19, 2005. The shares of Common Stock held by each current executive officer and director and by each person who is known to the Company to own 5% or more of the outstanding Common Stock have been excluded from this computation on the basis that such persons may be deemed affiliates. The determination of affiliate status is not a conclusive determination for other purposes.

As of August 22, 2005 there were 2,310,000 shares of the Registrant’s Common Stock outstanding.

POWERCERV CORPORATION

Form 10-KSB Annual Report

TABLE OF CONTENTS

Part I
	Item 1.	Business	3
	Item 2.	Properties	6
	Item 3.	Legal Proceedings	6
	Item 4.	Submission of Matters to a Vote of the Security Holders	6

Part II
	Item 5.	Market for Registrant’s Common Stock and Related Shareholder
		Shareholder Matters and Small Business Issuer
		Purchases of Equity Securities	7
	Item 6.	Management’s Discussion and Analysis or Plan of Operations	8
	Item 7.	Financial Statements	15
	Item 8.	Changes in and Disagreements with Accountants on
		Accounting and Financial Disclosure	15
	Item 8(a).	Disclosure Controls and Procedures	16

Part III
	Item 9.	Directors and Executive Officers of the Registrant	17
	Item 10.	Executive Compensation	19
	Item 11.	Security Ownership of Certain Beneficial Owners and
		Management and Related Stockholder Matters	21
	Item 12.	Certain Relationships and Related Transactions	22
	Item 13.	Exhibits and Reports on Form 8-K	22
	Item 14.	Principal Accountant Fees and Services	24

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

Item 1. Description of Business

General

PowerCerv Corporation was incorporated in Florida in January 1995 as a holding company for its operating subsidiary, which was incorporated in Florida in April 1992. Unless otherwise specified, references herein to “PowerCerv” and “the Company” mean PowerCerv Corporation and its subsidiary.

On December 1, 2002, we completed the sale of substantially all of our operating assets to PCV Acquisition Inc., a subsidiary of ASA International, Ltd., a holding company of Vertical Enterprise Software Solutions based in Framingham, Massachusetts (collectively referred to as “ASA”). As a result of this transaction, we had minimal activity since December 2002.

On December 30, 2003, the Company entered into an agreement with WhiteKnight SST (“WhiteKnight”), a related party, to develop and implement a business plan for the Company. Pursuant to this agreement, WhiteKnight has agreed to infuse $250,000 into the Company, which will initially be classified as short-term debt. WhiteKnight can receive up to a 50 percent equity interest in the Company through the conversion of the $250,000 debt to Company common stock of PowerCerv. Pursuant to WhiteKnight’s business plan, on June 14, 2005, we announced our intention to acquire Search Play, LLC, an internet radio company. We anticipate consummating this acquisition in August or September 2005. Upon consummation of this agreement, the business of Search Play, LLC will be our primary business going forward.

Business Strategy

We anticipate acquiring Search Play LLC in August or September 2005 in exchange for approximately 40 million shares of common stock of PowerCerv. With this acquisition, we will become a technology company focused on meeting the media demands of the digital consumer through the deployment of products and services designed to capitalize on two trends:

1.	Digital media
2.	Wireless applications

Search Play LLC is composed of the following businesses:

Radioio - This business operates a 15 channel internet radio at www.radioio.com. In January 2003, Radioio was the number one rated internet station and has been consistently in the top ten in world Arbitron and Webcast Metrics analysis of ratings. The current music streams offered to consumers are as follows:

70’s Music	Ambient	Country	Pop
70’s Pop	Beat	Eclectic	Rock
80’s Music	Boogie	Edge	World
80’s Pop	Blues	Jam
90’s Music	Classical	Jazz

Our strategy is to use Radioio as a launch pad to acquire, merge or affiliate with other media content providers to aggregate audience and market share. In addition, a key component for our expansion is the launch of wireless delivery to handheld media devices to be used for the content of Radioio and our affiliates.

Sound Pass - This business currently offers subscriptions to Radioio. We intend to expand this subscription service to offer other brands of internet radio and media. Our strategy for this business is to aggregate internet media market share under a common subscription service similar to the model used by Direct TV for television media. Common subscription and a marketing brand portal provide the consumer with an unequaled selection of choices in the internet media space including the convenience of one subscription for multiple choices.

Search Play - This business is developing specialized search engines for digital media including specific requests and searches based on the tastes of the media consumer. With the aggregation of consumers from our Radioio and Sound Pass strategies, we will have an outlet to sell services supported by our proprietary technologies and business methods being developed by Search Play.

In summary, our overall strategy is as follows:

•	Focus on wireless distribution and delivery of our owned content (Radioio)
•	Acquisition, mergers and affiliations with other content providers (Radioio)
•	Focus on aggregation of audience into a single monthly subscription plan (Sound Pass)
•	Focus on our intellectual property designed to aid consumers in locating content (Search Play)

Products and services

Based on the above strategies, our anticipated future revenue streams are as follows:

Content syndication - We can create side channels for other companies desiring to participate in the internet media space. In essence we will private label content for these companies.

On Demand / Pay per View/Listen - We will provide an outlet for “Shock Jocks” who are increasingly unable to perform on radio stations regulated by the FCC. Also can provide exclusive concerts, videos and other original content.

Subscription Revenue - Sound Pass portal and common subscription service for all media content

Music Sales - If we play it, we sell it. We can sell individual songs or the entire album.

Traditional Radio Advertising - We believe existing radio advertisers will follow the audience as internet radio expands.

Traditional Internet Advertising - Internet advertising includes banners, pop-ups and other site based media.

Non-Traditional Advertising- Non-traditional advertising includes gateways and audio / video pre-roll ads that are presented before a user accesses the desired content.

Paid Search - Specific searches for media content on internet radio and associated sites.

Technology Licensing - Our Search Play technology will be available for license to our affiliates and other companies.

Research and Development

We have conducted no research since the December 1, 2002 sale of our assets to ASA.

Upon our intended consummation of the acquisition of Search Play LLC, we will own Search Play’s intellectual property including six patents pending for the following:

Business Method Patents - Paid search as revenue source in connection with the consumption of digital media using a media player.

Business Process Patents - Using a “SeachPlayer” that automatically provides media consumers with search results (paid and otherwise) based on the media currently being used on the consumer’s media player.

Technology Patents - Conducting searches on a computer desktop, a digital audio receiver, cell phone or other wireless device capable of receiving media and displaying the SearchPlayer via an html view).

Competition

The Internet radio and related markets are highly competitive and is served by numerous national, regional and local competitors. Our largest competitors in the internet radio market include Yahoo! (LaunchCast), America On Line (Radio@AOL), Microsoft (Windows Media) and other small to large companies. In addition, we anticipate having multiple competitors for our subscription and search services from the above internet radio companies plus other internet-based companies. We believe that many of our competitors have significantly greater financial, technical and market resources and generate greater revenue than SearchPlay does.

Government Regulation

Traditional radio stations are heavily regulated by the U.S. Federal Communications Commission (“FCC”). These same regulations do not currently apply to internet radio for a variety of reasons including the non-use of regulated air waves and circumstances unique to the internet. While we do not anticipate stringent regulation by the FCC, we are unable to assure that the FCC or an equivalent governmental agency will not install stringent regulations on internet radio.

Environmental Matters

We have not been impacted financially or operationally by environmental laws.

Geographic

For 2003 and 2004 all of our operations have been in the United States. Upon our intended acquisition of Search Play, we will initially focus most of our operations in the United States. However, due to the nature of the internet, we anticipate that listeners of Radioio and our internet consumers will be worldwide.

Employees

On December 1, 2002, all of our employees were transferred to ASA as part of the sale or were terminated. Accordingly, we have had no employees since December 1, 2002.

Investor Information

We are subject to the information requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). Therefore, we file periodic reports, proxy statements, and other information with the Securities and Exchange Commission (the “SEC”). Such reports, proxy statements, and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

Financial and other information about the Company is available at http://www.sec.gov/cgi-bin/browse-edgar?company=powercerv&CIK=&filenum=&State=&SIC=&owner=include&action=getcompany. This website provides electronic copies of our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

Copies of our Annual and Quarterly Reports can be requested by writing to PowerCerv Corporation 3000 Bayport Drive, Suite 910, Tampa, Florida 33607.

Item 2. Description of Property

Our corporate lease was assigned to ASA as part of the asset purchase. We have neither owned nor leased real property since December 1, 2002.

Item 3. Legal Proceedings

We are not aware of any currently pending legal proceedings against PowerCerv.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5. Market For Common Equity and Related Stockholder Matters

PowerCerv’s common stock had been listed on the Nasdaq SmallCap Market until August 2001, when it was delisted for failure to meet the continued listing requirements. PowerCerv’s common stock now trades in the over-the-counter market on the OTC Bulletin Board or through the “pink sheets.”

The following table sets forth the range of high and low sales prices on the National Market for the Common Stock during the two previous years. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

2003	High	Low
1st Quarter	$0.12	$0.02
2nd Quarter	0.04	0.02
3rd Quarter	0.05	0.02
4th Quarter	0.14	0.03

2004	High	Low
1st Quarter	$0.41	$0.07
2nd Quarter	1.00	0.23
3rd Quarter	0.80	0.36
4th Quarter	1.01	0.30

On August 19, 2005, the closing bid quote for the Common Shares was $0.67 per share, and there were approximately 150 holders of record of Common Shares. Our common shares are issued in registered form. Continental Stock Transfer & Trust Company, 17 Battery Place, New York, NY 10004 is the transfer agent for our common shares.

A preferred stock dividend of $0.27075 per share, for a total of $270,000, was paid March 1, 2004 to preferred stockholders of record as of February 27, 2004. On March 2, 2004, 997,222 shares of Preferred Shares were converted to 997,222 Common Shares on a one for one basis. A common stock dividend of $0.2286 per share, for a total of $30,000, was paid March 10, 2004 to common stockholders of record as of March 8, 2004. No dividends were paid in 2003.

We do not anticipate paying further cash dividends on our Common Shares in the foreseeable future. We intend to retain earnings, if any, for future growth and expansion opportunities. Payment of cash dividends in the future, as to which there can be no assurance, will be dependent upon the Company's earnings, financial condition, capital requirements and other factors determined by the Board of Directors.
Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchases

None

Item 6. Management’s Discussion and Analysis or Plan of Operation

Overview

On December 1, 2002, the Company completed the sale of substantially all of its operating assets to PCV Acquisition, Inc., a subsidiary of ASA International, Ltd (collectively referred to as “ASA”). This transaction was approved by the Company’s shareholders on November 26, 2002. Prior to completing the sale, the Company had entered into a definitive asset purchase agreement with ASA on October 1, 2002. Pursuant to this agreement the Company sold substantially all of its assets to ASA and ASA assumed certain of the Company’s liabilities related to ongoing operations. As a result, the Company had minimal operations from December 2002 through December 2004.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” The statement amends Accounting Research Bulletin (“ARB”) No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. ARB No. 43 previously stated that these costs must be “so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for fiscal years beginning after the issue date of the statement. The adoption of SFAS No. 151 is not expected to have any significant impact on the Company’s current financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29.” APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The adoption of SFAS No. 153 is not expected to have any impact on the Company’s current financial condition or results of operations.

In December 2004, the FASB revised its SFAS No. 123 (“SFAS No. 123R”), “Accounting for Stock Based Compensation.” The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition, the revised statement amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. The provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning after December 15, 2005, with early adoption encouraged. The adoption of SFAS No. 123R is not expected to have any impact on the Company’s current financial condition or results of operations.

In March 2005, the FASB issued interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction (“SFAS 154”), which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition, but does not expect it to have a material impact.

Critical Estimates and Judgments

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates its estimates and judgments, including those related to receivables and accrued expenses. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable based on the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates as to the appropriate carrying value of accrued liabilities that are not readily attainable from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements.

The discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company’s future actual results may differ materially from the results discussed herein, including those in the forward-looking statements.

Results of Operations

The following table presents the percentage of period-over-period dollar change for the line selected items in our Consolidated Statements of Operations for the years ended December 31, 2004 and 2003.  These comparisons of financial results are not necessarily indicative of future results.

	Year ended December
	2004	2003	% Change
Revenue	$-	$-	0%
General and administrative	78,496	195,442	-60%

Operating loss	(78,496)	(195,442)	-60%

Other income	125,000	932	13312%
Income tax benefit	-	-	-

Net income (loss)	$46,504	($194,510)	-124%

Revenue

From December 1, 2002, when we sold substantially all of our operating assets, through December 31, 2004, we have earned no revenue. During June 2005, we announced the completion of definitive purchase agreement with Search Play, LLC. We anticipate reporting revenue from this operation beginning in late 2005.

General and Administrative

General and administrative expenses decreased 60% from 2003 to 2004 as the wrap-up of most of the business affairs was completed in 2003. Expenses for 2004 were primarily professional services incurred while negotiating settlements with the Internal Revenue Service (see Income Tax Provision) and settling litigation (see Other Income).

Other income

Other income includes a $125,000 cash settlement with PowerCerv’s prior tax advisors. Other income is substantial for our 2004 operations. Due to the nature of other income, we do not anticipate that this income will recur in future years.

Income Tax Provision

PowerCerv has an income tax net operating loss carryforward (“NOL”) of approximately $36 million, which expires between 2010 and 2023. Due to the uncertainty of ultimately realizing a benefit from this NOL, we have provided a valuation allowance equal to 100% of this tax benefit. Taxable income for the year ended December 31, 2004 was offset by this NOL and accordingly no tax provision has been recorded for the year ended December 31, 2004 as a result of a change in the valuation allowance.

Net income (loss)

As a result of recognizing $125,000 of other income in 2004 and reducing general and administrative expenses from $195,000 in 2003 to $78,000 in 2004, we realized net income of $46,000 for the year ended December 31, 2004 compared to a net loss of $195,000 for the year ended December 31, 2003.

Liquidity and capital resources

Net cash provided in operating activities for the year ended December 31, 2004 was $72,000, which was the result of net income of $47,000, a decrease in current assets of $11,000 and an increase in current liabilities of $14,000. Net cash used in operating activities for the year ended December 31, 2003 was $336,000. The cash used in 2003 was principally the result of the 2003 net loss and a reduction of accrued expenses.

Net cash provided by investing activities for the years ended December 31, 2004 and 2003 totaled $110,000 and $124,000, respectively and represented collections on notes receivable for both years.

Net cash used by financing activities for the year ended December 31, 2004 was $194,000 which included cash dividends to shareholders of $273,000 offset by $79,000 of loan proceeds from WhiteKnight and affiliates.

At December 31, 2004, we had available cash of $21,000, marketable securities of $155,000 and current liabilities of $449,000 resulting in a working capital deficiency of $273,000. While all current liabilities are due on demand, we do not expect to pay approximately $300,000 of accrued expenses and $79,000 due to related party prior to December 31, 2005.

During April 2005, we sold our marketable securities for approximately $150,000 of cash. On December 30, 2003, the Company entered into an agreement with WhiteKnight, a related party, to develop and implement a business plan for the Company. Pursuant to this agreement, WhiteKnight has agreed to infuse $250,000 into the Company and can receive up to a 50 percent equity interest in the Company through the conversion of the $250,000 to Company stock. Through December 31, 2004, $79,000 of the $250,000 had been received. We anticipate that the cash generated from the sale of marketable securities and the commitment of WhiteKnight to infuse an additional $171,000 of cash into the Company will be sufficient to fund current operations through December 31, 2005.

We are dependent on identifying an acceptable merger candidate in order to continue as a going concern on a long-term basis. Accordingly, we announced our intended acquisition of SerachPlay, LLC, an internet radio company in June 2005. We believe that SearchPlay’s operations will require significant cash flow over the first twelve months of operations subsequent to our acquisition. We believe that we are dependent on obtaining loans from WhiteKnight and other entities affiliated with our current Chief Executive Officer (referred to herein as “the Affiliated Entities”) or other investors. It is unrealistic to believe that unrelated parties will offer terms as generous as those obtained from the Affiliated Entities, and it is also unlikely that any financing could be obtained under any terms without the financing of the Affiliated Entities.

From time to time the Affiliated Entities may agree to allow a portion of their loan balances to be converted into shares of the Company’s common stock. There is no obligation on the part of the Affiliated Entities to make loans to the Company over $250,000. The Affiliated Entities are also under no obligation to convert any portion of the loan balances into additional shares of PowerCerv’s stock. Should we acquired SearchPlay and not be successful in raising cash from Affiliated Entities or new investors, we may not be able to continue as a going concern.

Risk Factors

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business. However, we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. You should not consider the risks and assumptions identified in this report to be a complete discussion of all potential risks and uncertainties affecting the Company. Investors should carefully consider all risk factors before making an investment decision with respect to our Common Stock.

Cautionary Factors that may affect Future Results

We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

We require additional financing in order to continue in business as a going concern, the availability of which is uncertain. We may be forced by business and economic conditions to accept financing terms which will require us to issue our securities at a discount, which could result in further dilution to our existing stockholders.

As discussed under the heading, "Management's Discussion and Analysis - Liquidity and Capital Resources," WhiteKnight has agreed to provide cash infusions of up to $250,000. After completion of this cash infusion, or should WhiteKnight not make the full $250,000 available, there can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. In addition, any additional equity financing may involve substantial dilution to our stockholders. If we fail to raise sufficient financing to meet our immediate cash needs, we will be forced to scale down or perhaps even cease the operation of our business, which may result in the loss of some or all of your investment in our common stock.

In addition, in seeking debt or equity private placement financing, we may be forced by business and economic conditions to accept terms which will require us to issue our securities at a discount from the prevailing market price or face amount, which could result in further dilution to our existing stockholders.

We have a history of operating losses and fluctuating operating results, which raise substantial doubt about our ability to continue as a going concern.

Since inception through December 31, 2004, we have incurred aggregate losses of approximately $52.0 million. While we achieved net income for the year ended December 31, 2004, the net income was primarily attributable to one-time items in other income. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

Risk Factors (continued)

We may not be able to consummate the acquisition of Search Play LLC

While we have prepared a Definitive Purchase Agreement for Search Play LLC, the agreement has not been executed by all relevant parties. One or more of the parties to this agreement may refuse to execute this agreement and the acquisition may not be consummated.

The prior operations of Search Play LLC have produced losses.

The most recent operations of Search Play LLC have produced losses from operations. If we consummate the acquisition of Search Play LLC, these losses are likely to continue for at least the short term. We would require cash infusions to finance the operations of Search Play LLC until operations were self sustaining. Further, there can be no assurance as to when, if ever, the operations of Search Play LLC will be self sustaining.

Limitation of Liability and Indemnification of Officers and Directors

Our officers and directors are required to exercise good faith and high integrity in our management affairs. Our Articles of Incorporation and By Laws provide, however, that our officers and directors shall have no liability to our shareholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Our Articles and By-Laws also provide for the indemnification by us of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner they reasonably believe to be in, or not opposed to, the best interests of the Company, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.

Continued Control by Current Officers and Directors

The present officers and directors control approximately 50% of the outstanding shares of Common Stock, and are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of the Company, the appointment of officers, and the determination of officer's salaries. Shareholders have no cumulative voting rights.

Risk Factors (continued)

Limited Market Due To Penny Stock

The Company's stock differs from many stocks, in that it is a "penny stock." The Securities and Exchange Commission has adopted a number of rules to regulate penny stocks. These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and Exchange Act of 1934, as amended. Because our securities probably constitute penny stock within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all. Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include: - Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; - Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; - "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; - Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and - The wholesale dumping of the same securities by promoters and broker- dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses. Furthermore, the penny stock designation may adversely affect the development of any public market for the Company's shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in penny stock is suitable for customers. Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years. Section 15(g) of the Exchange Act and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.

Item 7. Financial Statements

The Company’s Consolidated Financial Statements and Notes thereto and the reports of Aidman, Piser & Company, P.A., the Company’s independent certified public accountants, are set forth on pages F-1 to F-14.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with respect to the Company’s independent accountants during 2004.

AUDIT COMMITTEE REPORT

PowerCerv’s Board of Directors currently serves as the Audit Committee to fulfill the oversight responsibilities that the Board of Directors has under the law with respect to financial reports and other financial information provided by PowerCerv to the public, PowerCerv’s systems of internal controls regarding finance and accounting that management and the Board have established, and PowerCerv’s auditing, accounting, and financial reporting processes generally. PowerCerv’s management has primary responsibility for preparing PowerCerv’s financial statements and its financial reporting process. PowerCerv’s independent accountants, Aidman, Piser and Company, P.A. are responsible for expressing an opinion on the conformity of PowerCerv’s audited financial statements to generally accepted accounting principles.

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

4. Based on the review and discussion referred to in paragraphs (1) through (3) above, the Audit Committee recommended to PowerCerv’s Board, and the Board has approved, that the audited financial statements be included in PowerCerv’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, for filing with the Securities and Exchange Commission.

Submitted by the Audit Committee

John S. McMullen

Item 8(a).  Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART III

Item 9. Directors and Officers of Registrant

         Set forth below is certain information as of December 31, 2004, concerning PowerCerv’s executive officers and directors.

Name	Position Held with the Company	Age	Date First
			Elected or Appointed
John D. Stanton	Chief Executive Officer and Chairman of the Board of Directors	56	December 2003
Mark Clancy	Secretary and Director	49	December 2003
Marc J. Fratello	Director	47	April 1992
John S. McMullen	Director	61	September 2001

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director and executive officer, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

John D. Stanton - Chairman Chief Executive Officer and Chief Financial Officer - Mr. Stanton has served as our Chief Executive Officer (“CEO”) and Chairman of our Board of Directors since December 30, 2003. From 1987 through the present, Mr. Stanton served as the President and CEO of Florida Engineered Construction Products, Corporation. Mr. Stanton currently serves as a Director and officer of publicly traded White Knight SST, Inc., EarthFirst Technologies, Inc., PowerCerv Corporation, and Cybercare, Inc. Mr. Stanton is also on the Board of Directors of publicly traded Medical Technology Systems, Inc. Since the early 1990's, Mr. Stanton has been, and continues to be, involved in turn-around management for financially distressed companies, providing both management guidance and financing. In 1981, Mr. Stanton assumed the role of Chief Financial Officer for Florida Engineered Construction Products, Corporation, a privately held manufacturer of residential and commercial construction products, located in Tampa, Florida. Mr. Stanton worked as an auditor with the international professional services firm that is now known as Ernst & Young, LLP from 1973 through 1981. Mr. Stanton, a Vietnam veteran of the United States Army, graduated from the University of South Florida with a Bachelors Degree in Marketing and Accounting in 1972, and with an MBA in 1973. Mr. Stanton earned the designation of Certified Public Accountant in 1974 and was a Sells Award winner in the CPA examination.

Mark Clancy - Secretary, Director -Mr. Clancy has served as our Secretary and Director since December 30, 2003. Mr. Clancy has over 13 years experience as a principal architect and finance officer for emerging growth companies.  Mr. Clancy also serves on the Board of Directors of publicly traded White Knight SST, Inc. and Cybercare, Inc. Mr. Clancy was a co-founder of EarthFirst Technologies, Inc. in 1997 and served as Executive Vice President and Director until the Company was sold in 2000.  EarthFirst is an environmental solutions and alternative fuel development company trading publicly under the symbol "EFTI".  During his tenure with EFTI, Mr. Clancy completed several rounds of financing from both private and institutional investors. During 2000, Mr. Clancy was a co-founder of Troubled Company News.Com, Inc. (TCN).  Mr. Clancy developed a five-step protocol used to evaluate distressed public companies, and designed and built InvestorsWarning.Com. TCN was formed to evaluate and if practical, reengineer distressed publicly traded companies. From 1992 through 1997, Mr. Clancy served as the Chief Compliance Officer for a Largo-Florida based boutique investment banking firm. Mr. Clancy was honorably discharged in 1982 after six years service with the United States Marine Corp.

      Marc J. Fratello - Director - Mr. Fratello has served as a director of PowerCerv since its inception in 1992 and as President from PowerCerv’s inception until March 1998. Mr. Fratello also served as PowerCerv’s Chief Operating Officer from December 1995 until December 1997, as Chief Executive Officer from January 1998 to January 2000 and from July 2000 to November 2002 and as Chairman from January 1, 1998 until December 30, 2003. Before founding PowerCerv in 1992, Mr. Fratello spent 10 years at Unisys Corporation. The last position Mr. Fratello held with Unisys was Director, CASE/4GL Products. Mr. Fratello earned a Bachelor of Science degree from Franklin and Marshall College and a Masters degree in Business Administration from the University of Pennsylvania’s Wharton School.

      John S. McMullen - Director - Mr. McMullen has served as a director of PowerCerv since September 2001. From February 2001, Mr. McMullen was a director of publicly-held Insurance Management Solutions Group, inc. and served as chairman of the special committee of the Board of Directors negotiating its sale to Fiserv, Inc. in October 2003. He is also a director of Merchants Association of Florida, Inc. and a director and Finance Committee member of Florida Aquarium, Inc. Mr. McMullen served as President and CEO of Florida Bank from April 1992 to March 1999, when he retired.

Family Relationships

There are no family relationships between any of our company's directors or executive officers.

Code of Ethics

We have not adopted a Code of Ethics as of August 22, 2005. The Board of Directors is in the process of drafting a Code of Ethics specific to our Company.

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

Based solely on its review of the copies of such forms, PowerCerv believes that, with respect to fiscal 2004, all filing requirements applicable to its directors, executive officers and greater than 10% of beneficial owners were complied with.

Item 10. Executive Compensation

The following table presents certain information concerning the total compensation earned by or paid during the three fiscal years ended December 31, 2004 to: (1) the former Chief Executive Officer of PowerCerv AND (2) other former executive officers who would have been among the most highly compensated executive officer if they had been as such at the end of the last fiscal year (collectively, the “Named Executive Officers”).

		Annual Compensation		Long Term		All Other
Name and				Other Annual	Underlying	Compensation
Principal Position	Year	Salary (2)	Bonus	Compensation	Options	(1)

John D. Stanton (3)	2004	$0	$0	$0	0	$0
Chief Executive Officer and Chief Financial Officer	2003	$0	$0	$0	0	$0

Marc J. Fratello (4) (5)	2004	$0	$0	$0	0	$0
Former Chief Executive	2003	$0	$0	$0	0	$0
Officer	2002	$109,900	$0	$30,000	30,000	$0

(1) The aggregate amount of other personal benefits, if any, did not exceed the lesser of $50,000 or 10% of the total amount of annual salary and bonus beyond for each Named Executive Officer and has therefore been omitted.

(2) Includes any amount deferred by the Named Executive Officers pursuant to PowerCerv’s 401(k) Plan.

(3) Mr. Stanton assumed the roles of Chief Executive Officer and Chief Financial Officer on December 30, 2003. Mr. Stanton has received no compensation to date.

(4) Mr. Fratello’s employment with the Company terminated as of November 30, 2002. As part of this termination, Mr. Fratello received severance of $75,000, which was paid in 2003. Effective December 1, 2002, Mr. Fratello became an employee of ASA international, Inc. (“ASA”), immediately after ASA acquired all of the operating assets of PowerCerv

(5) Mr. Fratello received 30,000 stock options in 2002. During 2003, Mr. Fratello voluntarily cancelled these stock options.

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

During 2002, John S. McMullen received $5,000 in consulting fees and $6,750 in salary compensation for his role as Vice Chairman. McMullen had a consulting contract with PowerCerv whereby he was entitled to an amount of $4,000 per month ($3,000 to Mr. McMullen and $1,000 to a consulting company owned by him) for a period of not less than 24 months. Mr. McMullen still had nearly 1.5 years left on that agreement but Mr. McMullen agreed to take a significant discount based upon his agreement to be paid $60,000, which payment was made in January 2003. McMullen has also agreed to stay on the Board of Directors and assist with the ongoing business of PowerCerv after the transaction closed for no compensation.
Compensation Committee Interlocks and Insider Participation

The Company has not formed a Compensation Committee, accordingly, the Board of Directors acts in the Compensation Committee’s capacity. The Board of Directors is responsible for reviewing and recommending salaries, bonuses and other compensation for PowerCerv’s executive officers.

Stock Options

As of December 31, 2004, the Company has no outstanding stock options.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of PowerCerv’s capital stock as of December 31, 2004 by each person known by PowerCerv who beneficially owns more than 5% of the outstanding shares of common stock, each director and executive officer of PowerCerv, and all directors and executive officers of PowerCerv as a group.

Name and Address of Beneficial Owner	Amount and Nature of	Percentage
	Beneficial Ownership	of Class(1)
John D. Stanton (2)	727,271	23.94%
2727 W Martin Luther King Blvd - Suite 850
Tampa, FL 33607
Mark Clancy	0	0.00%
12409 Telecom Drive
Tampa, FL 33637
Marc J. Fratello (3)	431,462	18.68%
820 Columbus Drive
Tierra Verde, FL 33715
John S. McMullen	657,222	28.45%
371 Channelside Walk Way
Tampa, FL 33602
Directors and Executive Officers as a Group (four persons)	1,815,955	59.79%

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. For purposes of calculating the percentage beneficially owned, the number of shares deemed outstanding includes (i) 2,310,000 shares outstanding as of August 22, 2005, and (ii) shares issuable by Powercerv pursuant to convertible debt held by the respective person which may be exercised within 60 days following the date of this document ("Presently Convertible Securities"). Presently Convertible Securities are deemed to be outstanding and to be beneficially owned by the person holding such security for the purpose of computing the percentage ownership of such person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 735,142 Presently Convertible Securities of WhiteKnight of which Mr. Stanton has a controlling interest.

(3)
Includes 331,462 shares held by M.J.F. Limited Partnership, a Nevada limited partnership in which Mr. Fratello is the limited partner and the general partner is a Nevada corporation, of which Mr. Fratello is the sole shareholder and director.

Item 12. Certain Relationships and Related Transactions

On December 30, 2003, the Company signed a management and finance agreement for consulting services with WhiteKnight SST, Inc. (“WhiteKnight”), to develop and implement a business plan for PowerCerv. WhiteKnight has agreed, after the Company satisfied its remaining liabilities and distributed any remaining cash to its current preferred and common shareholders, to make available to the Company $250,000 in convertible debt or equity capital. Pursuant to this agreement, WhiteKnight can receive up to a 50 percent equity interest in the Company in connection with this infusion of capital. WhiteKnight is controlled by John D. Stanton, our Chief Executive Officer and Chairman of the Board and Mark Clancy, our Corporate Secretary and Director. As of December 31, 2004, WhiteKnight and affiliates of WhiteKnight have advanced $78,709 to PowerCerv. Based on the above agreement, this debt can be converted into 735,142 of PowerCerv’s common shares as of December 31, 2004.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are filed as a part of, or are incorporated by reference into, this Report on Form 10-KSB:

EXHIBIT INDEX

Exhibit Number	Description

3.1
Articles of Incorporation of the Company effective as of January 1, 1996, as amended by the Articles of Amendment dated as of January 9, 1996 (incorporated herein by reference to Exhibit Number 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-00250)).

3.2	Bylaws of the Company (incorporated herein by reference to Exhibit Number 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-00250)).

3.3	Articles of Amendment of the Articles of Incorporation of PowerCerv Corporation filed June 1, 2001.

3.4	Articles of Amendment of the Articles of Incorporation of PowerCerv Corporation for Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock filed August 31, 2001.

10.5
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

10.8
Asset Purchase Agreement, dated March 30, 1999, by and between the Company and R.O.I Consulting, Inc. (incorporated herein by reference from Exhibit Number 2 to the Company’s Current Report on Form 8-K filed on April 13, 1999).

EXHIBIT INDEX

Exhibit Number	Description

10.12
Asset Purchase Agreement by and among PowerCerv Corporation, PowerCerv Technologies Corporation, PCV Acquisition, Inc. and ASA International, Ltd., dated as of October 1, 2002.(Included as Appendix C to PowerCerv's definitive proxy statement dated October 24, 2002 and incorporated herein by reference)

10.13	Management and Finance Agreement by and among PowerCerv Corporation and WhiteKnight SST, Inc. dated December 23, 2003.

16.1
Letter from Grant Thornton, LLP on change in certifying accountant (incorporated herein by reference from an exhibit to the Registrant’s Current Report on Form 8-K dated March 30, 2004, and incorporated herein by reference)

21.1	List of Subsidiaries

23.1	Consent of Aidman, Piser & Company, P.A.

31.1	Certification to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

31.2	Certification to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

(b) Form 8-K

(1) Reports on Form 8-K filed during the quarter ended December 31, 2004:

None

Item 14. Principal Accountant Fees and Services

The following summarizes the fees paid to Aidman, Piser & Company, P.A., Independent Auditors for the years ended December 31, 2004 and 2003:

	2004	2003

Audit	$7,500	$-
Audit-Related	-	-
All Other	15,000	12,000

Total Fees	$22,500	$12,000

Audit-Related fees are attributable to quarterly review services connected with our filing of our quarterly reports, Forms 10-QSB. All other fees related to the preparation of our income tax returns for the years ended December 31, 2002 and 2003. Aidman, Piser & Company, P.A. did not perform any professional services with respect to information systems design and implementation for the years ended December 31, 2004 and 2003.

The Board of Directors has considered whether the Audit-Related services provided by Aidman, Piser & Company, P.A. are compatible with maintaining that firm’s independence. From and after the effective date of the SEC rule requiring Audit Committee pre-approval of all audit and permissible non-audit services provided by independent registered public accountants, the Board of Directors has approved all audit and permissible non-audit services provided by Aidman, Piser & Company, P.A.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 22, 2005.

POWERCERV CORPORATION

By:	/s/ John D. Stanton
John D. Stanton
President, Chief Executive Officer And Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of this registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John D. Stanton JOHN D. STANTON	Chief Executive Officer, Chief Financial Officer and Chairman of the Board	August 22, 2005

/s/ John S. McMullen JOHN S. MCMULLEN	Director	August 22, 2005

/s/ Mark Clancy MARK CLANCY	Director	August 22, 2005

/s/ Marc J. Fratello MARC J. FRATELLO	Director	August 22, 2005

/s/ Michael J. Dean MICHAEL J. DEAN	Chief Accounting Officer	August 22, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
PowerCerv Corporation

We have audited the accompanying consolidated balance sheet of PowerCerv Corporation and subsidiary as of December 31, 2004 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PowerCerv Corporation and subsidiary as of December 31, 2004 and the consolidated results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company sold substantially all of its assets on December 1, 2002, and incurred net losses in 2003 and minimal net income in 2004. As of December 31, 2004, the Company’s current liabilities exceeded its current assets. These factors, among others as discussed in Note 3 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Aidman, Piser & Company, P.A.

August 2 , 2005
Tampa, Florida

POWERCERV CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

December 31, 2004
ASSETS
CURRENT ASSETS
Cash	$20,793
Marketable equity securities	154,835

Total current assets	$175,628

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$25,529
Accrued expenses	344,851
Due to related party	78,709

Total current liabilities	449,089

COMMITMENTS AND CONTINGENCY (Note 9)	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 45,000,000 shares authorized,
2,310,000 shares issued and outstanding	2,310
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
25,000 shares issued and no shares outstanding	25
Additional paid-in capital	51,704,944
Treasury stock, 25,000 shares of preferred, at cost	(25,931)
Stock subscription receivable	(44,925)
Accumulated deficit	(51,994,752)
Accumulated other comprehensive income	84,868

Total stockholders' deficit	(273,461)

Total liabilities and stockholders' deficit	$175,628

The accompanying notes are an integral part of these consolidated financial statements

POWERCERV CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year
	ended	ended
	December 31, 2004	December 31, 2003

REVENUE	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	78,496	195,442

OPERATING LOSS	(78,496)	(195,442)

OTHER INCOME (EXPENSES)
Interest expense	-	(6,180)
Investment income	-	7,112
Litigation settlement income	125,000	-

TOTAL OTHER INCOME	125,000	932

INCOME (LOSS) BEFORE INCOME TAX	46,504	(194,510)

PROVISION (BENEFIT) FOR INCOME TAXES	-	-

NET INCOME (LOSS)	46,504	(194,510)

Preferred stock dividend	(270,000)	-

NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS	$(223,496)	$(194,510)

INCOME (LOSS) PER COMMON SHARE
Basic and diluted:
Net income (loss)	$0.02	$(0.15)
Net loss attributable to common stockholders	$(0.10)	$(0.15)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic and diluted	2,143,341	1,312,778

The accompanying notes are an integral part of these consolidated financial statements

NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	Year
	ended	ended
	December 31, 2004	December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$46,504	$(194,510)
Adjustments to reconcile net income (loss) to
net cash flows from operating activities:
Reduction in stock receivable for services	-	28,000
Net (increase) decrease in assets:
Other current assets	11,000	140,923
Net increase (decrease) in liabilities:
Accounts payable and accrued expenses	14,419	(310,599)
Total adjustments	25,419	(141,676)
Net cash flows from operating activities	71,923	(336,186)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments received on notes receivable	110,000	124,200
Net cash flows from investing activities	110,000	124,200

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loans	78,709	-
Cash dividends to stockholders	(272,925)	-
Net cash flows from financing activities	(194,216)	0

Net change in cash	(12,293)	(211,986)
Cash balance, beginning of period	33,086	245,072
Cash balance, end of period	$20,793	$33,086

Supplemental schedule of non-cash investing
and financing activities:
Reduction in stock subscription receivable in lieu of
cash dividend to stockholder	$27,075	$-

Conversion of 997,222 shares of preferred stock for
997,222 shares of common stock	$997	$-

The accompanying notes are an integral part of these consolidated financial statements

POWERCERV CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2004 0;

										Accumulated
					Additional		Stock			Other
	Common	Stock	Preferred	Stock	Paid-in	Treasury	Subscription	Accumulated	Comprehensive	Comprehensive
	Shares	Value	Shares	Value	Capital	Stock	Receivable	Deficit	Income (Loss)	Income	Total
Balance, January 1, 2003
(as originally reported)	1,312,778	$1,313	1,022,222	$1,022	$51,704,944	$-	$(100,000)	($51,616,713)	$-	$-	($9,434)
Prior period adjustment	-	-	-	-	-	-	-	69,967	-	40,808	110,775

Balance, January 1, 2003
as restated	1,312,778	1,313	1,022,222	1,022	51,704,944	-	(100,000)	(51,546,746)	-	40,808	101,341

Reacquired treasury
stock in repayment
for note receivable,
related party	-	-	-	-	-	(25,931)	-		-	-	(25,931)

Reduction in subscription
receivable for services	-	-	-	-	-	-	28,000	-			28,000

Comprehensive Loss:
Net loss			-	-	-	-	-	(194,510)	(194,510)		(194,510)
Unrealized investment
gain									12,518	12,518	12,518
Comprehensive loss									$(181,992)

Balance, Dec 31, 2003	1,312,778	$1,313	1,022,222	$1,022	$51,704,944	$(25,931)	$(72,000)	$(51,741,256)		$53,326	$(78,582)

Conversion of
preferred stock
to common stock	997,222	997	(997,222)	(997)	-	-	-	-	-	-	-

Common stock dividend	-	-	-	-	-	-	-	(30,000)	-	-	(30,000)

Preferred stock dividend	-	-	-	-	-	-	-	(242,925)	-	-	(242,925)

Reduction of
subscription
receivable in lieu of
cash dividend to
stockholder	-	-	-	-	-	-	27,075	(27,075)			-

Comprehensive income:
Net income			-	-	-	-	-	46,504	46,504		46,504
Unrealized investment
gain									31,542	31,542	31,542
Comprehensive income									$78,046

Balance, Dec 31, 2004	2,310,000	$2,310	25,000	$25	$51,704,944	$(25,931)	$(44,925)	$(51,994,752)		$84,868	$(273,461)

The accompanying notes are an integral part of these consolidated financial statements

POWERCERV CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003

(1)	Organization and Operations

PowerCerv Corporation and its subsidiary, PowerCerv Technologies Corporation are, herein referred to as the “Company”. On December 1, 2002, the Company completed the sale of substantially all of its operating assets to PCV Acquisition, Inc., a subsidiary of ASA International, Ltd (collectively referred to as “ASA”), a holding company of vertical enterprise software solutions based in Framingham, Massachusetts. During 2004 and 2003, there were no significant operations of PowerCerv. On June 14, 2005, the Company announced the completion of the definitive agreement for the acquisition of Search Play, LLC, an internet radio operation (see Note12). Subsequent to this acquisition, Powercerv’s primary operations will be in the internet radio industry.

(2)	Summary of Significant Accounting Policies

(a)	Principles of Consolidation

The consolidated financial statements include accounts of PowerCerv Corporation and its subsidiary. All significant intercompany balances and transactions have been eliminated.

(b)	Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. To the extent management’s estimates prove to be incorrect, financial results for future periods may be adversely affected. Significant estimates contained in the accompanying consolidated financial statements include management’s estimate of accrued expenses.

(c)	Marketable equity securities

The Company determines the appropriate classification of marketable equity securities (held-to-maturity, available-for-sale and trading) at the time of purchase and re-evaluates such designation at each balance sheet date. Marketable equity securities at December 31, 2004 have been classified as available-for-sale and are carried at fair value, which is determined based on quoted market prices. Unrealized gains and losses on available-for-sale securities are reflected as a component of other comprehensive income in the accompanying consolidated statement of stockholders’ equity and other comprehensive income. All realized and unrealized investment gains and losses are recognized based on specific identification of the equity securities.

(d)	Income Taxes

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

POWERCERV CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003

(e)	Income (Loss) Per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported period. Diluted income (loss) per common share reflects the potential dilution that could occur assuming the conversion of the convertible preferred stock using the if-converted method. The effect of incremental shares from common stock equivalents is not included in the calculation of loss per share for the years ended December 31, 2004 and 2003 as the inclusion of such common stock equivalents would be anti-dilutive.

(f)	Fair Value of Financial Instruments

Cash, accounts payable, accrued expenses and due to related party are reflected in the financial statements at their carrying amounts which approximate fair value because of the short-term maturity of those instruments.

Marketable equity securities consist of publicly traded equity securities which are classified as available for sale and are recorded at market using the specific identification method. Unrealized gains and losses (excluding other-than-temporary impairments) are reflected in Other Comprehensive Income.

(g)	Accumulated Other Comprehensive Income

Accumulated Other Comprehensive Income consists entirely of unrealized gains on marketable equity securities classified as available for sale. Accumulated other comprehensive income has no applicable income tax as any income tax associated with unrealized gains will be offset by a decrease in the deferred tax asset valuation allowance (see Note 6).

(h)	New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” The statement amends Accounting Research Bulletin (“ARB”) No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. ARB No. 43 previously stated that these costs must be “so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for fiscal years beginning after the issue date of the statement. The adoption of SFAS No. 151 is not expected to have any significant impact on the Company’s current financial condition or results of operations.

POWERCERV CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003

(h)	New Accounting Pronouncements (continued)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29.” APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The adoption of SFAS No. 153 is not expected to have any impact on the Company’s current financial condition or results of operations.

In December 2004, the FASB revised its SFAS No. 123 (“SFAS No. 123R”), “Accounting for Stock Based Compensation.” The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition, the revised statement amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. The provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning after December 31, 2005, with early adoption encouraged. The adoption of SFAS No. 123R is not expected to have any impact on the Company’s current financial condition or results of operations. However, in 2006 and thereafter, the Company will recognize all stock based compensation arrangements at fair value.

In March 2005, the FASB issued interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction (“SFAS 154”), which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition, but does not expect it to have a material impact.

POWERCERV CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003

(3)	Liquidity and Management Plans

The accompanying consolidated financial statements have been prepared assuming that PowerCerv will continue as a going concern. The Company has a working capital deficiency and a stockholder deficit at December 31, 2004. Further, the Company did not have revenue generating operations as of December 31, 2004. All of these matters raise substantial doubt about the ability of the Company to continue as a going concern. Management believes that revenue generating operations will be attained with the intended acquisition of Search Play. However, management believes that the Company will need to raise additional capital to fund the operations of SearchPlay while this business generates losses. Capital may be raised through sales of equity securities, which may result in dilution of the position of current Stockholders. There is a commitment by WhiteKnight, a related party, to infuse up to $250,000 of cash into the Company (see Note 8). As of December 31, 2004, approximately $79,000 of this $250,000 had been received by the Company. There are no other firm commitments to invest in the Company. If the Company is unable to obtain sufficient funding, the Company might not attain profitability.

There can be no assurance that the Company will be successful in consummating the acquisition of SearchPlay, obtaining debt or equity funding to achieve its financial objectives, achieving consistent profitability and continue as a going concern. The financial statements do not include any adjustments to the carrying amount of assets and the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

(4)	Marketable equity securities

Marketable equity securities consist of the following at December 31, 2004:

		Net Unrealized	Fair
	Cost	Holding Gains	Value
Common stocks	$69,967	$84,868	$154,835

(5)	Accrued Expenses

Accrued expenses consist of the following at December 31, 2004:

State tax assessments	$20,000
Other	324,851

Total accrued expenses	$344,851

POWERCERV CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003
(6)	Income Taxes

During the years ended December 31, 2004 and 2003 there was no current or deferred provision or benefit for income taxes. The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rates of 34% to the income (loss) before income taxes:

	2004	2003
Statutory tax benefit	$16,000	($66,100)
State taxes, net of federal benefit	2,000	(7,800)
Change in valuation allowance	(18,000)	73,900

Provision (benefit) for income taxes	$-	$-

The components of deferred tax asset as of December 31, 2004 are as follows:

Deferred tax asset:
Net operating carryforwards	$14,005,000
Valuation allowance	(14,005,000)

Deferred tax asset, net of
valuation allowance	$-

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their bases for financial reporting purposes. In addition, future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits is more likely than not. PowerCerv has assessed its ability to realize future tax benefits, and concluded that as a result of the history of losses, it was more likely than not, that such benefits would not be realized. Accordingly, PowerCerv has recorded a full valuation allowance against future tax benefits.

As of December 31, 2004, PowerCerv had a federal net operating loss carry forward of approximately $37 million. If not utilized, the losses will begin to expire in 2010. Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the net operating loss and other deductions which are available to the company. The Company has not determined whether their losses are subject to these limitations. The net operating losses shown as deferred assets could be significantly limited if they are subject to these limitations. During the period ended December 31, 2004, the Company has taxable income. The Company believes that a sufficient amount of the net operating losses will be available to offset the current income even if Sections 382 and 383 apply.

Changes in the valuation allowance during the years ended December 31, 2004 and 2003 were as follows:

	2004	2003
Valuation allowance, beginning of year	($14,023,000)	($13,949,000)
Current operations	18,000	(74,000)
Valuation allowance, end of year	($14,005,000)	($14,023,000)

POWERCERV CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003
(7)	Stockholders’ Equity

The Company’s Articles of Incorporation authorize and permit the Company’s Board of Directors to issue up to 5,000,000 shares of preferred stock (par value of $.001 per share) in one or more series, and to fix the relative rights, preferences and limitations of each series. Upon liquidation, holders of Preferred Stock will receive $1.00 per share before any distribution to holders of Common Stock. The Preferred Stock is convertible to Common Stock, at the option of the holders of the Preferred, at a conversion rate of one share of Common Stock for each share of Preferred Stock being converted. The holders of Preferred Stock are entitled to one vote for each whole share of Common Stock into which such Preferred Stock could then be converted. The Preferred Stock carries no cumulative dividend or coupons, however, the holders of Preferred Stock are entitled to receive such dividends as declared for Common Stock on a one for one basis. At the earlier of August 31, 2006 or upon a change of control of the Company, Preferred Stock can be redeemed at the option of the Company at $1.00 per share.

During 2001, in consideration for the Preferred Stock, the Company received cash of $600,000, two notes receivable of $200,000 ($100,000 from a director of the Company). One note was settled in 2002. The remaining note receivable was reduced from $100,000 to $72,000 in 2003 as part of a settlement agreement. This note receivable bears interest at 2.5% annually, interest-only payable through September 2004, $6,000 due September 30, 2004, quarterly $3,000 principal payments due through June 2006, and the balance maturing September 30, 2006. The note receivable was reduced $27,075 in 2004 in lieu of payment of a cash dividend to the maker of the note receivable. The remaining balance of $44,925 was repaid during March 2005. The note receivable is included as stock subscription receivable as of December 31, 2004 and 2003 and is a reduction of stockholders’ equity.

PowerCerv entered into agreements with holders of 772,222 shares of its preferred stock pursuant to which they agreed to vote their shares of preferred stock and common stock, if any, in favor of the sale transaction to ASA. In addition, the Stockholders had the right to convert their shares of preferred stock into common stock following the transaction in accordance with the terms of the preferred stock. Upon conversion, PowerCerv agreed that the holders of the preferred stock would receive 90% of any distribution to Stockholders with the remaining 10% distributed to holders of the common stock. During 2004, $270,000 of $300,000 cash dividends were paid to the preferred stockholders in accordance with the above agreement. Following the payment of dividends, all remaining preferred stock (excluding those shares held as treasury stock) were converted to shares of the Company’s common stock on a one for one basis.

A preferred stock dividend of $0.27075 per share, for a total of $270,000, was paid March 1, 2004 for preferred stockholders of record as of February 27, 2004. On March 2, 2004, 997,222 Preferred Shares were converted to 997,222 Common Shares on a one for one basis. A common stock dividend of $0.2286 per share, for a total of $30,000, was paid March 10, 2004 for common stockholders of record as of March 8, 2004. No dividends were paid in 2003.

POWERCERV CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003
(8)	Related party transactions

Material related party transactions that have been entered into by the Company that are not otherwise in these notes are summarized below.

On March 31, 1999, the Company sold its general consulting and general education business (consulting and education services other than its application-related services) to a related party. Consideration totaled approximately $10 million and consisted of a combination of cash, PowerCerv common stock and a note receivable that matured in 2004 and had an interest rate of 4.56%. During, 2003, the Company reacquired 25,000 shares of preferred stock in lieu of $25,931 cash payments on this note receivable. During 2004, the final cash payment of $110,000 was collected on this note receivable.

On December 30, 2003, the Company signed a management and finance agreement for consulting services with WhiteKnight SST, Inc. (“WhiteKnight”), to develop and implement a business plan for PowerCerv. WhiteKnight has agreed, after the Company satisfied its remaining liabilities and distributed any remaining cash to its current preferred and common Stockholders, to make available to the Company $250,000 in convertible debt or equity capital. Pursuant to this agreement, WhiteKnight can receive up to a 50 percent equity interest in the Company in connection with this infusion of capital. WhiteKnight is controlled by the Company’s present Chief Executive Officer and Corporate Secretary, who also comprise 50% of Powercerv’s Board of Directors. As of December 31, 2004, WhiteKnight and affiliates of WhiteKnight have advanced $78,709 to PowerCerv and is included in the accompanying consolidated balance sheet as due to related party. Based on the above agreement, this debt can be converted into 735,142 of PowerCerv’s common shares as of December 31, 2004.

(9)	Commitments and Contingencies

(a)	Indemnifications

The Company indemnified its officers and directors against costs and expenses related to Stockholder and other claims (i.e. only actions taken in their capacity as officers and directors) that are not covered by the Company’s directors and officers insurance policy. This indemnification is ongoing and does not include a limit on the maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. As of December 31, 2004, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

POWERCERV CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003
(10)	Employee Benefit Plans

(a)	Defined Contribution Plan

The Company has a 401(k) plan covering employees who meet established eligibility requirements. The Company had no employees during 2004 and 2003 and has made no contributions to this plan.

(b)	Stock Option Plan

In June 1995, the Company established a stock option plan, which provides for the granting of both incentive stock options and non-statutory stock options. Only employees are eligible to receive grants of incentive stock options. Generally, options granted under this stock option plan expire 10 years after the date of grant, are exercisable at various times up to four years from the date of grant and are granted at fair market value on the date of the grant. A total of 519,444 shares have been reserved for issuance under the plan. As of December 31, 2004 and 2003 there were no outstanding stock options.

(11)	Prior period adjustment:

In 2004, the Company determined that it had not properly recorded marketable equity securities held by the Company. The following table reflects the impact of the restatement on the relevant items of the Company’s financial statements as of, and for the year ended December 31, 2003.

	As Originally		As
	Reported	Adjustments	Restated
Investments	$-	$123,293	$123,293
Total current assets	154,086	123,293	277,379
Accumulated deficit	(51,811,223)	69,967	(51,741,256)
Accumulated other
comprehensive income	-	53,326	53,326
Total Stockholders’ Deficit	(201,875)	123,293	(78,582)
Total Liabilities &
Stockholders’ Deficit	154,086	123,293	277,379

(12)	Subsequent events:

On June 14, 2005, the Company announced its intention to acquire Search Play, LLC. The Company proposes to exchange approximately 40 million shares of newly issued common stock for 100% of the common stock of Search Play, LLC. The acquisition will include http://www.radioio.com, http://www.searchplay.com, http://www.soundpass.com and all intellectual property associated with these businesses. Search Play, LLC currently operates radioio.com, a 15 channel internet radio group.