Form 10QSB/A
period 2004-03-31
POWERCERV CORP
filed 2005-09-27
CIK 1005758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

FIRST AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Commission File Number 0-27574

PowerCerv Corporation

(Name of small business issuer as specified in its charter)

Florida	59-3350778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 Bayport Drive, Suite 910, Tampa, FL 33607

(Address of principal executive offices, including zip code)

(813) 979-9222

(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

As of September 26, 2005, there were 2,310,000 shares of the registrant's common stock, $.001 par value, outstanding.

PowerCerv Corporation
Form 10-QSB

Index

Part I. Financial Information	Page

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2004 (unaudited)
and December 31, 2003 (audited)	2

Condensed Consolidated Statements of Operations for the Three Months Ended
March 31, 2004 and 2003 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the Three Months Ended
March 31, 2004 and 2003 (unaudited)	4

Condensed Consolidated Statement of Stockholders’ Deficit for the three months
ended March 31, 2004 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6-8

Item 2. Management's Discussion and Analysis or Plan of Operations	9-11

Item 3. Controls and Procedures	12

Part II. Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

Signatures	14

Certifications	15-19

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

PowerCerv Corporation and Subsidiary
Condensed Consolidated Balance Sheets

Assets

	March 31, 2004	December 31,
	(unaudited)	2003
Current assets:
Cash and cash equivalents	$—	$33,086
Marketable securities (restated)	132,862	123,293
Note receivable, related party	—	110,000
Other current assets	8,000	11,000

Total current assets	140,862	$277,379
Total assets	$140,862	$277,379

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$9,197	$11,398
Bank overdraft	53,314	—
Accrued expenses	269,435	344,563
Due to related party	52,105	—

Total current liabilities	384,051	355,961

Commitments and contingencies	—	—

Stockholders’ deficit (restated)	(243,189)	(78,582)

Total liabilities and stockholders’ deficit	$140,862	$277,379

See accompanying notes to condensed consolidated financial statements.

PowerCerv Corporation and Subsidiary
Condensed Consolidated Statements of Operations
 (Unaudited)

	Three months ended March 31,
	2004	2003
Revenues	$—	$—

Costs and expenses:
General and administrative	26,251	59,000

Operating loss	(26,251)	(59,000)

Litigation settlement income	125,000	—
Interest income, net	—	2,000

Income (loss) before income taxes	98,749	(57,000)

Income tax expense	—	3,000

Net income (loss)	98,749

Preferred stock dividend	(270,000)

Net loss attributable tocommon stockholders	($171,251)	(60,000)

Income (loss) per common share:
Basic and diluted:
Net income (loss)	$0.06	(0.05)
Net loss attributable to common shareholders	($0.10)	(0.05)

Shares used in computing net income (loss) per share:
Basic and Diluted	1,652,713	1,313,000

See accompanying notes to condensed consolidated financial statements.

PowerCerv Corporation and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31
	2004	2003
Cash flows from operating activities:
Net income (loss)	$98,749	($60,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in assets and liabilities	(22,224)	(146,000)

Net cash flows provided by (used in) operating activities	76,525	(206,000)

Cash flows from investing activities:
Proceeds received on notes receivable	110,000	21,000

Net cash flows used in investing activities	110,000	21,000

Cash flows from financing activities:
Payment of cash dividend to stockholders	(272,925)	—
Increase in bank overdraft	53,314	—

Net cash flows provided by financing activities	(219,611)	—

Net decrease in cash and cash equivalents	(33,086)	(185,000)

Cash and cash equivalents, beginning of period	33,086	245,000

Cash and cash equivalents, end of period	$—	$60,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

•	In 2004, the Company converted 997,222 shares of preferred stock to 997,222 shares of common stock.

•
In 2004, $27,075 in stock subscriptions receivable were funded through a reduction in cash distributions to stockholders. These stock subscriptions receivable have been levied by the IRS and, as such, the payments further reduced amounts due the IRS.

•	In 2004, an aggregate of $52,105 in payments due the IRS were funded by a related party.

See accompanying notes to condensed consolidated financial statements.

PowerCerv Corporation and Subsidiary
Consolidated Statements of Stockholders’ Deficit
For the three months ended March 31, 2004
(Unaudited)

										Accumulated
	Common Stock		Preferred Stock		Additional			Stock	Other	Other	Total
		Par		Par	Paid-In	Treasury	Accumulated	Subscription	Comprehensive	Comprehensive	stockholders’
	Shares	Value	Shares	Value	Capital	Stock	Deficit	Receivable	Income	Income	Deficit
Balance, December 31, 2003 (as originally reported)	1,312,778	$1,313	1,022,222	$1,022	$51,704,944	($25,931)	($51,811,223)	($72,000)		$0	($201,875)
Prior period adjustment	—	—	—	—	—	—	69,967	—		53,326	$123,293
Balance, December 31, 2003 (restated)	1,312,778	1,313	1,022,222	1,022	51,704,944	(25,931)	(51,741,256)	(72,000)		53,326	(78,582)

Cash distributions to stockholders	—	—	—	—	—	—	(272,925)	—		—	(272,925)

Reduction of subscription receivable in lieu of cash dividend to stockholder	—	—	—	—	—	—	(27,075)	27,075		—	—

Conversion of preferred stock to common stock	997,222	977	(997,222)	(977)	—	—	—			—	—

Comprehensive
Income: Net income	—	—	—	—	—	—	98,749	—	$98,749	—	98,749
Unrealized investment gain (restated)									9,569	9,569	9,569
Comprehensive income (restated)									$108,318

Balance, March 31, 2004 (restated)	2,310,000	$2,310	25,000	$25	$51,704,944	($25,931)	($51,942,507)	($44,925)		$62,895	($243,189)

See accompanying notes to condensed consolidated financial statements.

PowerCerv Corporation and Subsidiary
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Restatement

In 2004, the Company determined that it had not properly recorded marketable equity securities held by the Company. The following table reflects the impact of the restatement on the relevant items of the Company’s financial statements as of, and for the year ended December 31, 2003.

	As Originally		As
	Reported	Adjustments	Restated

Marketable equity securities	$-	$123,293	$123,293
Total current assets	154,086	123,293	277,379
Accumulated deficit	(51,811,223)	(69,967)	(51,741,256)
Accumulated other
comprehensive income	-	53,326	53,326
Total Stockholders’ Deficit	(201,875)	123,293	(78,582)
Total Liabilities &
Stockholders’ Deficit	154,086	123,293	277,379

2.	Organization and Operations

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

PowerCerv Corporation and Subsidiary
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.	Organization and Operations (continued)

The report of the Company’s independent auditors for the year ended December 31, 2003 contains an explanatory paragraph as to the substantial doubt of the Company’s ability to continue as a going concern. No adjustments have been made to the accompanying condensed consolidated financial statements to give effect to this uncertainty.

3.	Marketable equity securities

Marketable equity securities consist of the following at March 31, 2004:
		Net Unrealized	Fair
	Cost	Holding Gains	Value
Common stocks	$69,967.00	$62,895.00	$132,862

4.	Accrued Expenses

Accrued expenses consist of the following at March 31, 2004:

Income tax assessment	$227,296.00
Other	42,139
$269,435.00

5.	Stockholders' equity

In March 2004, all of the outstanding 997,222 shares of preferred stock of the Company were converted to 997,222 shares of common stock.

In February 2004, the Company declared a cash dividend for the Company’s Preferred and Common stockholders of record as of February 27, 2004 and March 8, 2004, respectively. Dividends per share of $0.27075 and $0.02286 were paid to these Preferred and Common stockholders, respectively in March 2004.

6.	Net loss per share

In 2004 and 2003, common stock equivalents were anti-dilutive due to net losses and preferred cash dividends sustained by the Company during these periods, thus common stock equivalents were not used to calculate diluted earnings per share. Common stock equivalents at March 31, 2004 included 657,287 shares of convertible preferred stock and approximately 48,000 shares of related party debt which can be converted to preferred stock.

PowerCerv Corporation and Subsidiary
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.	Income taxes

Income tax expense for the three months ended March 31, 2004 and 2003 consists of the following:

	2004	2003
Current	$—	$—
Deferred	37,500	(23,000)
Change in valuation allowance	(37,500)	23,000
Total income tax expense	$—	$—

Deferred tax assets consist of the following:

2004

Net operating loss carryforwards (subject to annual limitation)	$13,985,000
Valuation allowance	(13,985,000)
$—

Income tax expense differs from that determined by applying the federal statutory rate to pre-tax income due to the change in the valuation allowance.

The Company increased (decreased) its deferred income tax asset valuation allowance by ($37,500) and $23,000 during the three months ended March 31, 2004 and 2003, respectively. The decision to continue to fully reserve the deferred income tax asset was primarily the result of the Company's sale of its operating assets. At March 31, 2004, the Company has net operating loss carry forwards of approximately $36,800,000, for federal income tax purposes that expire at various times from years 2010 to 2023.

8.	Related party transactions:

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

9.	Subsequent event

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

PowerCerv Corporation and Subsidiary
Form 10-QSB/A

Item 2.  Management’ Discussion and Analysis or Plan of Operations

Overview

On December 1, 2002, the Company completed the sale of substantially all of its operating assets to PCV Acquisition, Inc., a subsidiary of ASA International, Ltd (collectively referred to as “ASA”), a holding company of vertical enterprise software solutions based in Framingham, Massachusetts. This transaction was approved by PowerCerv’s stockholders on November 26, 2002. As a result of this transaction, the Company has no current operations. On December 30, 2003, the Company entered into an agreement with WhiteKnight SST, Inc. to develop and implement a business plan for the Company. WhiteKnight SST, Inc. is a public company owned in part by two directors of the Company.

This Quarterly Report on Form 10-QSB and any documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by the Company’s management. Words such as “anticipates,”“expects,”“intends,”“plans,”“believes,”“seeks,”“estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand for the Company’s products and services as described in the Company’s 2003 Annual Report on Form 10KSB filed with the SEC on April 20, 2004, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Plan of Operations -- Forward-Looking Statements and Associated Considerations;”“--Fluctuations in Quarterly Activity and Results of Operations;”“--Competition;”“--Economic and Market Condition Risks;”“--Lengthy Sales Cycle;”“Ability to Manage Change;”“--Liquidity;”“--Availability of Consulting Personnel,”“--Dependence on Product Development and Associated Risks,”“--Dependence on New Products;”“--Dependence on PowerBuilder® and others;”“--Dependence on Proprietary Technology; Risks of Third-Party Claims for Infringement;”“--Expansion of Indirect Channels; Potential for Channel Conflict;”“--Voting Control by Management;”“--Dependence on Key Personnel;” and “--Possible Volatility of Stock Price.” The Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements.

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
Form 10-QSB/A

Item 2.  Management’ Discussion and Analysis or Plan of Operations (continued)

Other income
Other income consists of a cash settlement received from the Company's prior external auditors related to the IRS tax assessment and litigation related thereto.

Dividends and Preferred Stock Conversion

In February 2004, the Company declared a cash dividend for the Company’s Preferred and Common stockholders of record as of February 27, 2004 and March 8, 2004, respectively. Dividends per share of $0.27075 and $0.02286 were paid to these Preferred and Common stockholders, respectively in March 2004.

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
Form 10-QSB/A

Item 2.  Management’ Discussion and Analysis or Plan of Operations (continued)

Liquidity and Capital Resources (continued)

The following tables sets forth, for the periods indicated, certain financial data regarding the Company’s working capital balances, cash and cash equivalents, cash used in operating activities, cash provided by investing activities and cash provided by financing activities:

March 31, 2004

Working capital deficit	($241,298)
Cash and cash equivalents	$0
Marketable equity securities	$132,862

	For the
	Three months ended March 31,
	2004	Change	2003
Cash flows provided by (used) in operating activities	76,525	137%	(206,000)
Cash flows provided by investing activities	110,000	423%	21,000
Cash flows used in financing activities	(219,611)	(100%)	—

For the three-month period ended March 31, 2004, cash provided by operating activities totaled $76,525 due principally to a cash settlement of $125,000 received from the Company’s prior external auditors relating to the IRS assessment and litigation related thereto.

The Company’s cash provided by investing activities totaled $110,000 and $21,000 for the three-month periods ended March 31, 2004 and 2003, respectively, principally due to payments received on notes receivable.

The Company’s cash used in financing activities totaled $220,000 for the three-month period ended March 31, 2004, due to payment received on a stock subscription receivable offset by dividends paid during the quarter.

To date, inflation has not had a material effect on the Company’s financial results. There can be no assurance, however, that inflation may not adversely affect the Company’s financial results in the future.

See “Liquidity and Capital Resources” and “Forward Looking Statements and Associated Considerations—Liquidity” as set forth in the Company’s 2003 Annual Report.

PowerCerv Corporation and Subsidiary
Form 10-QSB/A

ITEM 3.  CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of1934 (the "Exchange Act"), the Company carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures within the 90 days covered by this report. This evaluation was carried out under the supervision and with the participation of the Company’s Chairman. Based upon that evaluation, the Chairman concluded that the disclosure controls and procedures are effective in timely alerting management to material information relating to the Company required to be included in our periodic SEC filings. There have been no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date the evaluation was carried out.

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
Form 10-QSB/A

Part II.  Other Information

Item 1.	Legal Proceedings

The Company, in the normal course of business, may also be subject to miscellaneous legal proceedings.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 31.1 - Certification to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

Exhibit 31.2 - Certification to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

Exhibit 32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

(b)	Reports on Form 8-K

On March 3, 2004, the Company filed a report on Form 8-K disclosing the declaration by its Board of Directors on February 27, 2004, of cash dividends payable on the Company’s preferred stock and common stock.

On January 8, 2004, the Company filed a report on Form 8-K disclosing a joint agreement between the Company and WhiteKnight SST, Inc.

PowerCerv Corporation and Subsidiary
Form 10-QSB/A

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWERCERV CORPORATION

Date: September 26, 2005	/s/ John D. Stanton,
John D. Stanton
Chairman, Principal Financial Officer and Principal Accounting Officer (Duly Authorized Officer)

PowerCerv Corporation

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	PAGE

31. 1	Certification to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer	16

31.2	Certification to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer	17

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer	18

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer	19