Form 10QSB
period 2004-06-30
POWERCERV CORP
filed 2005-09-27
CIK 1005758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

PowerCerv Corporation
Form 10-QSB

Index

Part I. Financial Information	Page

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2004 (unaudited)
and December 31, 2003 (audited)	2

Condensed Consolidated Statements of Operations for the three and six months ended
June 30, 2004 and 2003 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the six months ended
June 30, 2004 and 2003 (unaudited)	4

Condensed Consolidated Statement of Stockholders’ Equity for the six months
ended June 30, 2004 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6-9

Item 2. Management's Discussion and Analysis or Plan of Operations	10-13

Item 3. Controls and Procedures	13

Part II. Other Information

Item 1. Legal Proceedings	14

Item 6. Exhibits and Reports on Form 8-K	14

Signatures	15

Certifications	17-20

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

PowerCerv Corporation and Subsidiary
Condensed Consolidated Balance Sheets

Assets
	June 30, 2004	December 31,
	(unaudited)	2003
Current assets:
Cash and cash equivalents	$20,469	$33,086
Note receivable, related party	-	110,000
Marketable equity securities (restated)	129,685	123,293
Other current assets	5,000	11,000

Total current assets	155,154	$277,379

Total assets	$155,154	$277,379

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$40,407	$11,398
Accrued expenses	345,565	344,563
Due to related party	66,491	-

Total current liabilities	452,463	355,961

Commitments and contingencies	-	-

Stockholders’ deficit (restated)	(297,309)	(78,582)

Total liabilities and stockholders’ deficit	$155,154	$277,379

See accompanying notes to condensed consolidated financial statements.

PowerCerv Corporation and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Revenue	$-	$-	$-	$-

Costs and expenses:
General and administrative	50,943	41,000	77,194	100,000

Operating loss	(50,943)	(41,000)	(77,194)	(100,000)

Litigation settlement income	-	-	125,000	-
Interest income, net	-	3,000	-	5,000

Income (loss) before income taxes	(50,943)	(38,000)	47,806	(95,000)

Income tax provision	-	-	-	3,000

Net income (loss)	(50,943)	(38,000)	47,806	(98,000)

Preferred stock dividend	-	-	(270,000)	-

Net loss attributable to
common stockholders	($50,943)	($38,000)	($222,194)	($98,000)

Income (loss) per common share:
Basic and diluted:
Net income (loss)	($0.02)	($0.03)	$0.02	($.07)
Net loss attributable to
Common stockholders	($0.02)	($0.03)	($0.11)	($.07)

Shares used in computing income
(loss) per share:
Basic and diluted	2,310,000	1,312,778	1,970,287	1,312,778

See accompanying notes to condensed consolidated financial statements.

PowerCerv Corporation and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:

Net income (loss)	$47,806	($98,000)
Adjustments to reconcile net income
(loss) to net cash used in operating
activities:
Changes in assets and liabilities	36,011	(234,000)

Net cash flows provided by (used in)
operating activities	83,817	(332,000)

Cash flows from investing activities:
Proceeds received on notes receivable	110,000	116,000

Net cash flows used in investing activities	110,000	116,000

Cash flows from financing activities:
Related party loan proceeds	66,491	-
Payment of cash dividend to
stockholders	(272,925)	-

Net cash flows provided by financing
activities	(206,434)	-

Net decrease in cash and cash equivalents	(12,617)	(216,000)

Cash and cash equivalents, beginning of
period	33,086	245,000

Cash and cash equivalents, end of period	$20,469	$29,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

•	In 2004, the Company converted 997,222 shares of preferred stock to 997,222 shares of common stock.

•
In 2004, $27,075 in stock subscriptions receivable were funded through a reduction in cash dividends to stockholders. These stock subscriptions receivable have been levied by the IRS and, as such, the payments further reduced amounts due the IRS.

PowerCerv Corporation and Subsidiary
Condensed Consolidated Statement of Stockholders’ Deficit
For the Six Months ended June 30, 2004
(Unaudited)

										Accumulated
	Common Stock		Preferred Stock		Additional			Stock		Other	Total
		Par		Par	Paid-In	Treasury	Accumulated	Subscription	Comprehensive	Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Capital	Stock	Deficit	Receivable	Income	Income	Deficit
Balance, December 31, 2003 (as originally reported)	1,312,778	$1,313	1,022,222	$1,022	$51,704,944	($25,931)	($51,811,223)	($72,000)		$0	($201,875)
Prior period adjustment	-	-	-	-	-	-	69,967	-		53,326	$123,293
Balance, December 31, 2003 (restated)	1,312,778	1,313	1,022,222	1,022	51,704,944	(25,931)	(51,741,256)	(72,000)		53,326	(78,582)

Cash dividends to stockholders	-	-	-	-	-	-	(272,925)	-		-	(272,925)

Reduction of subscription receivable in lieu of cash dividend to stockholder	-	-	-	-	-	-	(27,075)	27,075		-	-

Conversion of preferred stock to common stock	997,222	997	(997,222)	(997)	-	-	-	-		-	-

Comprehensive income:
Net income	-	-	-	-	-	-	47,806	-	$47,806	-	47,806
Unrealized investment gain									6,392	6,392	6,392
Comprehensive income									$54,198
Balance, June 30, 2004	2,310,000	$2,310	25,000	$25	$51,704,944	($25,931)	($51,993,450)	($44,925)		$59,718	($297,309)

PowerCerv Corporation and Subsidiary
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Organization and Operations

The condensed consolidated balance sheet of PowerCerv Corporation and its subsidiary (collectively, the “Company”) as of June 30, 2004, and the condensed consolidated statements of operations for the three months and the six months ended June 30, 2004 and 2003 and the condensed consolidated statements of cash flows for the six months ended June 30, 2004 and 2003 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and six months June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003, have been made.
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

The results of operations for the three and six months ended June 30, 2004, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

The report of the Company’s independent auditors for the year ended December 31, 2003 contains an explanatory paragraph as to the substantial doubt of the Company’s ability to continue as a going concern. No adjustments have been made to the accompanying condensed consolidated financial statements to give effect to this uncertainty.

PowerCerv Corporation and Subsidiary
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.	Summary of significant accounting policies

Use of estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. To the extent management’s estimates prove to be incorrect, financial results for future periods may be adversely affected. Significant estimates contained in the accompanying consolidated financial statements include management’s estimate of accrued expenses.

Marketable equity securities - Marketable equity securities consist of publicly traded equity securities which are classified as available for sale and are recorded at market using the specific identification method. Unrealized gains and losses on available-for-sale securities are reflected as a component of other comprehensive income in the accompanying consolidated statement of stockholders’ equity and other comprehensive income. All realized and unrealized investment gains and losses are recognized based on specific identification of the equity securities.

Income (loss) per common share - Basic income (loss) per common share is computed by dividing net income (loss) less preferred stock dividends by the weighted average number of common shares outstanding during the reported period. Diluted income (loss) per common share reflects the potential dilution that could occur assuming the conversion of the convertible preferred stock using the if-converted method. The effect of incremental shares from common stock equivalents is not included in the calculation of loss per share for the periods ended June 30, 2004 and 2003 as the inclusion of such common stock equivalents would be anti-dilutive. Common stock equivalents at June 30, 2004 included approximately 340,000 shares of convertible preferred stock and approximately 331,000 shares of related party debt which can be converted to common stock.

Accumulated other comprehensive income - Accumulated other comprehensive income consists entirely of unrealized gains on marketable equity securities classified as available for sale. Accumulated other comprehensive income has no applicable income tax as any income tax associated with unrealized gains will be offset by a decrease in the deferred tax asset valuation allowance.

3.	Marketable equity securities

Marketable equity securities consist of the following at June 30, 2004:

	Net Unrealized	Fair Holding	Net Unrealized
	Cost	Gains	Value
Common stocks	$69,967	$59,718	$129,685

PowerCerv Corporation and Subsidiary
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.	Accrued expenses

Accrued expenses consist of the following at June 30, 2004:

Income tax assessment	$227,296
Other	118,269

$345,655

5.	Stockholders' equity

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

6.	Income taxes

Deferred tax assets consist of the following as of June 30, 2004:
Net operating loss carryforwards (subject to annual limitation)	$14,005,000
Valuation allowance	(14,005,000)
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

As of June 30, 2005, PowerCerv had a federal net operating loss carry forward of approximately $37 million. If not utilized, the losses will begin to expire in 2010. Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the net operating loss and other deductions which are available to the company. The Company has not determined whether their losses are subject to these limitations. The net operating losses shown as deferred assets could be significantly limited if they are subject to these limitations.

PowerCerv Corporation and Subsidiary
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.	Related party transactions:

On December 30, 2003, the Company signed a management and finance agreement for consulting services with WhiteKnight SST, Inc. (“WhiteKnight”), to develop and implement a business plan for PowerCerv. WhiteKnight has agreed to make available to the Company $250,000 in convertible debt or equity capital. Pursuant to this agreement, WhiteKnight can receive up to a 50 percent equity interest in the Company in connection with this infusion of capital. WhiteKnight is owned in part by the Company’s Chief Executive Officer and Corporate Secretary. WhiteKnight advanced the Company approximately $66,490 during the six months ended June 30, 2004.

8.	Prior period adjustment

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

PowerCerv Corporation and Subsidiary
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

PowerCerv Corporation and Subsidiary
Form 10-QSB

Item 2. Management’ Discussion and Analysis or Plan of Operations (continued)

Results of operations

	Three months ended June			Six months ended June
	2004	2003	% Change	2004	2003	% Change
Revenue	$0	$0	0%	$0	$0	0%
General and administrative	50,943	41,000	24%	77,194	100,000	-23%

Operating loss	(50,943)	(41,000)	24%	(77,194)	(100,000)	-23%

Other income, net	0	3,000	-100%	125,000	5,000	2400%
Income tax provision	0	0		0	3,000

Net income (loss)	($50,943)	($38,000)	34%	$47,806	($98,000)	-150%

General and Administrative (“G&A”)

G&A expenses primarily include accounting, legal and related corporate expenses. G&A expenses increased 24% for the three-month period ended June 30, 2004 compared to the same period in 2003. This increase was due to incurring additional accounting and legal fees in the second quarter of 2004. Similar fees were incurred in the first quarter of 2003 rather than the second quarter of 2003 due to the timing of engaging legal and accounting services.

For the six-month period ended June 30, 2004, G&A expenses decreased 23% from the same period in 2003 primarily due to a decrease in legal fees.

Other income

Other income for 2004 consists of a cash settlement received from the Company's prior external auditors related to the IRS tax assessment and litigation related thereto.

Income taxes

The Company’s federal income tax returns for the years ended December 31, 1996 and 1995 were subject to a routine examination by the Internal Revenue Service (IRS) that resulted in an assessment of approximately $66,000 of federal tax. The Company recorded a charge for estimated federal and state income tax and related interest costs upon receiving the notice of assessment in 2000. The Company ultimately settled this matter with the IRS by paying approximately $183,000 in 2003 and 2004

PowerCerv has an income tax net operating loss carryforward (“NOL”) of approximately $36 million, which expires between 2010 and 2023. Due to the uncertainty of ultimately realizing a benefit from this NOL, we have provided a valuation allowance equal to 100% of this tax benefit. Taxable income for the six months ended June 30, 2004 was offset by this NOL and accordingly no tax provision has been recorded as a result of a change in the valuation allowance.

PowerCerv Corporation and Subsidiary
Form 10-QSB

Item 2. Management’ Discussion and Analysis or Plan of Operations (continued)

Liquidity and Capital Resources

Our auditors issued a “going concern” opinion on the financial statements for the year ended December 31, 2003, indicating that we had a working capital deficiency and a stockholders’ deficit and had sold our principal business assets on December 1, 2002 and ceased revenue generating activities on that date. These factors raise substantial doubt in PowerCerv’s ability to continue as a going concern.

For the six-month period ended June 30, 2004, cash provided by operating activities was approximately $84,000 due principally to net income of $48,000, which reflected, in part, a cash settlement of $125,000 received from the Company’s prior external tax accountants relating to the IRS assessment and related litigation. Cash used for operating activities was approximately $332,000 for the six months ended June 30, 2003 due to a net loss of $98,000 and the payment of current liabilities of approximately $200,000.

The Company’s cash provided by investing activities totaled $110,000 and $116000, for the six-month periods ended June 30, 2004 and 2003, respectively, principally due to payments received on notes receivable.

The Company’s cash used in financing activities was approximately $206,000 for the six-month period ended June 30, 2004, due to payment of dividends of approximately $273,000 offset a loan from related part of approximately $67,000.

At June 30, 2004, we had available cash of approximately $20,000, marketable securities of approximately $132,000 and current liabilities of approximately $453,000 resulting in a working capital deficiency of approximately $295,000. While all current liabilities are due on demand, we do not expect to pay approximately $300,000 of accrued expenses and $66,000 due to related party prior to December 31, 2005.

On December 30, 2003, the Company entered into an agreement with WhiteKnight, a related party, to develop and implement a business plan for the Company. Pursuant to this agreement, WhiteKnight has agreed to infuse $250,000 into the Company and can receive up to a 50 percent equity interest in the Company through the conversion of the $250,000 to Company stock. Through June 30, 2004, $66,000 of the $250,000 had been received. We anticipate that the cash generated from the sale of marketable securities in April 2005 for approximately $150,000 and the commitment of WhiteKnight to infuse an additional $171,000 of cash into the Company will be sufficient to fund current operations through December 31, 2005.

PowerCerv Corporation and Subsidiary
Form 10-QSB

Item 2. Management’ Discussion and Analysis or Plan of Operations (continued)

Liquidity and Capital Resources (continued)

We are dependent on identifying an acceptable merger candidate in order to continue as a going concern on a long-term basis. Accordingly, we announced our intended acquisition of SearchPlay, LLC, an internet radio company in June 2005. We believe that SearchPlay’s operations will require significant cash flow over the first twelve months of operations subsequent to our acquisition. We believe that we are dependent on obtaining loans from WhiteKnight and other entities affiliated with our current Chief Executive Officer (referred to herein as “the Affiliated Entities”) or other investors. It is unrealistic to believe that unrelated parties will offer terms as generous as those obtained from the Affiliated Entities, and it is also unlikely that any financing could be obtained under any terms without the financing of the Affiliated Entities.

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

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures within the 90 days covered by this report. This evaluation was carried out under the supervision and with the participation of the Company’s Chairman. Based upon that evaluation, the Chairman concluded that the disclosure controls and procedures are effective in timely alerting management to material information relating to the Company required to be included in our periodic SEC filings. There have been no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date the evaluation was carried out.

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

None

PowerCerv Corporation and Subsidiary
Form 10-QSB

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWERCERV CORPORATION

Date: September 26, 2005	/s/ John Stanton
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