Form 10QSB
period 2005-03-31
POWERCERV CORP
filed 2006-02-22
CIK 1005758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission File Number 0-27574

PowerCerv Corporation
(Name of small business issuer as specified in its charter)

Florida	59-3350778
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3000 Bayport Drive, Tampa, Florida 33607
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

Yes ☐ No ☒

As of February 16, 2006, there were 34,210,000 shares of the registrant's common stock, $.001 par value, outstanding.

PowerCerv Corporation
Form 10-QSB

Index

Part I. Financial Information	Page

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2005 (unaudited) and December 31, 2004 (audited)	2

Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (unaudited)	4

Condensed Consolidated Statement of Stockholders’ Deficit for the three months ended March 31, 2005 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6-8

Item 2. Management's Discussion and Analysis or Plan of Operations	9-11

Item 3. Controls and Procedures	12

Part II. Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

Signatures	14

POWERCERV CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

	(Unaudited) March 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash	$69,484	$20,793
Marketable equity securities	145,569	154,835

Total current assets	$215,053	$175,628

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$30,244	$25,529
Accrued expenses	341,852	344,851
Due to related party	79,486	78,709

Total current liabilities	451,582	449,089

COMMITMENTS AND CONTINGENCY (Note 7)	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 45,000,000 shares authorized,
2,310,000 shares issued and outstanding	2,310	2,310
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
25,000 shares issued and no shares outstanding	25	25
Additional paid-in capital	51,704,944	51,704,944
Treasury stock, preferred, at cost	(25,931)	(25,931)
Stock subscription receivable	-	(44,925)
Accumulated deficit	(51,993,479)	(51,994,752)
Accumulated other comprehensive income	75,602	84,868

Total stockholders' deficit	(236,529)	(273,461)

Total liabilities and stockholders' deficit	$215,053	$175,628

The accompanying notes are an integral part of these consolidated financial statements.

POWERCERV CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	ended	ended
	March 31, 2005	March 31, 2004

REVENUE	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	3,584	26,251

OPERATING LOSS	(3,584)	(26,251)

OTHER INCOME
Investment income	4,857
Litigation settlement income	-	125,000

TOTAL OTHER INCOME	4,857	125,000

INCOME BEFORE INCOME TAX	1,273	98,749

PROVISION FOR INCOME TAXES	-	-

NET INCOME	1,273	98,749

PREFERRED STOCK DIVIDEND	-	(270,000)

NET INCOME (LOSS) ATTRIBUTABLE
TO COMMON STOCKHOLDERS	$1,273	$(171,251)

INCOME (LOSS) PER COMMON SHARE
Basic and diluted:
Net income	$0.00	$0.06
Net income (loss) attributable to common shareholders
	$0.00	($0.10)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic and diluted	2,310,000	1,652,713

The accompanying notes are an integral part of these consolidated financial statements.

POWERCERV CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	ended	ended
	March 31, 2005	March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,273	$98,749
Adjustments to reconcile net income to cash
flows from operating activities:
Net (increase) decrease in assets:
Other current assets	-	3,000
Net increase (decrease) in liabilities:
Accounts payable and accrued expenses	1,716	(25,224)
Total adjustments	1,716	(22,224)
Net cash flows from operating activities	2,989	76,525

CASH FLOWS FROM INVESTING ACTIVITIES
Collection of notes receivable	-	110,000
Net cash flows from investing activities	-	110,000

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loan proceeds	777	53,314
Collection of stock subscription receivable	44,925	-
Cash distributions to stockholders	-	(272,925)
Net cash flows from financing activities	45,702	(219,611)

Net change in cash	48,691	(33,086)
Cash balance, beginning of period	20,793	33,086
Cash balance, end of period	$69,484	$-

Supplemental disclosures of cash flow information:
Cash paid for interest expense	$-	$-

Supplemental schedule of non-cash investing
and financing activities:
Reduction in stock subscription receivable in lieu of
cash distribution to shareholder	$-	$27,075

The accompanying notes are an integral part of these consolidated financial statements.

POWERCERV CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2005
(Unaudited)

										Accumulated
					Additional		Stock		Other	Other
	Common Stock		Preferred Stock		Paid-in	Treasury	Subscription	Accumulated	Comprehensive	Comprehensive
	Shares	Value	Shares	Value	Capital	Stock	Receivable	Deficit	Income	Income	Total

Balance, Dec 31, 2004	2,310,000	$2,310	25,000	$25	$51,704,944	$(25,931)	$(44,925)	$(51,994,752)		$84,868	$(273,461)

Collection of subscription receivable	-	-	-	-	-	-	44,925	-		-	44,925

Comprehensive loss:
Net income	-	-	-	-	-	-	-	1,273	$1,273		1,273
Recognition of unrealized investment gain upon disposal of investments	-	-	-	-	-	-	-	-	(9,266)	(9,266)	(9,266)

Comprehensive loss									$(7,993)

Balance, Mar 31, 2005	2,310,000	$2,310	25,000	$25	$51,704,944	$(25,931)	$-	$(51,993,479)		$75,602	$(236,529)

The accompanying notes are an integral part of these consolidated financial statements.

PowerCerv Corporation and Subsidiary
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   Organization and Operations

The condensed consolidated balance sheet of PowerCerv Corporation and its subsidiary (collectively, the “Company”) as of March 31, 2005, and the condensed consolidated statements of operations for the three months ended March 31, 2005 and 2004, the condensed consolidated statement of stockholders’ deficit for the three months ended March 31 2005, and the condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows as of and for the three months ended March 31, 2005 have been made.

On December 1, 2002, the Company completed the sale of substantially all of its operating assets to a subsidiary of ASA International, Ltd. As a result of this transaction, the Company has no current operations. On December 30, 2003, the Company entered into an agreement with WhiteKnight SST, Inc. to develop and implement a business plan for the Company. WhiteKnight SST, Inc. is a public company owned in part by two directors of the Company. During June 2005, the Company announced its intention to acquire Search Play, LLC, an internet radio provider. On November 23, 2005, the Company completed the acquisition of Search Play, LLC.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s 2004 Annual Report on Form 10-KSB filed with the SEC on August 20, 2005.

The results of operations for the three months ended March 31, 2005, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

The report of the Company’s independent auditors for the year ended December 31, 2004 contains an explanatory paragraph as to the substantial doubt of the Company’s ability to continue as a going concern. No adjustments have been made to the accompanying condensed consolidated financial statements to give effect to this uncertainty.

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

Income (loss) per common share - Basic income (loss) per common share is computed by dividing net income (loss) less preferred stock dividends by the weighted average number of common shares outstanding during the reported period. Diluted income (loss) per common share reflects the potential dilution that could occur assuming the conversion of stock equivalents using the if-converted method. The effect of incremental shares from common stock equivalents is not included in the calculation of loss per share for the period ended March 31, 2004 as the inclusion of such common stock equivalents would be anti-dilutive.

Accumulated other comprehensive income - Accumulated other comprehensive income consists entirely of unrealized gains on marketable equity securities classified as available for sale. Accumulated other comprehensive income has no applicable income tax affect as any income tax associated with unrealized gains will be offset by a decrease in the deferred tax asset valuation allowance.

PowerCerv Corporation and Subsidiary
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.   Accrued Expenses

Accrued expenses consist of the following at March 31, 2005:

State tax assessments	$247,296
Other	94,556

Total accrued expenses	$341,852

5.   Income taxes

The Company has accumulated a net operating loss carryforward of approximately $36.5 million for income tax purposes, which can be used to offset future taxable income from 2010 through 2025.

Estimated future tax benefit	$14,000,000
Valuation allowance	(14,000,000)

Estimated future tax benefit	$--

6.   Related party transactions:

On December 30, 2003, the Company signed a management and finance agreement for consulting services with WhiteKnight SST, Inc. (“WhiteKnight”), to develop and implement a business plan for PowerCerv. WhiteKnight has agreed to make available to the Company $250,000 in debt or equity capital. WhiteKnight is owned in part by the Company’s Chief Executive Officer and Corporate Secretary. WhiteKnight advanced the Company approximately $79,000 as of March 31, 2005.

7.   Subsequent Events

On November 23, 2005, the Company acquired Search Play, LLC in exchange for 26.43 million shares of newly issued common stock and $1 million cash, which was loaned to the Company by related parties. The acquisition included http://www.radioio.com, http://www.searchplay.com, http://www.soundpass.com and all intellectual property associated with these businesses. Search Play, LLC currently operates radioio.com, a 15 channel internet radio group. Simultaneously with the acquisition of Search Play, 5.37 million shares were issued to an affiliate of WhiteKnight as a conversion of the Company’s outstanding debt to equity.

PowerCerv Corporation and Subsidiary
Form 10-QSB

Item 2.   Management’ Discussion and Analysis or Plan of Operations

Overview

On December 1, 2002, we completed the sale of substantially all of our operating assets to a subsidiary of ASA International, Ltd. As a result of this transaction, we had no significant operations for the three months ended March 31, 2005.

On December 30, 2003, we entered into an agreement with WhiteKnight SST (“WhiteKnight”), a related party, to develop and implement a business plan for the Company. Pursuant to this agreement, WhiteKnight will infuse $250,000 into PowerCerv, which will initially be classified as debt. WhiteKnight SST, Inc. is a public company owned in part by two directors of the Company.

Pursuant to WhiteKnight’s business plan, on June 14, 2005, we announced the completion of a definitive agreement for the acquisition of Search Play, LLC, an internet radio company. We consummated this acquisition on November 23, 2005 in exchange for 26.43 million shares of our common stock and $1 million cash, which was loaned to the Company by related parties. Simultaneously with the acquisition of Search Play, 5.37 million shares were issued to an affiliate of WhiteKnight as a conversion of the Company’s outstanding debt to equity. The former shareholders of Search Play and the convertible debt holders owned 93% of the outstanding shares of the Company immediately after the acquisition. Since Search Play is considered the acquirer for accounting and financial reporting purposes, the transaction will be accounted for in accordance with reverse acquisition accounting principles as though it were a recapitalization of PowerCerv and a sale of shares by Search Play in exchange for the net assets of PowerCerv.

This Quarterly Report on Form 10-QSB and any documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by the Company’s management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Forward-looking statements include, without limitation, statements regarding the completion of the acquisition of Search Play, LLC as described in the Company’s 2004 Annual Report on Form 10KSB filed with the SEC. The Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements.

PowerCerv Corporation and Subsidiary
Form 10-QSB

Item 2.   Management’ Discussion and Analysis or Plan of Operations (continued)

Results of Operations

The following table presents the percentage of period-over-period dollar change for the line items in our Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2005 and 2004. These comparisons of financial results are not necessarily indicative of future results.

	Three Months ended March 31,
	2005	2004	% Change
Revenue	$0	$0	0%
General and administrative	3,584	26,251	-86%

Operating loss	(3,584)	(26,251)	-86%

Other income, net	4,857	125,000	-96%
Provision for income taxes	0	0

Net income	$1,273	$98,749	-99%

General and Administrative (“G&A”) - G&A expenses primarily include accounting, legal and related corporate expenses. The decrease in G&A expenses for the three-month period ended March 31, 2005, compared to the three-month period ended March 31, 2004, was primarily due to a decrease in legal and accounting fees for the three months ended March 31, 2005.

Other Income - Other income for the three months ended March 31, 2004 included $125,000 one-time legal settlement with the Company’s prior tax advisors. The Company did not have significant other income for the three months ended March 31, 2005.

PowerCerv Corporation and Subsidiary
Form 10-QSB

Item 2.   Management’ Discussion and Analysis or Plan of Operations (continued)

Liquidity and Capital Resources

As of March 31, 2005, we had a working capital deficit and stockholders’ deficit of approximately $237,000. While all current liabilities are due on demand, we do not expect to pay approximately $300,000 of accrued expenses and $79,000 due to related party prior to December 31, 2005. During April 2005, we sold our marketable securities for approximately $148,000 of cash.

We are dependent on identifying an acceptable merger candidate in order to continue as a going concern on a long-term basis. Accordingly, we acquired SerachPlay, LLC, an internet radio company in September 2005. We believe that Search Play’s operations will require significant cash flow over the next twelve months. We believe that we are dependent on obtaining loans from WhiteKnight and other entities affiliated with our current Chief Executive Officer (referred to herein as “the Affiliated Entities”) or other investors. WhiteKnight has agreed to provide up to $250,000 of financing to the Company. As of March 31, 2005, WhiteKnight had loaned us approximately $79,000 of the $250,000 available. It is unrealistic to believe that unrelated parties will offer terms as generous as those obtained from the Affiliated Entities, and it is also unlikely that any financing could be obtained under any terms without the financing of the Affiliated Entities.

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

For the three-month period ended March 31, 2005, cash provided by operating activities totaled $2,989 due to net income of $1,273 and increase in current liabilities of $1,716. For the three-month period ended March 31, 2004, cash provided by operating activities totaled $76,525 principally due to $98,749 of net income offset by $25,224 decrease in current liabilities.

The Company’s cash provided by investing activities totaled $0 and $110,000 for the thee-month periods ended March 31, 2005 and 2004, respectively, due entirely to collection of notes receivable during the three months ended March 31, 2004.

The Company received $45,702 from financing activities for the three-months ended March 31, 2005 primarily from the collection of stock subscription receivable. The Company used $220,820 for financing activities for the three months ended March 31, 2004 for the payment of $272,925 of dividends, partially offset by receipt of cash from related party loans of $53,314.

See “Liquidity and Capital Resources” and “Forward Looking Statements and Associated Considerations—Liquidity” as set forth in the Company’s 2004 Annual Report.

PowerCerv Corporation and Subsidiary
Form 10-QSB

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

PowerCerv Corporation and Subsidiary
Form 10-QSB

Part II.  Other Information

Item 1:  Legal Proceedings

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

Item 6:  Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this report:

Exhibit 31.1	Certification to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

Exhibit 31.2	Certification to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

(b) Reports on Form 8-K

None

PowerCerv Corporation and Subsidiary
Form 10-QSB

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWERCERV CORPORATION

Date: February 16, 2006	By:	/s/ John Stanton
John Stanton, Chairman, Principal Executive Officer and Principal Financial Officer (Duly Authorized Officer)

PowerCerv Corporation

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

31.2	Certification to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer