Form 10QSB
period 2005-06-30
POWERCERV CORP
filed 2006-02-22
CIK 1005758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

PowerCerv Corporation
Form 10-QSB

Index

Part I. Financial Information	Page

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004 (audited)	2

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004 (unaudited)	4

Condensed Consolidated Statement of Stockholders’ Deficit for the six months ended June 30, 2005 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6-9

Item 2. Management's Discussion and Analysis or Plan of Operations	10-12

Item 3. Controls and Procedures	13

Part II. Other Information

Item 1. Legal Proceedings	14

Item 6. Exhibits and Reports on Form 8-K	14

Signatures	15

POWERCERV CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

	(Unaudited)
	June 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash	$123,980	$20,793
Marketable equity securities	-	154,835

Total current assets	123,980	175,628

OTHER ASSETS
Loans to acquisition target	80,000	-

Total assets	$203,980	$175,628

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$13,094	$25,529
Accrued expenses	341,647	344,851
Due to related party	-	78,709

Total current liabilities	354,741	449,089

LONG-TERM LIABILITIES
Common stock subscription advances	250,000	-
Due to related party	79,486	-

Total liabilities	684,227	449,089

COMMITMENTS	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 45,000,000 shares authorized,
2,310,000 shares issued and outstanding	2,310	2,310
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
25,000 shares issued and no shares outstanding	25	25
Additional paid-in capital	51,704,944	51,704,944
Treasury stock, preferred, at cost	(25,931)	(25,931)
Stock subscription receivable	-	(44,925)
Accumulated deficit	(52,161,595)	(51,994,752)
Accumulated other comprehensive income	-	84,868

Total stockholders' deficit	(480,247)	(273,461)

Total liabilities and stockholders' deficit	$203,980	$175,628

The accompanying notes are an integral part of these consolidated financial statements

POWERCERV CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

REVENUE	$-	$-	$-	$-

GENERAL AND ADMINISTRATIVE
EXPENSES	245,863	50,943	249,448	77,194

OPERATING LOSS	(245,863)	(50,943)	(249,448)	(77,194)

OTHER INCOME
Investment income	77,748	-	82,605	-
Litigation settlement income	-	-	-	125,000

TOTAL OTHER INCOME	77,748	-	82,605	125,000

INCOME (LOSS) BEFORE INCOME TAX	(168,115)	(50,943)	(166,843)	47,806

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	(168,115)	(50,943)	(166,843)	47,806

PREFERRED STOCK DIVIDEND	-	-	-	(270,000)

NET LOSS ATTRIBUTABLE
TO COMMON STOCKHOLDERS	$(168,115)	$(50,943)	$(166,843)	$(222,194)

INCOME (LOSS) PER COMMON SHARE
Basic and diluted:
Net income (loss)	($0.07)	($0.02)	($0.07)	$0.02
Net loss attributable
to common shareholders	($0.07)	($0.02)	($0.07)	($0.11)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic and diluted	2,310,000	2,310,000	2,310,000	1,970,287

The accompanying notes are an integral part of these consolidated financial statements

POWERCERV CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	ended	ended
	June 30, 2005	June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(166,843)	$47,806
Adjustments to reconcile net income (loss) to cash
flows from operating activities:
Gain on sale of marketable equity securities	(77,748)	-
Net (increase) decrease in assets:
Other current assets	-	6,000
Net increase (decrease) in liabilities:
Accounts payable and accrued expenses	(15,639)	30,011
Total adjustments	(93,387)	36,011
Net cash flows from operating activities	(260,230)	83,817

CASH FLOWS FROM INVESTING ACTIVITIES
Collection of notes receivable	-	110,000
Proceeds from sale of marketable equity securities	147,715	-
Loans to acquisition targets	(80,000)	-
Net cash flows from investing activities	67,715	110,000

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock subscription advances	250,000	-
Related party loan proceeds	777	66,491
Collection of stock subscription receivable	44,925	-
Cash distributions to stockholders	-	(272,925)
Net cash flows from financing activities	295,702	(206,434)

Net change in cash	103,187	(12,617)
Cash balance, beginning of period	20,793	33,086
Cash balance, end of period	$123,980	$20,469

Supplemental disclosures of cash flow information:
Cash paid for interest expense	$-	$-

Supplemental schedule of non-cash investing
and financing activities:
Reduction in stock subscription receivable in lieu of
cash distribution to shareholder	$-	$27,075

The accompanying notes are an integral part of these consolidated financial statements

POWERCERV CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2005
(Unaudited)

										Accumulated
					Additional		Stock		Other	Other
	Common Stock		Preferred Stock		Paid-in	Treasury	Subscription	Accumulated	Comprehensive	Comprehensive
	Shares	Value	Shares	Value	Capital	Stock	Receivable	Deficit	Income	Income	Total

Balance, Dec 31, 2004	2,310,000	$2,310	25,000	$25	$51,704,944	$(25,931)	$(44,925)	$(51,994,752)		$84,868	$(273,461)

Collection of subscription receivable	-	-	-	-	-	-	44,925	-		-	44,925

Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(166,843)	$(166,843)	-	(166,843)
Recognition of unrealized investment gain upon disposal of investments	-	-	-	-	-	-	-	-	(84,868)	(84,868)	(84,868)

Comprehensive loss									$(251,711)

Balance, Jun 30, 2005	2,310,000	$2,310	25,000	$25	$51,704,944	$(25,931)	$-	$(52,161,595)		$-	$(480,247)

The accompanying notes are an integral part of these consolidated financial statements

PowerCerv Corporation and Subsidiary
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Operations

The condensed consolidated balance sheet of PowerCerv Corporation and its subsidiary (collectively, the “Company”) as of June 30, 2005, and the condensed consolidated statements of operations for the three and six months ended June 30, 2005 and 2004, the condensed and consolidated statement of stockholders’ deficit for the six months ended June 30, 2005 and the condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows as of and for the six months ended June 30, 2005 have been made.

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

The results of operations for the six months ended June 30, 2005, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

Income (loss) per common share - Basic income (loss) per common share is computed by dividing net income (loss) less preferred stock dividends by the weighted average number of common shares outstanding during the reported period. Diluted income (loss) per common share reflects the potential dilution that could occur assuming the conversion of stock equivalents using the if-converted method. The effect of incremental shares from common stock equivalents is not included in the calculation of loss per share for the periods ended June 30, 2005 and 2004 as the inclusion of such common stock equivalents would be anti-dilutive.

Accumulated other comprehensive income - Accumulated other comprehensive income (“OCI) consisted entirely of unrealized gains on marketable equity securities classified as available for sale. Accumulated OCI was reduced to zero at June 30, 2005 as the underlying marketable equity securities were sold during May 2005. Accumulated OCI had no applicable income tax affect as any income tax associated with unrealized gains would be offset by a decrease in the deferred tax asset valuation allowance.

PowerCerv Corporation and Subsidiary
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.       Accrued Expenses

Accrued expenses consist of the following at June 30, 2005:

State tax assessments	$247,296
Other	94,351

Total accrued expenses	$341,647

5.       Income taxes

The Company has accumulated a net operating loss carryforward of approximately $37 million for income tax purposes, which can be used to offset future taxable income from 2010 through 2025.

Estimated future tax benefit	$14,000,000
Valuation allowance	(14,000,000)

Estimated future tax benefit	$--

6.       Common Stock Subscription Advances

During May and June 2005, the Company received $250,000 cash from twelve accredited private investors under stock subscription agreements for 500,000 of the Company’s common shares. These advances are included as liabilities until the underlying shares are issued to these investors.

7.       Related party transactions:

On December 30, 2003, the Company signed a management and finance agreement for consulting services with WhiteKnight SST, Inc. (“WhiteKnight”), to develop and implement a business plan for PowerCerv. WhiteKnight has agreed to make available to the Company $250,000 in debt or equity capital. WhiteKnight is owned in part by the Company’s Chief Executive Officer and Corporate Secretary. WhiteKnight advanced the Company approximately $80,000 as of June 30, 2005, which is included in non-current liabilities.

PowerCerv Corporation and Subsidiary
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.       Subsequent Event - Acquisition:

On November 23, 2005, the Company acquired Search Play, LLC in exchange for 26.43 million shares of newly issued common stock and $1 million cash, which was loaned to the Company by related parties. The acquisition included http://www.radioio.com, http://www.searchplay.com, http://www.soundpass.com and all intellectual property associated with these businesses. Search Play, LLC currently operates radioio.com, a 15 channel internet radio group. In anticipation of the above acquisition, the Company has made non-interest bearing cash advances of $80,000 as of June 30, 2005 to Search Play, LLC to fund Search Play’s ongoing operations. These cash advances are included in other assets at June 30, 2005 as such amounts are anticipated to be allocated to goodwill and/or other intangible assets upon completion of the purchase price allocation.

Simultaneously with the acquisition of Search Play, 5.37 million shares were issued to an affiliate of WhiteKnight as a conversion of the Company’s outstanding debt to equity.

PowerCerv Corporation and Subsidiary
Form 10-QSB

Item 2. Management’ Discussion and Analysis or Plan of Operations

Overview

On December 1, 2002, we completed the sale of substantially all of our operating assets to a subsidiary of ASA International, Ltd. As a result of this transaction, we had no revenue for the six months ended June 30, 2005. On December 30, 2003, we entered into an agreement with WhiteKnight SST (“WhiteKnight”), a related party, to develop and implement a business plan for the Company. Pursuant to this agreement, WhiteKnight will infuse $250,000 into PowerCerv, which will initially be classified as debt. WhiteKnight SST, Inc. is a public company owned in part by two directors of the Company.

Pursuant to WhiteKnight’s business plan, on June 14, 2005, we announced the completion of a definitive agreement for the acquisition of Search Play, LLC, an internet radio company. We consummated this acquisition on November 23, 2005 in exchange for 26.43 million shares of our common stock and $1 million cash which was loaned to the Company by related parties. Simultaneously with the acquisition of Search Play, 5.37 million shares were issued to an affiliate of WhiteKnight as a conversion of the Company’s outstanding debt to equity. The former shareholders of Search Play and the convertible debt holders owned 93% of the outstanding shares of the Company immediately after the acquisition. Since Search Play is considered the acquirer for accounting and financial reporting purposes, the transaction will be accounted for in accordance with reverse acquisition accounting principles as though it were a recapitalization of PowerCerv and a sale of shares by Search Play in exchange for the net assets of PowerCerv. In anticipation of the Search Play acquisition, we have made cash advances of $80,000 to subsidiaries of Search Play, LLC as of June30, 2005.

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

PowerCerv Corporation and Subsidiary
Form 10-QSB

Item 2. Management’ Discussion and Analysis or Plan of Operations (continued)

Results of Operations

The following table presents the percentage of period-over-period dollar change for the line items in our Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2005 and 2004. These comparisons of financial results are not necessarily indicative of future results.

	Three Months ended June 30,			Six Months ended June 30,
	2005	2004	% Change	2005	2004	% Change
Revenue	$0	$0	0%	$0	$0	0%
General and administrative	245,863	50,943	383%	249,448	77,194	223%

Operating loss	(245,863)	(50,943)	383%	(249,448)	(77,194)	223%

Other income, net	77,748	0		82,605	125,000	-34%
Provision for income taxes	0	0		0	0

Net income (loss)	($168,115)	($50,943)	230%	($166,843)	$47,806	-449%

General and Administrative (“G&A”) - G&A expenses primarily include compensation, accounting, legal and related corporate expenses. The increase in G&A expenses for the three and six month periods ended June 30, 2005, compared to the three and six month periods ended June 30, 2004, was primarily attributable to $175,000 of compensation paid for management and services related to the proposed acquisition of Search Play LLC.

Other Income - Other income for the three and six months ended June 30, 2005 is entirely attributable to dividends and gain on sale of 3,782 shares of Principal Financial Group which was classified as marketable equity securities on the balance sheet at December 31, 2004.

Other income of $125,000 for the six months ended June 30, 2004 was a one-time legal settlement with the Company’s prior tax advisors.

PowerCerv Corporation and Subsidiary
Form 10-QSB

Item 2. Management’ Discussion and Analysis or Plan of Operations (continued)

Liquidity and Capital Resources

As of June 30, 2005, we had a working capital and stockholders’ deficit of approximately $230,000 and $480,000, respectively. While all current liabilities are due on demand, we do not expect to pay approximately $300,000 of accrued expenses prior to December 31, 2005.

We are dependent on identifying an acceptable merger candidate in order to continue as a going concern on a long-term basis. Accordingly, we acquired SerachPlay, LLC, an internet radio company in November 2005. We believe that Search Play’s operations will require significant cash flow over the next twelve months. We believe that we are dependent on obtaining loans from WhiteKnight and other entities affiliated with our current Chief Executive Officer (referred to herein as “the Affiliated Entities”) or other investors. WhiteKnight has agreed to provide up to $250,000 of financing to the Company. As of June 30, 2005, WhiteKnight had loaned us approximately $79,000 of the $250,000 available. It is unrealistic to believe that unrelated parties will offer terms as generous as those obtained from the Affiliated Entities, and it is also unlikely that any financing could be obtained under any terms without the financing of the Affiliated Entities.

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

For the six-month period ended June 30, 2005, cash used by operating activities totaled approximately $260,000 due to net loss of $167,000, non-operating cash gain on marketable equity securities of $77,000 and decrease in current liabilities of $16,000. For the six-month period ended June 30, 2004, cash provided by operating activities totaled approximately $84,000 principally due to $48,000 net income and a $30,000 increase in current liabilities.

The Company’s cash provided by investing activities was approximately $68,000 for the six months ended June 30, 2005 due to $148,000 of proceeds from the sale of marketable equity securities less $80,000 advanced to Search Play, LLC. The Company’s $110,000 of cash provided by investing activities for the six-month period ended June 30, 2004 was due entirely to collection of notes receivable.

The Company received approximately $296,000 from financing activities for the six months ended June 30, 2005 from common stock subscription advances and collection of stock subscription receivable. The Company used approximately $221,000 for financing activities for the six months ended June 30, 2004 for the payment of $273,000 of dividends, partially offset by receipt of cash from related party loans of $66,000.

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