Form 10-K
period 2010-12-31
IO World Media, Inc
filed 2011-04-18
CIK 1005758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2010

IO WORLD MEDIA, INC.
(Exact name of registrant as specified in its charter)

Florida	0-27574	59-3350778
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification Number)

5025 West Lemon Street, Suite 200, Tampa, FL 33609
(Address of Principal Executive Office) (Zip Code)

(813) 637-2229
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐ Yes  ☒ No

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. ☐ Yes  ☒ No

Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark if registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of June 30, 2010, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $659 thousand based on a closing price of $0.03 per share of common stock as quoted on the Pink Sheets Electronic OTC Markets on such date.  On March 31, 2011, we had 110,057,957 shares of common stock, par value $0.001 per share (the "Common Stock") issued and outstanding.

Table of Contents
		Page
	Explanatory Note
PART I

Item 1.	Business.	4

Item 1A.	Risk Factors.	10

Item 1B.	Unresolved Staff Comments.	18

Item 2.	Properties.	18

Item 3.	Legal Proceedings.	18

Item 4.	(Removed and Reserved).	18

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	19

Item 6.	Selected Financial Data.	20

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	21

Item 8.	Financial Statements and supplementary Data.	22

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	31

Item 9A.	Controls and Procedures.	31

Item 9B.	Other Information.	21

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.	32

Item 11.	Executive Compensation.	34

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	35

Item 13.	Certain Relationships and Related Transactions, and Director Independence.	36

Item 14.	Principal Accountant Fees and Services.	36

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	36

EXPLANATORY NOTE

This annual report of IO WORLD MEDIA, INC. (together with its consolidated subsidiaries, “IO World Media”, the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) covers periods after September 30, 2005. Readers should be aware that several aspects of this Annual Report on Form 10-K differ from other annual reports. First, this report is for each of the fiscal years ended December 31, 2010, December 31, 2009, December 31, 2008, December 31, 2007, December 31, 2006, and December 31, 2005, in lieu of filing separate reports for each of those years. Second, because of the amount of time that has passed since our last periodic report was filed with the Securities and Exchange Commission (the “SEC”), the information relating to our business and related matters is focused on our more recent periods. Finally, in this report, we are including expanded financial and other disclosures in lieu of filing separate Quarterly Reports on Form 10-Q for each of the quarters ended March 31, 2006 through September 30, 2010. We do not intend to file the Quarterly Reports on Form 10-Q for any of the quarters ended March 31, 2006 through September 30, 2010.  We believe that the filing of this expanded annual report enables us to provide information to investors in a more efficient manner than separately filing each of the quarterly reports described above.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of IO WORLD MEDIA, INC. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Description of Business,” “Plan of Operation” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1.	Business.

Background

PowerCerv Corporation was incorporated in Florida in January 1995 as a holding company. The Company’s Articles of Incorporation were amended in December of 2005 to change its name to IO World Media, Inc.  The name change became effective in January 2006  Unless otherwise specified, references herein to “IO World Media” and “the Company” mean IO World Media, Inc. and any subsidiaries and controlled limited liability companies.

On December 1, 2002, the Company completed the sale of substantially all of its operating assets to PCV Acquisition Inc., a subsidiary of ASA International, Ltd., a holding company of Vertical Enterprise Software Solutions based in Framingham, Massachusetts (collectively referred to as “ASA”).

During 2003 and 2004, there were no significant operations.

On December 30, 2003, the Company entered into a management and finance agreement with WhiteKnight SST (“WhiteKnight”), a related party, to develop and implement a business plan for the Company. Pursuant to this agreement, WhiteKnight agreed to infuse $250,000 into the Company. In exchange, WhiteKnight may elect to receive up to a 50 percent equity interest in the Company through the conversion of the $250,000 debt to Common Stock of the Company.

In furtherance, WhiteKnight investigated various possibilities and ultimately proposed to the Company’s Board of Directors that the Company set a plan in motion to engage in the business of providing internet radio services.  As part of this plan, WhiteKnight proposed that the Company acquire the intellectual property owned by the related entities of Search Play, LLC and Radioio.com, LLC, (together as “Search Play”).  At the time, Search Play owned several  patents pending and other intellectual property that WhiteKnight believed would be advantageous to the Company as it sought to develop its internet radio operations.

To complete the Search Play purchase, the Company entered into a Contribution Agreement in November 2005.  Pursuant to the agreement, the Company agreed to exchange shares of its Common Stock in exchange for the membership interests of Search Play.  As part of this agreement, the Company also agreed to exchange shares of its Common Stock for certain debt owed to several individuals some of whom are principals or affiliates of WhiteKnight.

Business Strategy

The Company operates three primary new-age internet media subsidiaries: Radioio, io4business, and RadioioLive.

Radioio

Radioio became an innovator and pioneer as an internet radio service provider by streaming radio content online, and is part of an elite group of pure play independent providers prospering today.  Radioio was founded by Michael Roe in Jacksonville, FL., originally providing just one “station” of music to the public.   The Company has created unique music channels with “left of center” deep musical content.  Each channel is hosted by a “streamhost” who is a recognized expert in the genres that they cover.  The streamhost provides the Radioio listeners with a unique experience and exclusive content (i.e. live tracks and remixes) that cannot be found on other internet sites. The hosts are constantly adding new content and hand programming new playlists to keep the channels both current and fresh.  Radioio’s music is hand selected and programmed by people, not computers on auto shuffle or jukebox mode. Through development, Radioio has increased its channel offerings to include a multitude of additional music listening alternatives.  Radioio now has 55 ad-supported streams, 55 ad free subscription streams and 21 audiophile streams for a total of 131 different “stations” spanning all genres of music, from “high-brow” classical to “acid rock.”  Additionally the Company may add more channels to meet consumer demand.  This configuration includes some station channels that carry advertising to support the cost of the “entry level” music options ranging up to the  “super-premium” services where advertising is eliminated and  incredible high-fidelity (high capture rate and reproduction rate music and broadband transfer rates) music signals are included as part of the service package.

Some of the major differences, or controversies, between internet radio and its competitive alternatives—either Satellite Radio or Terrestrial Radio—are the following:

•
Many observers believe consumers are not willing to “pay” for internet or any other radio service.  More accurately, they will never “pay” for radio service or the numbers of consumers that will pay are finite.  Management believes these views about the market are incorrect.  Radioio believes consumers will pay for premium, more compelling, or proprietary exclusive content if internet radio actually provides a superior listening alternative and/or has a true interactive experience with its consumers.   Properly marketed and distributed, premium paid internet radio would be able to attract significantly more listeners.  Both the belief that people won’t pay and that the market is small and finite are disproven by the popularity of satellite radio and Sirus/XM’s ability to attract in excess of 21+ million subscribers on what management believes is a significantly inferior and much more restrictive delivery platform than Radioio’s.   Radioio’s management believes that these numbers can be dramatically increased and, with superior exclusive programming and interactive functionality coupled with an aggressive marketing plan, it can grow and compete for these consumers spending dollars.

•
Internet Radio and Radioio have a distinct advantage over both terrestrial and satellite radio by providing two way interactive communication with its listeners.  This two-way communication provides listening data metrics and preferences along with interactive experiences with listeners, setting it apart from both terrestrial and satellite radio.  Terrestrial and satellite radio require special receivers that capture the distributed signals sent from the distribution point.  Neither terrestrial nor satellite providers have any real time accurate way of knowing who is listening nor to what or how long they are listening as that distribution and information sharing is one-way, from the distribution point to the receiver.  The receiver sends no data and has no way of communicating back anything even to the extent that it is on. Internet radio operators, on the other hand, can acquire information regarding who is listening to what, when and for how long.  In turn, they can data mine information about that listener which provides an interactivity that is not possible with terrestrial and satellite radio. Listeners may download and purchase music made available on their desired Radioio “station” as they are listened to. They may buy other related products and can register opinions and interact with all the major social networking interfaces including Facebook, MySpace and Twitter about what they hear and how it relates to them and their social network.  Radioio also provides forums regarding other commentary that creates a community for its listeners to participate in and define their lifestyle.  This interactive two way communication provides demographic and geographic targeting data about its listening audience and preference that can be accessed in real time-thus making internet radio and specifically Radioio far more dynamic and interactive as a content distribution medium than the general public may know or believe, and we believe this makes it more valuable to advertisers

During the last 2 ½ years, Radioio essentially rebuilt its digital content delivery platform to conform not only to the advances in technology that occurred recently but also to improve the overall performance and integrity of the delivery of its content.  This was no small task.  Like all “garage” start-ups, Radioio’s origins were based on economy and ease of implementation for its initial launch.

The redesigned distribution platform has eliminated the issues of scalability while significantly improving the overall performance, stability and reliability of distributing multiple channels or streams.  Now, the site development and operation is centered on scalability, ease of adding new “channels,” security, and integrity.  The fact that the Company currently broadcasts 131 “channels” is testimony to the technology advances employed.  Primary router, processing and storage units located in Tampa, Florida are linked to a distribution system located at an internet service provider in North Carolina operated by Radioio’s network provider Caro Net (www.caro.net).  In sum, the whole operation has noticeably advanced its operating capability.

How Radioio Makes Money

Like all internet operations whose initial belief was, ‘create a content site and hordes will arrive with cash,’ Radioio has altered their business plan.  Radioio currently generates revenue via three principle and distinct methods: (1) Subscriptions for content that is advertising free and delivered in higher quality streaming bit rates; (2) In stream audio advertising through it’s free ad supported streams; (3) Traditional banner advertising campaigns delivered through it’s website for all traffic and streaming initiated directly through its website.  To facilitate item number 1 above the business is focused on creating premium music stations and charging consumers for usage.  Currently, those stations with more dedicated and original content, no advertising and higher quality bit rate delivery are requiring a higher premium priced monthly fee to receive delivery.  In addition, Radioio is also spanning a consumer list that includes both retail and commercial customers.  The following breakdown itemizes the current subscription revenue models for the Company and what is currently offered.

•	Consumer oriented listening stations. Here, there are three basic packages/three different prices for three levels of music service:

1.	For $0.99 a month, or $9.99 for a yearlong subscription, listeners are provided with 52 channels of 128kbps, 64kbps or 32kbps music that is supported by advertising.
2.
For $4.99 a month, or $49.99 for a yearlong subscription, listeners receive 52 channels of pre-selected and 3 channels of holiday channels all delivered in ad-free, 128kbps, 64kbps or 32kbps format. In addition, subscribers have access to customer & technical support, access to the “iocommunity”, the ability to set favorite “io channel presets”, the ability to rate songs, the ability to buy music that you hear, and even tweet different songs.

3.
The Audiophile Package, which sells for $9.99 per month, or $99.99 per yearlong subscription, provides the 52 basic and 3 holiday ad-free channels in 192kbps, 128kbps, 64kbps or 32kbps delivery streams plus 25 audiophile only streams in interruption-free channels also available in all bit rates including 192kbps high-fidelity quality delivery streams.  One also receives the necessary device application to support the delivery of the music on either mobile or desk-top players. And, there is access to technical support, to the “io community”, to set favorite “io channel presets” plus the ability to rate songs, buy music you hear and want to save, and to tweet songs.

•
There is free access offered whereby users can receive all 55 channels of ad-supported internet radio that can be listened to just about anywhere.  These free streams are only available free at 32kbps and 64kbps.

Radioio, in management’s opinion, has three significant advantages over terrestrial and satellite radio in selling advertising time:

Reporting – Terrestrial Radio audience is calculated by methodologies that in management’s opinion have highly questionable accuracy and relevance in today’s world due to small samplings of data that are then extrapolated for audience metrics. Satellite Radio has subscriber data through polling and market research, but no specific reliable way to report who is listening and to what content. Radioio’s advantage is that can we measure actual usage via server logs, which can be audited by a third party, and that  actual impression data as to who was listening, what they were listening to, how long they were listening and from where and on what were they listening can be associated with each campaign, down to individual spots for the advertiser.

Targeting – Terrestrial and Satellite Radio broadcast the same content and commercials to every member of their audience. The Radioio advantage is that because of the constant two way communication with the user we can target by demographic group, geographic area, or to any audience segment that an advertiser wishes to reach.  The ability to supply this targeting and verifiable delivery of an advertisers message can result in higher cost per thousand impressions ("CPM's") to the Company for these targeted campaigns vs. traditional one size fits all advertising.

Listener Action – Terrestrial and Satellite Radio depend on recall to make their advertising effective. Listeners, many of whom are in cars, must remember the advertising message when they’re in a position to take action. An advantage of Radiois that significant listening is done in the office, or on a smart phone or other portable internet device where listeners can easily click a link, a “buy now” button, or take any action an advertiser wishes to associate with their advertising message.

32kbps is considered AM quality, 64kbps is considered FM quality, 128kbps is considered CD quality and 192kbps is high fidelity.

Currently there are over two million estimated unique ip’s tuning in to Radioio, per month.  Another way to measure its significant traffic and popularity is that in excess of an estimated 10 million stream initiations occur each month with an average estimated duration of approximately 50 minutes, each session. Traditional terrestrial radio average listening sessions are generally around 10 minutes, making the average estimated listening session on Radioio five times longer than traditional radio.

Some of the features and benefits of Radioio that makes the service both distinctive and desirable include consistently reliable delivery of content, the ability to view lyrics/artist-album names as played, the preset channels feature (much like an old car radio system), comment, rating and voting capability, sponsorship programs for artists as a promotion, the ability to buy merchandize and the ability to geographically segment demographics for advertisers, if appropriate.

The Company knows that it can boost the listenership by spending on advertising.  To date, the company has experienced all of its growth without having ever spent anything on advertising – rather it has relied exclusively on word of mouth promotion, and free directory listings on services like Shoutcast, iTunes, and Windows Media to build its current impressive audience base. It has some very good and innovative thoughts on adding members which are discussed later in this Annual Report.

Additional opportunities for generating revenues include the Search/Play Feature.  With a library of millions of songs, the Company is trying to leverage new ways to attract and monetize new listeners to its retail client list.  The Search/Play feature is an actual paid search service bar imbedded into the player.  This embedding is unique in the sense that if a listener wants to search (or “Bing” or “Google”) something they can do so from the player without having to open a browser.  Radioio then has a revenue sharing arrangement for any paid search links that are clicked through amongst these searches.

Also in development is the ability to initiate a pre-roll advertisement whenever a new stream is initiated on an ad-supported stream without regard to where it is initiated. With several million initiations occurring monthly, this ability, once completed, will create a tremendous revenue opportunity as pre-roll advertising can range between $15 and $20 per 1000 qualified listeners.
io4business

io4business is a customized background music and messaging system for businesses that can be ordered online or through our administrative partner TurnKey Media Solutions, and provides the ability and flexibility to place and/or sell in-store advertising to suppliers and vendors.  io4business is especially suited for businesses with multiple locations, such as specialty retail and department stores, offices, restaurants, hotels, casinos, showrooms and salons.

io4business harnesses the music programming expertise of Radioio and provides a custom music programming package created just for the client’s business – one that truly reflects and enhances the client’s brand. io4business offers the industry’s best combination of state-of-the-art equipment and technical know-how, ease of operation, and personal devotion to sharing the world’s best music, in order to create and produce truly one-of-a-kind listening experiences. The client can chose from any of our existing selections of unique and exclusive streaming music channels or work with our expert team to build a custom channel.

io4business Advantage

Unlike FM or satellite radio, or traditional background music services such as Muzak™, io4business utilizes a streaming internet media player to play selected music channel(s) in real time, so the client can always count on up-to-the minute, great sounding, static-free music.  New songs can be added daily and messaging can be frequently updated or changed. This unique model offers three major advantages over the existing models:

(1)
No inappropriate content, ever. The client will never have to worry about any inappropriate content, whether in music or messages. The io4business music programming package is specific, commercial-free, and always appropriate for the business, because it’s completely focused on the client’s brand and if a change is necessary it is made real-time and updated immediately. If management from a client wants a specific artist and all of their material removed from their custom stream due to as an example poor behavior in the public eye that they don’t want their brand associated with in any way it can be removed in minutes.

(2)
All music licensing is included. The client will never have to worry about receiving fines for playing music unlawfully in their business.  io4business takes care of all BMI, ASCAP, SESAC, and Sound Exchange fees for you.

(3)	It’s just easier! After the client plugs it in, they point and click the remote, and that’s it – a truly convenient business music solution.

io4business can customize on the fly and integrate any messaging within the broadcast, including in-store accounts. An example would be if McDonald’s wanted to advertise that the McRib is back and have the Coca-Cola™ distributor pay for a “have a refreshing Coke™ with your McRib sandwich.

io4business as a business to business service is most similar in concept to companies like Muzak™, which provides clients with business and workplace background music.  The primary difference in the io4business model vs. Muzak™ is in the method of the delivery for the end product. The Muzak™ delivery methodology is “store and forward” where a file for the music is arranged and delivered monthly by electronic or cd delivery to the device for playing as background music on site by the customer.  io4business delivers its music through live streaming via the internet.  Radioio created io4business background music as an alternative to this age-old more recognized delivery system because its management felt there was an opportunity to create a competitive delivery platform because of the entrenched product’s high cost of hardware, expensive license/royalties fees, and lack of customization, branding and interaction with the public market once installed.  Muzak™, utilizing the store and forward system, charges significantly more for the player; to which they will upload a playlist and then charge as much as $69 per month for service.With a store and forward system in the event a customer wants to make a change to the existing playlist by way of the examples described above any program changes would have to wait until the next monthly playlist update to implement.

io4business currently distributes 37 independent channels, or streams, of content and has an ever-ready spectrum of soundtracks consisting of a library of millions of songs from which it can draw upon to reshuffle as needed.  Moreover, the Company can almost immediately produce a custom stream or soundtrack to include a change or announce a PSA, emergency message, advertisement or promotion.  It can offer and develop customized branded or unbranded streams to create the sound and feel the customer wants associated with their brand.  Despite all of these on-the-fly customizable operating features, by leveraging new technology, io4business is much less expensive than competitive systems to operate on a month-to-month basis, costing from $25 to $40 per month (depending on number of installations) plus an upfront cost for the “set-top” receiver of between $149 and $199 (which has been described as “snazzy and well-designed.”)

Current customers total approximately 2325, including eighteen hundred Subway® sandwich shops, with the rest consisting of small groups of businesses and clients of the likes of Cold Stone Creamery®, Cheeburger Cheeburger®, Ben And Jerry’s®, Burgerville®, Mooyah Burgers®, 35 McDonalds® including 10 corporate stores as well as a few Wendy’s® outlets, Checkers®, JP Lick®, and TCBY® is very close to a initiating a system wide mandate for all new stores.  Also of note are potential agreements with three large national resellers and ongoing positive negotiations with Best Buy for Business and a potential reseller agreement with them as well.

Regarding Subway and its Franchisors and the potential of that opportunity, Subway has nearly 23,000 stores in the USA and io4business is the only approved preferred music provider system wide in the US and Canada. io4business currently offers 5 custom branded streams for Subway providing a selection of five music styles from which the various franchise stores may choose.  So for those stores located in demographic areas skewing country, there is a country-western theme format; same for a light Rock, or light urban etc. With custom branded streams also comes custom ad insertion.  Subway and all other clients have the ability to insert into the streams custom id’s and tags along with advertisements for their products and public service announcements.  Even more impressive, as a result of the delivery platform, any messaging can be substituted on the fly quickly and efficiently.  They can change a special or add a public service announcement and have it almost immediately implemented system wide.  This is a background music system that really works for business.

Radioio Live

Radioio Live is the Company’s new wholly owned subsidiary that focuses on providing Radioio’s listeners with access to live and archived live content that is not duplicable and proprietary to Radioio.  It is management’s belief that consumers want access to original content in addition to music and want to access that content all through one easy to use portal.  It is our intention to build a large, original content distribution portal that will be exclusive to Radioio and its users through Radioio Live®.  It is management’s belief that adding Radioio Live® to the Radioio channel lineup will increase both new and renewing subscriptions to Radioio which will in turn create improved revenues through these subscriptions and additional advertising opportunities as a direct result of the increased listenership.   This demand is immediately evidenced with Radioio Live’s® first original content provider signing with The Bubba the Love Sponge Show® and the Bubba Radio Network by Radioio Live’s® significant new subscription volume.  Total new monthly stream initiations are in excess of 1,000,000 for this exclusive content as a direct result of it being available exclusively on Radioio Live®.  Thousands of new listeners are being introduced to Radioio and its service as a direct result of this new concept and its exclusive distribution through Radioio Live®.   It is management’s opinion that expansion of this product offering will continue to create significant revenue opportunity and thus increase shareholder value for the company and its shareholders through the greatly increased traffic for this exclusive content.

Mobile Strategy (Io2go):

Part of the growth strategy of the company is taking advantage of the explosion of smartphones and mobile devices. According to Edison Research in 2010 more than one in four online radio listeners is “very interested” in listening to streaming internet radio on a device in their cars and 6% have already listened to internet radio in a car by listening to a stream from a smartphone that they had connected to a car stereo.  Edison further reports that 44% of the current population ages twelve and over own a smartphone or portable MP3 player.  A user currently has two options to access the Radioio content. They can either simply open a browser on their smartphone and go to the Radioio mobile site and initiate a stream or download thecurrent “io2go” application onto their smart phone, select the appropriate account type, then select and stream the desired content. Currently, the application covers a broad range of devices including the Blackberry, iPhone, or any Windows Mobile-based smart phone.  Listening to this in your automobile is as easy as connecting to the mp3 port built into most cars today, and voila! Mobile internet radio! New applications for all mobile smartphone platforms are currently in development with significantly improved functionality.

It’s all about giving people the content they want to hear, when they want to hear it. Given the structural disadvantages of the legacy satellite/terrestrial radio business models, we believe the next several years will witness the continued decline of terrestrial radio. Further, SiriusXM appears to be retrenching after engaging in a multi-billion dollar shopping spree earlier this decade signing Howard Stern for 5 years at $500 million and paying Oprah $60 million for her broadcast presence.

Products under Development

There are two new ideas currently under development:  RadioioYou and RadioioMe.

Radioio You will be an interactive, highly adjustable but easy to use tool set for listeners that will have access to and utilize the millions of songs in the Company’s library and the fact that many individuals like to build their own playlists for general listening pleasure based on their mood and for special occasions or functions.  Think of it as an MP3 player with a library of millions of songs.  You don’t have to purchase and carry your library around with you.  RadioioYou will allow you, the subscriber, to input some simple and easy to adjust preferences such as artists, mood, (happy, sad, lighter, darker etc.) speed (faster, slower) genre (rock, pop, jazz or combination) decade (60’s, 70’s, 80’s today or combination thereof) and will then select from the entire library a playlist made just for YOU for a day at the beach a bike ride or to build an evening’s musical catalogue of selections for a special event or party.  Think of the uses: There could be a special saved settings for a Halloween Party; Christmas is an easy application, graduation, birthday events, etc.

Radioio Me will be a constructed tool set available through the  site that allows you to become the programmer and be a real disk jockey with your own internet radio station.  Imagine sending your 250-closest friends a link to access your live stream with its playlist and tunes with fully integrated social media allowing them to comment on your entrainment prowess and music selections plus sharing the experience and access to your internet radio station with their friends and followers because when it comes to your station it’s all about “ME”!.

Competition

Our competitors include terrestrial radio providers such as CBS and Clear Channel, satellite radio providers such as SiriusXM, online radio providers such as Pandora, iheartradio, Last.fm and Slacker Personal Radio, subscription online on-demand music providers such as RDIO and Rhapsody and potential U.S. market entrants like Spotify. Terrestrial radio providers offer their content for free, are well-established and accessible to listeners and offer content, such as news, comedy, sports, traffic, and weather, that we currently do not. In addition, many terrestrial radio stations have begun broadcasting digital signals, which provide high quality audio transmission. Satellite radio providers offer extensive and oftentimes exclusive news, comedy, sports and talk content, national signal coverage, and long established automobile integration. Select online providers offer more extensive content libraries and can be accessed internationally, while online on-demand services give listeners total control to choose their content.

We also compete more broadly with providers of alternative forms of audio media and entertainment, which are purchased or available for free and playable on mobile devices, automobiles and in the home, such as iTunes audio files, MP3s, CDs, and other forms of pre-recorded audio, as well as content streams from other online services such as Hulu, VEVO and YouTube. We face increasing competition for listeners from a growing variety of businesses that deliver audio media content through mobile phones and other wireless devices, such as iTunes.

We believe that companies with a combination of financial resources, technical expertise and digital media experience also pose a significant threat of developing competing internet radio and digital audio entertainment technologies in the future. In particular, if known incumbents in the digital media space such as Amazon, Apple, Facebook or Google choose to offer competing services, they may devote greater resources than we have available, have a more accelerated time frame for deployment and leverage their existing user base and proprietary technologies to provide products and services that our listeners and advertisers may view as superior. Our current and future competitors may have more well-established brand recognition, more established relationships with consumer product manufacturers, greater financial, technical, and other resources, more sophisticated technologies or more experience in the markets in which we compete.

We face significant competition for advertising dollars from terrestrial and, to a lesser extent, satellite radio providers. As many of the advertisers we target have traditionally advertised on terrestrial radio and have less experience with internet radio providers, they may be reluctant to spend for advertising on traditional computers, mobile or other connected device platforms. In addition, terrestrial radio providers as well as other traditional media companies in television and print, such as broadcast television networks such as ABC, CBS, FOX and NBC, cable television channel providers, national newspapers such as the New York Times and the Wall Street Journal and some regional newspapers, enjoy a number of competitive advantages over us in attracting advertisers, including large established audiences, longer operating histories, greater brand recognition and a growing presence on the internet.

Government Regulation

Traditional radio stations are heavily regulated by the U.S. Federal Communications Commission (“FCC”). These same regulations do not currently apply to internet radio for a variety of reasons including the non-use of regulated air waves and circumstances unique to the internet. While the Company does not anticipate stringent regulation by the FCC, there are no assurances that the FCC or an equivalent governmental agency will not install stringent regulations on internet radio.

Environmental Matters

The Company has not been impacted financially or operationally by environmental laws.

Employees

The Company relies upon a number of consultants, other advisors and outsourced relationships.  None of the Company’s employees are represented by a labor union and the Company believes its relationship with its employees is good.

Item 1A.	Risk Factors.

The reader should carefully consider each of the risks described below. If any of the following risks described below should occur, our business, financial condition or results of operations could be materially adversely affected and the trading price of our Common Stock could decline significantly.

Trends, Risks and Uncertainties

The Company has attempted to identify what it believes are the most significant risks to its business. However, the Company cannot predict whether, or to what extent, any of such risks may be realized nor can the Company guarantee that it has identified all possible risks that might arise. You should not consider the risks and assumptions identified in or referenced by this report to be a complete discussion of all potential risks and uncertainties affecting the Company. Investors should carefully consider all risk factors before making an investment decision with respect to any equity or debt instruments of the Company.

The following cautionary discussion is provided of risks, uncertainties and possible inaccurate assumptions relevant to the Company’s business and products. These are among the factors that may cause the actual results of the Company to differ materially from expected results. Other factors besides those listed here could also adversely affect results.

Internet radio is an emerging market, which makes it difficult to evaluate our current business and future prospects.

Internet radio is an emerging market and our current business and future prospects are difficult to evaluate. The market for internet radio has undergone rapid and dramatic changes in its relatively short history and is subject to significant challenges. As a result, the future revenue and income potential of our business is uncertain. You should consider our business and prospects in light of the risks and difficulties we encounter in this new and rapidly evolving market, which risks and difficulties include, among others:

•	our relatively new, evolving and unproven business model;
•	our ability to retain our current listenership, build our listener base and increase listener hours;
•	our ability to effectively monetize listener hours, particularly with respect to listener hours on mobile devices;
•	our ability to attract new advertisers, retain existing advertisers and prove to advertisers that our advertising platform is effective enough to justify a pricing structure that is profitable for us;
•	our ability to maintain relationships with makers of mobile devices, consumer electronic products and automobiles; and
•	our operation under an evolving music industry licensing structure that may change or cease to exist, which in turn may result in a significant increase in our operating expenses.

Failure to successfully address these risks and difficulties, and other challenges associated with operating in a new and emerging market, could significantly harm our business, financial condition, results of operations, liquidity and prospects.

The Company requires additional financing, the availability of which is uncertain, in order to continue in business. The Company may be forced by business and economic conditions to accept financing terms which will require the issuance of its securities at a discount, which could result in further dilution to our existing stockholders.

There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. In addition, any additional equity financing may involve substantial dilution to our stockholders. If the Company fails to raise sufficient financing to meet its immediate cash needs, the Company will be forced to scale down or perhaps even cease business operations.  This may result in the loss of some or all of your investment in the Company’s Common Stock.

In addition, in seeking debt or equity private placement financing, the Company may be forced by business and economic conditions to accept terms which will require the issuance of the Company’s securities at a discount from the prevailing market price or face amount, which could result in further dilution to our existing stockholders.

The Company has a history of operating losses and fluctuating operating results, which raise substantial doubt about its ability to continue as a going concern.

Since inception through December 31, 2010, we have incurred aggregate losses of approximately $51 million. While the Company had a small amount of net income for the year ended December 31, 2004, the net income was primarily attributable to one-time items in other income. There is no assurance that the Company will operate profitably or will generate positive cash flow in the future. The Company is continuing to develop its subscriber base and advertising revenues and it is anticipated that it will continue to incur significant losses for the foreseeable future as it carries on this process.  In addition, the Company’s operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

Investors could lose money on their investment because the Company is in the early stages of generating revenues.  Unless the Company can generate significant revenues, it may not be able to operate its business and service its indebtedness and consequently investors could lose money on their investment.  The Company’s ability to generate revenues and ultimately to become profitable will depend upon several factors, including:

•	whether the Company can attract and retain enough subscribers to Radioio;
•	whether the Company can adequately control the costs of obtaining and retaining subscribers and programming;
•	whether the Company can compete successfully; and
•	whether the Company can obtain and retain sufficient advertising revenues and other sources of income from its operations.

Demand for our service may be insufficient for us to become profitable.

Internet radio is a relatively new service and consequently it is not possible to estimate with certainty whether consumer demand for this service will be sufficient to profitably operate.  Among other things, increased acceptance of Radioio’s offerings will be dependent upon enticing consumers to make the switch to internet radio, to provide consumers with the quality and variety of programming they desire, technological advances in the availability of bandwidth to maximize the quality of the listening experience to the ultimate consumer, and the Company’s marketing and pricing strategies and those used by its competitors.  If demand for the service provided by Radioio does not continue and increase as expected, the Company may not be able to operate profitably.

Our failure to convince advertisers of the benefits of our service in the future could harm our business.

From inception we have derived a large percentage of our revenue from the sale of advertising and expect to continue to derive a substantial majority of our revenue from the sale of advertising in the future. Our ability to attract and retain advertisers, and ultimately to generate advertising revenue, depends on a number of factors, including:

•	increasing the number of listener hours;
•	keeping pace with changes in technology and our competitors;
•	competing effectively for advertising dollars from other online marketing and media companies;
•	penetrating the market for local radio advertising;
•
continuing to develop and diversify our advertisement platform, which currently includes delivery of display, audio and video advertising products through multiple delivery channels, including traditional computers, mobile and other connected devices, including automobiles; and

•	coping with ad blocking technologies that have been developed and are likely to continue to be developed that can block the display of our ads.

Our agreements with advertisers are generally short term or may be terminated at any time by the advertiser. Advertisers are spending only a small amount of their overall advertising budget on our service, may view advertising with us as experimental and unproven and may leave us for competing alternatives at any time. We may never succeed in capturing a greater share of our advertisers’ core advertising spending, particularly if we are unable to achieve the scale and market penetration necessary to demonstrate the effectiveness of our advertising platforms, or if our advertising model proves ineffective or not competitive when compared to alternatives. Failure to demonstrate the value of our service would result in reduced spending by, or loss of, existing or potential future advertisers, which would materially harm our revenue and business.

The market for advertising on mobile devices, such as smartphones, is immature and if we are unable to increase revenue from advertising that targets our listeners who use mobile devices, our results of operations will be materially adversely affected.

Our number of listener hours on mobile devices has surpassed listener hours on traditional computers and we expect that this trend will continue and is likely to accelerate. The market for advertising on mobile devices is immature and the percentage of the advertising market allocated to advertising on mobile devices is lower than online advertising. Our cost of content acquisition is calculated on the same basis whether a listening hour is consumed on a traditional computer or a mobile device. To date, we have not been able to generate revenue from advertising that targets our listeners who use mobile devices as effectively as we have for our traditional computer listeners. We have aggressive plans to increase the number of listeners who use the Pandora service on mobile devices, including our efforts to expand integration into automobiles, and we cannot assure you that we will be able to effectively monetize mobile listenership, or the time frame on which we may do so.

We operate under statutory licensing structures for the reproduction and public performance of sound recordings that could change or cease to exist, which would adversely affect our business.

We currently operate under statutory licensing regimes and structures that may change or cease to exist. Unlike traditional radio broadcasters, we must pay performance rights royalties for the digital audio transmission of sound recordings pursuant to the Digital Performance Right in Sound Recordings Act and Digital Millennium Copyright Act. Subject to our ongoing compliance with numerous statutory conditions and regulatory requirements for a non-interactive service, we are permitted to operate under a statutory license that allows the streaming in the U.S. of any sound recording lawfully released to the public. We are also permitted to make reproductions of sound recordings on computer servers pursuant to a separate statutory license designed to facilitate the making of transmissions. There is no guarantee that we will continue to be eligible to operate under these statutory licenses. For example, if a court were to determine that we operate an interactive streaming service or make reproductions of sound recordings outside the statutory license, we would have to negotiate license agreements with sound recording copyright owners individually, a time consuming and expensive undertaking that would jeopardize our ability to stream all music currently in our library and could result in royalty costs that are prohibitively expensive. In addition, if copyright owners object to the functionality or transmission methods of our service, we could lose our eligibility to operate under the statutory licenses. Our ability to avoid negotiating separate agreements with the many copyright owners of sound recordings depends on these two statutory licenses, and if we were to no longer qualify for operation under, or violate the provisions of the statutory licenses, we could be subject to significant liability for copyright infringement and may no longer be able to operate under our existing licensing regime, which would have an adverse effect on our business, financial condition and results of operations.

The rates to be paid for the streaming of sound recordings pursuant to the statutory licenses can be established by either negotiation or through a rate proceeding conducted by the Copyright Royalty Board, or CRB, a tribunal established within the U.S. Library of Congress. In 2007, the CRB set royalty rates for the online streaming of sound recordings for 2006 through 2010 that were so high that the cost for streaming sound recordings alone would have been unsustainable under our current business model. In response to the lobbying efforts of internet webcasters, including ourselves, Congress passed the Webcaster Settlement Acts of 2008 and 2009, which permitted webcasters and SoundExchange, the sole entity designated by the CRB to collect and distribute the statutory royalties paid by internet webcasters such as us, to negotiate alternative rates to those established by the CRB for the years 2006 through 2015. In July 2009, certain webcasters reached an agreement with SoundExchange, establishing a more favorable royalty structure that we have elected to accept and that by its terms will apply through 2015. We do not know what rates will be available to us following that period and there is no guarantee that the royalty structure that emerged from the negotiations with SoundExchange pursuant to the Webcaster Settlement Acts will be available after 2015. The CRB, which still has rate-making authority over us upon expiration of our agreement with SoundExchange, has consistently established royalty rates that would, if paid by us, consume an unsustainable percentage of our revenue. If we are unable to reach a new agreement with SoundExchange for the period after 2015, it could have an adverse effect on our business, financial condition and results of operations.

Unavailability of, or fluctuations in, third-party measurements of our audience may adversely affect our ability to grow advertising revenue.

Selling ads requires that we demonstrate to advertisers that our service has substantial reach, and we rely on third parties to quantify the reach of our service. These third-party ratings may not reflect our true listening audience and the third parties may change their methodologies, either of which could adversely impact our business. Third-party independent rating agencies have not yet developed rating systems that comprehensively and accurately measure the reach of our service. We expect that in the future these rating agencies will begin to publish increasingly reliable information about the reach of our service. However, until then, in order to demonstrate to potential advertisers the reach of our service, we must supplement third-party ratings data with our internal research, which is perceived as less reliable than third-party numbers. If our mobile audience becomes rated, it is not clear whether the measurement technology of the third-party rating agencies will initially integrate with ours or whether their methodology will accurately reflect the value of our service. If such third-party ratings are inaccurate or we receive low ratings, our ability to convince advertisers of the benefits of our service would be adversely affected.

Our success depends upon the continued acceptance of online advertising as an alternative or supplement to offline advertising.

The percentage of the advertising market allocated to online advertising lags the percentage of time spent by people consuming media online by a significant degree. Growth of our business will depend in large part on the reduction or elimination of this gap between online and offline advertising spending, which may not happen in a way or to the extent that we currently expect. Many advertisers still have limited experience with online advertising and may continue to devote significant portions of their advertising budgets to traditional, offline advertising media. Accordingly, we continue to compete for advertising dollars with traditional media, including broadcast radio.

Although advertisers as a whole are spending an increasing amount of their overall advertising budget on online advertising, we face a number of challenges in growing our advertising revenue. We compete for advertising dollars with significantly larger and more established online marketing and media companies such as Facebook, Google, MSN and Yahoo!. We believe that the continued growth and acceptance of our online advertising products will depend on the perceived effectiveness and the acceptance of online advertising models generally, which is outside of our control, and any lack of growth in the market for online advertising could have an adverse effect on our business, financial condition and results of operations.

If our efforts to attract prospective listeners and to retain existing listeners are not successful, our growth prospects and revenue will be adversely affected.

Our ability to grow our business and generate advertising revenue depends on retaining and expanding our listener base and increasing listener hours. We must convince prospective listeners of the benefits of our service and existing listeners of the continuing value of our service. The more listener hours we stream, the more ad inventory we have to sell. Further, growth in our listener base increases the size of demographic pools targeted by advertisers, which improves our ability to deliver advertising in a manner that maximizes our advertising customers’ return on investment and, ultimately, to demonstrate the effectiveness of our advertising solutions and justify a pricing structure that is profitable for us. If we fail to grow our listener base and listener hours particularly in key demographics such as young adults, we will be unable to grow advertising revenue, and our business will be materially and adversely affected.

Our ability to increase the number of our listeners and listener hours will depend on effectively addressing a number of challenges and we may fail to do so. Some of these challenges include:

•	providing listeners with a consistent high quality, user-friendly and personalized experience;
•	continuing to build our catalog of music content that our listeners enjoy;
•	continuing to innovate and keep pace with changes in technology and our competitors; and
•
maintaining and building our relationships with makers of consumer products such as mobile devices, other consumer electronic products and automobiles to make our service available through their products.

In addition, we have historically relied heavily on the success of viral marketing to expand consumer awareness of our service. If we are unable to maintain or increase the efficacy of our viral marketing strategy, or if we otherwise decide to expand the reach of our marketing through use of more costly marketing campaigns, we will experience an increase in marketing expenses, which could have an adverse effect on our results of operations. We cannot assure you that we will be successful in maintaining or expanding our listener base and failure to do so would materially reduce our revenue and adversely affect our business, operating results and financial condition.

Further, although we use our number of registered users as one indicator of the growth of our business, the number of registered users exceeds the number of unique individuals who actively use our service for a number of reasons. We define registered users as the total number of accounts that have been created for our service. A person must provide an email address and a user name, but no personally unique information. As such, a person may have multiple accounts. In addition, many registered users may not use our service actively. If the number of actual listeners does not meet our expectations, or we are otherwise unable to increase the listener hours of our existing listeners, then our business may not grow as quickly as we expect, which may harm our business, operating results and financial condition.

We compete with other content providers for listener hours.

We compete for the time and attention of our listeners with other content providers on the basis of a number of factors, including quality of experience, relevance, acceptance and diversity of content, ease of use, price, accessibility, perception of ad load and brand awareness and reputation.

Our competitors include terrestrial radio providers such as CBS and Clear Channel, satellite radio providers such as Sirius/XM, online radio providers such as Pandora, iheartradio, Last.fm and Slacker Personal Radio, subscription online on-demand music providers such as RDIO and Rhapsody and potential U.S. market entrants like Spotify. Terrestrial radio providers offer their content for free, are well-established and are accessible to listeners and offer content, such as news, comedy, sports, traffic, weather and talk, that we currently do not. In addition, many terrestrial radio stations have begun broadcasting digital signals, which provide high quality audio transmission. Satellite radio providers offer extensive and oftentimes exclusive news, comedy, sports and talk content, national signal coverage, and long established automobile integration. Select online providers offer more extensive content libraries and can be accessed internationally, while online on-demand services give listeners total control to choose their content.

We also compete more broadly with providers of alternative forms of audio media and entertainment, which are purchased or available for free and playable on mobile devices, automobiles and in the home, such as iTunes audio files, MP3s, CDs, and other forms of pre-recorded audio, as well as content streams from other online services such as Hulu, VEVO and YouTube. We face increasing competition for listeners from a growing variety of businesses that deliver audio media content through mobile phones and other wireless devices, such as iTunes.

We believe that companies with a combination of financial resources, technical expertise and digital media experience also pose a significant threat of developing competing internet radio and digital audio entertainment technologies in the future. In particular, if known incumbents in the digital media space such as Amazon, Apple, Facebook or Google choose to offer competing services, they may devote greater resources than we have available, have a more accelerated time frame for deployment and leverage their existing user base and proprietary technologies to provide products and services that our listeners and advertisers may view as superior. Our current and future competitors may have more well-established brand recognition, more established relationships with consumer product manufacturers, greater financial, technical, and other resources, more sophisticated technologies or more experience in the markets in which we compete.

We also compete for listeners on the basis of our presence and visibility as compared with other businesses and software that deliver audio and other content through the internet, mobile devices and consumer products. We face significant competition for listeners from companies promoting their own digital music and content online or through application stores, including several large, well-funded and seasoned participants in the digital media market. Search engines, such as Google, and mobile device application stores, such as the iTunes Store, rank responses to search queries based on the popularity of a website or mobile application, as well as other factors that are outside of our control. Additionally, mobile device application stores often offer users the ability to browse applications by various criteria, such as the number of downloads in a given time period, the length of time since a mobile app was released or updated, or the category in which the application is placed. The websites and mobile applications of our competitors may rank higher than our website and our  app’s, and our app’s may be difficult to locate in mobile device application stores, which could draw potential listeners away from our service and toward those of our competitors. In addition, our competitors’ products may be pre-loaded into consumer electronics products or automobiles, creating an initial visibility advantage. If we are unable to compete successfully for listeners against other digital media providers by maintaining and increasing our presence and visibility online, in application stores and in consumer electronics products and automobiles, our listener hours may fail to increase as expected or decline and our advertising sales will suffer.

To compete effectively, we must continue to invest significant resources in the development of our service to enhance the user experience of our listeners. There can be no assurance that we will be able to compete successfully for listeners in the future against existing or new competitors, or that competition will not have an adverse effect on our business, financial condition or results of operations.

We compete for advertising spending with other content providers.

We compete for a share of advertisers’ overall marketing budgets with other content providers on a variety of factors including perceived return on investment, effectiveness and relevance of our advertising products, pricing structure and ability to deliver large volumes or precise types of ads to targeted demographics.

We face significant competition for advertising dollars from terrestrial and, to a lesser extent, satellite radio providers. As many of the advertisers we target have traditionally advertised on terrestrial radio and have less experience with internet radio providers, they may be reluctant to spend for advertising on traditional computers, mobile or other connected device platforms. In addition, terrestrial radio providers as well as other traditional media companies in television and print, such as broadcast television networks such as ABC, CBS, FOX and NBC, cable television channel providers, national newspapers such as the New York Times and the Wall Street Journal and some regional newspapers, enjoy a number of competitive advantages over us in attracting advertisers, including large established audiences, longer operating histories, greater brand recognition and a growing presence on the internet.

Although advertisers are allocating an increasing amount of their overall marketing budgets to web and mobile-based ads, such spending lags behind growth in internet usage, and the market for online and mobile advertising is intensely competitive. As a result, we also compete for advertisers with a range of internet companies, including major internet portals, search engine companies and social media sites. Large internet companies with greater brand recognition, such as Facebook, Google, MSN and Yahoo! have significant numbers of direct sales personnel and substantial proprietary advertising inventory and web traffic that provide a significant competitive advantage and have a significant impact on pricing for internet advertising and web traffic. The trend toward consolidation among online marketing and media companies may also affect pricing and availability of advertising inventory.

In order to compete successfully for advertisers against new and existing competitors, we must continue to invest resources in developing and diversifying our advertisement platform, harnessing listener data and ultimately proving the effectiveness and relevance of our advertising products. Pressure from competitors seeking to acquire a greater share of our advertisers’ overall marketing budget could adversely affect our pricing and margins, lower our revenue, increase our research and development and marketing expenses and prevent us from achieving or maintaining profitability. If we are unable to compete successfully against our current or future competitors, our business, financial condition or results of operations will be adversely affected.

Interruptions or delays in service arising from our own systems or from our third-party vendors could impair the delivery of our service and harm our business.

We rely on systems housed in our own facilities and upon third-party vendors, including bandwidth providers and data center facilities located in California and Virginia, to enable listeners to receive our content in a dependable, timely, and efficient manner. We have experienced and expect to continue to experience periodic service interruptions and delays involving our own systems and those of our third-party vendors. We do not currently maintain a live fail-over capability that would allow us to switch our streaming operations from one facility to another in the event of a service outage. Both our own facilities and those of our third-party vendors are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They also are subject to break-ins, sabotage, intentional acts of vandalism, the failure of physical, administrative, and technical security measures, terrorist acts, natural disasters, human error, the financial insolvency of our third-party vendors and other unanticipated problems or events. The occurrence of any of these events could result in interruptions in our service and to unauthorized access to, or alteration of, the content and data contained on our systems and that these third-party vendors store and deliver on our behalf.

We exercise no control over our third-party vendors, which makes us vulnerable to any errors, interruptions, or delays in their operations. Any disruption in the services provided by these vendors could have significant adverse impacts on our business reputation, customer relations and operating results. Upon expiration or termination of any of our agreements with third-party vendors, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us, and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.

Our operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations.

Our revenue and operating results could vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside our control. As a result, comparing our operating results on a period to period basis may not be meaningful. In addition to other risk factors discussed in this “Risk Factors” section, factors that may contribute to the variability of our quarterly and annual results include:

•	our ability to retain our current listenership, build our listener base and increase listener hours;
•	our ability to more effectively monetize mobile listener hours, particularly as the number of listener hours on mobile devices grow;
•	our ability to attract and retain existing advertisers and prove that our advertising products are effective enough to justify a pricing structure that is profitable for us;
•	our ability to effectively manage our growth;
•	our ability to continue to operate under the statutory licenses set forth in the Copyright Act;
•	our ability to enjoy the benefit of rates negotiated below those established by the CRB in 2007;
•	the effects of increased competition in our business;
•	our ability to keep pace with changes in technology and our competitors;
•	interruptions in service, whether or not we are responsible for such interruptions, and any related impact on our reputation;
•	costs associated with defending any litigation, including intellectual property infringement litigation;
•	our ability to pursue, and the timing of, entry into new geographic or content markets and, if pursued, our management of this expansion;
•	the impact of general economic conditions on our revenue and expenses; and
•	changes in government regulation affecting our business.

 Seasonal variations in listener and advertising behavior may also cause fluctuations in our financial results. We expect to experience some effects of seasonal trends in listener behavior due to increased internet usage and sales of music-streaming devices during certain vacation and holiday periods. For example, we expect to experience increased usage during the fourth quarter of each calendar year due to the holiday season, and in the first quarter of each calendar year due to increased use of music-streaming devices received as gifts during the holiday season. We may also experience higher advertising sales during the fourth quarter of each calendar year due to greater advertiser demand during the holiday season. In addition, expenditures by advertisers tend to be cyclical and discretionary in nature, reflecting overall economic conditions, the economic prospects of specific advertisers or industries, budgeting constraints and buying patterns and a variety of other factors, many of which are outside our control. While we believe these seasonal trends have affected and will continue to affect our quarterly results, our trajectory of rapid growth may have overshadowed these effects to date. We believe that our business may become more seasonal in the future and that such seasonal variations in listener behavior may result in fluctuations in our financial results.

Federal, state and industry regulations as well as self-regulation related to privacy and data security concerns pose the threat of lawsuits and other liability, require us to expend significant resources, and may hinder our ability and our advertisers’ ability to deliver relevant advertising.

We collect and utilize demographic and other information, including personally identifiable information, from and about our listeners as they interact with our service. For example, to register for a Radioio account, our listeners must provide the following information: age, gender, zip code and e-mail address. Listeners must also provide their credit card or debit card numbers and other billing information in connection with additional service offerings. We also may collect information from our listeners when they enter information on their profile page, post comments on other listeners’ pages, use other community or social networking features that are part of our service, participate in polls or contests or sign up to receive e-mail newsletters. Further, we and third parties use tracking technologies, including “cookies” and related technologies, to help us manage and track our listeners’ interactions with our service and deliver relevant advertising.

Various federal and state laws and regulations govern the collection, use, retention, sharing and security of the data we receive from and about our listeners. Privacy groups and government bodies have increasingly scrutinized the ways in which companies link personal identities and data associated with particular users or devices with data collected through the internet, and we expect such scrutiny to continue to increase. Alleged violations of laws and regulations relating to privacy and data security, and any relevant claims, may expose us to potential liability and may require us to expend significant resources in responding to and defending such allegations and claims. Any claims or allegations that we have violated laws and regulations relating to privacy and data security could result in negative publicity and a loss of confidence in us by our listeners and our advertisers, and may subject us to fines by credit card companies and loss of our ability to accept credit and debit card payments, all of which could have an adverse effect on our business, operating results and financial condition.

Existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations, and various federal and state legislative and regulatory bodies may expand current or enact new laws regarding privacy and data security-related matters. We may find it necessary or desirable to join self-regulatory bodies or other privacy-related organizations that require compliance with their rules pertaining to privacy and data security. We also may be bound by contractual obligations that limit our ability to collect, use, disclose, and leverage listener data and to derive economic value from it. New laws, amendments to or re-interpretations of existing laws, rules of self-regulatory bodies, industry standards and contractual obligations, as well as changes in our listeners’ expectations and demands regarding privacy and data security, may limit our ability to collect, use, and disclose, and to leverage and derive economic value from listener data. We may also be required to expend significant resources to adapt to these changes and to develop new ways to deliver relevant advertising or otherwise provide value to our advertisers. In particular, government regulators have proposed “do not track” mechanisms, and requirements that users affirmatively “opt-in” to certain types of data collection that, if enacted into law or adopted by self-regulatory bodies or as part of industry standards, could significantly hinder our ability to collect and use data relating to listeners. Restrictions on our ability to collect, access and harness listener data, or to use or disclose listener data or any profiles that we develop using such data, would in turn limit our ability to stream personalized music content to our listeners and offer targeted advertising opportunities to our advertising customers, each of which are critical to the success of our business.

We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols imposed by law, regulation, self-regulatory bodies, industry standards and contractual obligations. Increased regulation of data utilization and distribution practices, including self-regulation and industry standards, could require us to modify our operations and incur significant expenses, which could have an adverse effect on our business, financial condition and results of operations.

Our success depends on our listeners’ continued high-speed access to the internet and wireless devices and the continued reliability of the related infrastructure.

Because our service is designed primarily to work over the internet, our revenue growth depends on our listeners’ low cost, high-speed access to the internet, as well as the continued maintenance and development of the internet infrastructure, including the wireless internet infrastructure. The future delivery of our service will depend on third-party internet service providers and wireless telecommunication companies expanding high-speed internet access and wireless networks, maintaining reliable networks with the necessary speed, data capacity and security, and developing complementary products and services for providing reliable and timely wired and wireless internet access and services. The success of our business depends directly on the continued accessibility, maintenance and improvement of the internet and, in particular, access to the internet through wireless infrastructure, to permit high-quality streaming of music content and provide a convenient and reliable platform for customer interaction. All of these factors are outside of our control.

To the extent that the internet and the wireless internet infrastructure continue to experience an increasing number of listeners, frequency of use and expanding bandwidth requirements, the internet and wireless networks may become congested and unable to support the demands placed on them, and their performance and reliability may decline. In addition, the wireless communications companies that provide our listeners with access to the internet through wireless networks may raise their rates or impose data usage limits, which could cause our listeners to decrease their usage of our service or our listenership to decline. Any future internet or wireless network outages, interruptions, bandwidth constraints, rate increases or data usage limits could adversely affect our ability to provide service to our listeners and advertising customers.

Government regulation of the internet is evolving, and unfavorable developments could have an adverse affect on our operating results.

We are subject to general business regulations and laws, as well as regulations and laws specific to the internet. Such laws and regulations cover taxation, user privacy, data collection and protection, copyrights, electronic contracts, sales procedures, automatic subscription renewals, credit card processing procedures, consumer protections, broadband internet access and content restrictions. We cannot guarantee that we have been or will be fully compliant in every jurisdiction, as it is not entirely clear how existing laws and regulations governing issues such as privacy, taxation and consumer protection apply to the internet. Moreover, as internet commerce continues to evolve, increasing regulation by federal, state and foreign agencies becomes more likely. The adoption of any laws or regulations that adversely affect the popularity or growth in use of the internet, including laws limiting internet neutrality, could decrease listener demand for our service offerings and increase our cost of doing business. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also hinder our operational flexibility, raise compliance costs and result in additional historical or future liabilities for us, resulting in adverse impacts on our business and our operating results.

We could be adversely affected by regulatory restrictions on the use of mobile and other electronic devices in motor vehicles, and legal claims are possible from use of such devices while driving.

Regulatory and consumer agencies have increasingly focused on distraction to drivers that may be associated with use of mobile and other devices in motor vehicles. In 2010, the U.S. Department of Transportation identified driver distraction as a top priority, and we anticipate new regulatory activity in this area. Regulatory restrictions on how drivers and passengers in automobiles may engage with devices on which our service is broadcast could adversely affect the results of our operations. In addition, concerns over driver distraction due to use of mobile and other electronic devices to access our service in motor vehicles could result in litigation and negative publicity.

Possible inability to gain market acceptance of Radioio may adversely affect the Company’s advertising revenue and operating results.

The Company’s ability to generate advertising revenues will depend upon the Company’s ability to gain listener acceptance of Internet radio and also the programming offered by Radioio.  Advertisers may be less likely to advertise on this medium until market acceptance is established.

The Company is relying upon certain intellectual property rights to achieve its operational goals.

If intellectual property that the Company believes it owns is not adequately protected, others will be permitted to duplicate the technology used by the Company.  In addition, other parties may challenge the Company’s ownership of its intellectual property rights.  The loss of necessary technologies could require the Company to obtain other technologies or license technologies that the Company believes it owns.

Rapidly changing technologies and industry changes could make Radioio obsolete.

Internet radio is a relatively new development and an area that has experience dramatic technological change over the recent past.  Future development of Internet radio technologies, or of technologies involving competing services, could make Radioio obsolete.

The market price of the Company’s stock could be subject to substantial price and volume fluctuations.

The Company’s stock is thinly traded and does not have a significant market.  Unusually high demand to either buy or sell the Company’s stock could cause substantial fluctuations in its price.  In addition, the issuance of additional stock to raise funds or convert debt could result in a significant dilution of the current shareholders and adversely affect the value of their investment.

Limitation of Liability and Indemnification of Officers and Directors

The officers and directors of the Company are required to exercise good faith and high integrity in our management affairs. The Company’s Articles of Incorporation and By Laws provide, however, that the officers and directors of the Company shall have no liability to the  shareholders of the Company for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. The Company’s Articles and By-Laws also provide for the indemnification by the Company of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate the Company’s business or conduct its internal affairs, provided that in connection with these activities they act in good faith and in a manner they reasonably believe to be in, or not opposed to, the best interests of the Company, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.

Continued Control by Current Officers and Directors

The present officers and directors control approximately 62% of the outstanding shares of Common Stock, and are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of the Company, the appointment of officers, and the determination of officer’s salaries. Shareholders have no cumulative voting rights.

Limited Market Due To Penny Stock

The Company’s stock differs from many stocks, in that it is a “penny stock.” The Securities and Exchange Commission has adopted a number of rules to regulate penny stocks. These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and Exchange Act of 1934, as amended. Because our securities probably constitute penny stock within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all. Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.

These patterns include: - Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; - Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; - “Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; - Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and – The wholesale dumping of the same securities by promoters and broker- dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses. Furthermore, the penny stock designation may adversely affect the development of any public market for the Company’s shares of Common Stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in penny stock is suitable for customers. Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a “recognized” national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years. Section 15(g) of the Exchange Act and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in the Company’s Common Stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.” Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company’s stockholders to resell their shares to third parties or to otherwise dispose of them.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 2.	Properties.

The Company leases [2500] square feet of office space at 5025 West Lemon Street, Tampa, Florida and space and resources from DigiQuest Technologies, Inc. in 5050 West Lemon Street, Tampa Florida.  Both buildings and the Majority interest in DigiQuest Technologies, Inc.  are owned by Thomas Bean, a significant shareholder and CEO of the Company. Our current space is suitable for our current operations.

Item 3.	Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

Item 4.	(Removed and Reserved).

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity and Related Stockholder Matters

The Company’s Common Stock trades on the “Pink Sheets Electronic OTC Markets” under the Symbol “IWDM”

The following table sets forth the range of high and low sales prices on the National Market for the Common Stock during the two previous years. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low
Year ended December 31, 2009	.08	.001
1st Quarter	.03	.01
2nd Quarter	.07	.01
3rd Quarter	.05	.001
4th Quarter

Year ended December 31, 2010
1st Quarter	.02	.006
2nd Quarter	.07	.01
3rd Quarter	.20	.05
4th Quarter	.25	.06

On December 31, 2010, the closing bid quote for the Common Shares was $.11 per share, and there were approximately 196 holders of record of Common Shares. Continental Stock Transfer & Trust Company, 17 Battery Place, New York, NY 10004 is the transfer agent for the Company’s common shares.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our Common Stock. Therefore, stockholders may have difficulty selling our securities.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its Common Stock or Preferred Stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

Neither the Registrant nor any person acting on its behalf offered or sold the securities of the Company by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of the results of operations and financial condition.  Expectations of future financial condition and results of operations are based upon current business plans and may change.  The discussion should be read in conjunction with the audited consolidated financial statements and notes thereto.

Critical Estimates and Judgments

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates its estimates and judgments, including those related to receivables and accrued expenses. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable based on the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates as to the appropriate carrying value of the Company’s intangible assets, the amount of stock compensation, and the amount of accrued liabilities that are not readily attainable from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements.

The discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company’s future actual results may differ materially from the results discussed herein, including those in the forward-looking statements.

Results of Operations

The following table presents the percentage of period-over-period dollar change for the line selected items in the Company’s Consolidated Statements of Operations for the years ended December 31, 2010 and 2009.  These comparisons of financial results are not necessarily indicative of future results.

	Year ended December
	2010	2009	% Change
Revenue	$841,120	$855,620	(1.6	) %
General and administrative	1,303,980	1,646,557	(21.5	) %

Net loss	(920,831)	(1,262,590)	(27.5	) %

Revenue

Revenue consists primarily of subscription and advertising fee revenue.

General and administrative

The Company incurred $1,307,063 and $1,665,229 of administrative expenses attributable to the Internet radio services performed through Radioio for 2010 and 2009, respectively.  Administrative expenses for 2010 decreased by $358,166 or 21.5% as compared to fiscal year 2009.  The decrease from 2006 to 2007 resulted from operational cost reductions implemented by the Company.

Income tax provision

The Company has an income tax net operating loss carry forward (“NOL”) of approximately $46 million, which expires between 2011 and 2024. Section 382 of the Internal Revenue Code (“the Code”) provides limitations on a taxpayer’s ability to offset future taxable income after experiencing an ownership change as defined in the Code and Income Tax Regulations.  It appears that the Company may have experienced an ownership change in connection with the Contribution Agreement entered into during 2005.  Accordingly, it is likely that the Company is limited in its ability to use a substantial portion of its NOL carry forward to offset future taxable income.  The exact amount of this limitation has not yet been determined.  Due to the uncertainty of ultimately realizing a benefit from this NOL, a valuation allowance equal to 100% of this tax benefit has been recorded.

Net income (loss)

The Company had consistent activities as a provider of Internet radio content during 2010 and 2009, which resulted in general and administrative expenses attributable to this operation.  The Company is in the process of developing and expanding the Internet radio operation.  This process requires the addition of listeners and increasing the variety of content.  This process also requires securing other sources of revenue such as advertisers.  Consequently, the Company anticipates incurring losses through the rest of 2011 as it builds out its operations.  As a result of its ramping up operations as an Internet radio provider the Company realized a net loss of $920,831 and $1,262,590 for the years ended December 31, 2010 and 2009, respectively.

Liquidity and capital resources

We have generated operating losses since inception. We have incurred net losses of $920,831 and $1,262,590 for the years ended December 31, 2010 and 2009. We may continue to experience net operating losses. Historically, we have relied upon outside investor funds to maintain our operations and develop our business. We anticipate raising additional capital within the next twelve months from investors for working capital as well as business expansion and we can provide no assurance that additional investor funds will be available on terms acceptable to us. If we are unable to obtain additional financing to meet our working capital requirements, we may have to curtail our business.   Revenue decreased by $14,500, or 1.6%, in fiscal year 2010 to $841,119 compared to $855,619 for fiscal year 2009.

At December 31, 2010, we had negative working capital of $6,770,306, as compared to $848,315 at December 31, 2009. During the twelve months ended December 31, 2010 we experienced negative cash flow from operations of $(635,804), as compared to $792,990 in 2009.

Net cash used for operating activities in 2010 was $635,804 compared to $792,990 in 2009.   Net cash used in investing activities in 2010 was $0 .

Net cash provided by financing activities in 2010 $632,776  as compare $803,805 in 2009.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.	Financial Statements and Supplementary Data.

IO WORLD MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AT
DECEMBER 31, 2010

IO WORLD MEDIA, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
ioWorldMedia, Incorporated

 I have audited the accompanying balance sheets of ioWorldMedia, Incorporated (the Company) as of December 31, 2010, 2009, 2008, 2007, 2006, and 2005, and the related statements of operations, stockholders' equity and cash flows for each of the years in the six-year period ended December 31, 2010.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  I was not engaged to perform an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ioWorldMedia, Incorporated as of December 31, 2010, 2009, 2008, 2007, 2006, and 2005 and the results of its operations and cash flows for each of the years in the six-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the company has suffered recurring losses from operations and negative cash flows from operations the past six years.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Patrick Rodgers, CPA, PA
Patrick Rodgers, CPA, PA
Altamonte Springs, FL
April 15, 2011

IO World Media, Inc. and Subsidiaries
Balance Sheet
For the Years Ended December 31, 2010, 2009, 2008, 2007, 2006 and 2005

	2010	2009	2008	2007	2006	2005

ASSETS

Current assets

Cash	$2,057	$5,085	$(5,730)	$94,043	$39,536	$(33,943)
Accounts receivable		6,269	(6,686)	8,000		16,827
Prepaid expense		597	1,492	596	1,492
Accrued revenue		-	248	622	14,872	1,285

Total current assets		11,951	(10,676)	103,261	55,900	(15,831)

Property and equipment, net of accumulated depreciation		161,601	234,236	306,871	15,258

Other assets

Intellectual Property Intangible, net of accumulated amortization		37,195	164,737	418,766	672,796	926,825
Acquisition Intangibles, net of impairment				1,055,352	2,561,294	2,561,295
Security deposit		1,046	1,046	1,046

Total other assets		38,241	165,783	1,475,164	3,234,090	3,488,120

Total assets	$111,468	$211,793	$389,343	$1,885,296	$3,305,248	$3,472,289

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Note payable related party shareholders		$-	$-	$-	$-	$-
Note payable	400,000
Current portion of capital lease payable		44,100	99,673	86,559
Accounts payable and accrued expenses		816,166	534,931	287,320	373,212	841,293

Total current liabilities		860,266	634,604	373,878	373,212	841,293

Notes payable related party shareholders		5,004,368	4,420,890	3,832,390	3,664,095	1,764,986
Capital lease payable, net of current portion		4,072	48,172	147,845
Note payable-long-term		320,000

Total liabilities	6,791,762	6,188,706	5,103,666	4,354,113	4,037,307	2,606,279

Stockholders' equity

Common stock, $.001 par value; 250,000,000 and 90,000,000 shares authorized, 108,702,874, 86,957,874, 86,957,874, 75,707,874, shares issued and
44,640,307 and 36,189,537 shares issued and outstanding
at December 31, 2010, 2009, 2008, 2007, 2006 and 2005 respectively		87,058	87,058	75,808	44,741	36,290
Preferred stock, $.001 par value, 5,000,000 shares authorized,		25	25	25	25	25
25,000 shares issued and no shares outstanding
Additional paid-in capital		56,738,459	56,738,459	55,887,209	54,364,898	53,369,964
Treasury stock,25,000 shares of preferred, at cost		(25,931)	(25,931)	(25,931)	(25,931)	(25,931)
Accumulated defcit		(62,776,524)	(61,513,934)	(58,405,928)	(55,115,792)	(52,514,338)

Total stockholders' equity		(5,976,913)	(4,714,323)	(2,468,817)	(732,059)	866,010

Total liabilities and stockholders' equity	$111,468	$211,793	$389,343	$1,885,296	$3,305,248	$3,472,289

STATEMENTS OF OPERATIONS

	2010	2009	2008	2007	2006	2005

Sales	$841,120	$855,620	$226,661	$231,607	$300,265	$21,880

Cost of sales	430,824	427,981	18,992	10,233	5,925	228

Gross profit	410,296	427,639	207,669	221,374	294,340	21,652

Operating expenses:

Selling and general and administrative	1,194,150	1,449,380	2,946,824	3,119,418	2,641,311	602,647
Depreciation and amortization	109,830	200,177	326,665	309,881	254,483	21,169

Total expenses	1,303,980	1,649,557	3,273,489	3,429,299	2,895,794	623,816

Net operating income	(893,684)	(1,221,918)	(3,065,820)	(3,207,925)	(2,601,454)	(602,164)

Other income (expense)

Other comprehensive income	-	-	-	-	-	82,605
Interest expense	(27,147)	(40,672)	(42,186)	(82,211)	-	(27)

Total other income (expense)	(27,147)	(40,672)	(42,186)	(82,211)	-	82,578

Net income (loss) before income taxes	(920,831)	(1,262,590)	(3,108,006)	(3,290,136)	(2,601,454)	(519,586)

Provision for income taxes	-	-	-	-	-	-

Net income (loss)	$(920,831)	$(1,262,590)	$(3,108,006)	$(3,290,136)	$(2,601,454)	$(519,586)

IO World Media, Inc. and Subsidiaries
Balance Sheets
For the Years Ended December 31, 2010 and 2009

	December 31,

	2010	2009

ASSETS

Current assets

Cash	$2,057	$5,085
Accounts receivable		6,269
Prepaid expense	1,500	597
Accrued revenue	17,899	-

Total current assets	21,456	11,951

Property and equipment, net of accumulated depreciation	88,966	161,601

Other assets

Intellectual Property Intangible, net of accumulated amortization		37,195
Security deposit	1,046	1,046

Total other assets	1,046	38,241

Total assets	$111,468	$211,793

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Note payable related party shareholders	$5,403,794	$-
Note payable	400,000
Current portion of capital lease payable	4,072	44,100
Accounts payable and accrued expenses	983,896	816,166

Total current liabilities	6,791,762	860,266

Notes payable related party shareholders		5,004,368
Capital lease payable, net of current portion		4,072
Note payable-long-term	-	320,000

Total liabilities	6,791,762	6,188,706

Stockholders' equity

Common stock, $.001 par value; 250,000,000 shares
authorized, 108,702,874 and 86,957,874 shares issued and
outstanding at December 31, 2010 and 2009, respectively	108,803	87,058
Preferred stock, $.001 par value, 5,000,000 shares authorized,
25,000 shares issued and no shares outstanding	25	25
Additional paid-in capital	56,934,164	56,738,459
Treasury stock, 25,000 shares of preferred, at cost	(25,931)	(25,931)
Accumulated defcit	(63,697,355)	(62,776,524)

Total stockholders' equity	(6,680,294)	(5,976,913)

Total liabilities and stockholders' equity	$111,468	$211,793
See notes to consolidated financial statements.

IO World Media, Inc. and Subsidiaries
Statements of Operations
For the Years Ended December 31, 2010 and 2009

	Years Ended December 31,
	2010	2009

Sales	$841,120	$855,620

Cost of sales	430,824	427,981

Gross profit	410,296	427,639

Operating expenses:

Selling and general and administrative	1,194,150	1,449,380
Depreciation and amortization	109,830	200,177

Total expenses	1,303,980	1,649,557

Net operating income	(893,684)	(1,221,918)

Other income (expense)

Interest expense	(27,147)	(40,672)

Total other income (expense)	(27,147)	(40,672)

Net income (loss) before income taxes	(920,831)	(1,262,590)

Provision for income taxes	-	-

Net income (loss)	$(920,831)	$(1,262,590)

Net loss per weighted share,
basic and fully diluted	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding, basic and fully diluted	97,830,374	86,957,874

See notes to consolidated financial statements.

IO World Media, Inc. and Subsidiaries
Statement of Shareholders' Equity
For the Years Ended December 31, 2010 and 2009

					Additional
	Common Stock		Preferred Stock		Paid-in	Treasury	Retained
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Total

Balance, December 31, 2008	86,957,874	$87,058	25,000	$25	$56,738,459	$(25,931)	$(61,513,934)	$(4,714,323)

Net loss							(1,262,590)	(1,262,590)

Balance, December 31, 2009	86,957,874	$87,058	25,000	$25	$56,738,459	$(25,931)	$(62,776,524)	$(5,976,913)

Common shares issued for services	2,000,000	2,000			18,000			20,000

Common shares issued in settlement
of debt obligations	19,745,000	19,745			177,705			197,450

Net loss							(920,831)	(920,831)

Balance, December 31, 2010	108,702,874	$108,803	25,000	$25	$56,934,164	$(25,931)	$(63,697,355)	$(6,680,294)

See notes to consolidated financial statements.

IO World Media, Inc. and Subsidiaries
Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009

	Years Ended December 31,
	2010	2009

Cash flows from operations
Net income (loss)	$(920,831)	$(1,262,590)

Adjustment to reconcile net loss to net cash:
Depreciation and amortization	109,830	200,177
Expenses settled by issuance of common stock	20,000	-
Loss (gain) on sale of fixed assets	-	-
Gain on bargain purchase of assets	-	-
Changes in operating assets and liabilities:	-	-
	-	-
Accounts receivable	6,269	(12,955)
Deposits	-	-
Accounts payable and accrued expenses	167,730	281,235
Accrued revenue	(17,899)	248
Prepaid expenses	(903)	895

Net cash provided by (used for) operating activities	(635,804)	(792,990)

Cash flows from investing activities

Asset acquisition, net of debt assumed and deferred taxes	-	-
Capital expenditures	-	-
Proceeds from sale of assets	-	-

Net cash used for investing activities	-	-

Cash flows from financing activities

Issuance of common stock	-	-
Due to related party shareholders	596,876	583,478
Advances from officer		-
Proceeds from line of credit	-	-
Proceeds from long-term borrowing	80,000	320,000
Payments on capital lease obligation	(44,100)	(99,673)

Net cash provided by financing activities	632,776	803,805

Net increase (decrease) in cash	(3,028)	10,815
Cash, beginning of period	5,085	(5,730)

Cash, end of period	$2,057	$5,085

Supplemental disclosures:

Cash paid during the year for:

Interest	$27,147	$40,672

Noncash financing activities:

Common stock issued In settlement of debt obligation	$197,450	$-

Common stock issued for services	$20,000	$-

See notes to consolidated financial statements.

IO WORLD MEDIA, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

1.	Nature of operations

PowerCerv Corporation was incorporated in Florida in January 1995 as a holding company. The Company’s Articles of Incorporation were amended in December of 2005 to change its name to ioWorldMedia, Incorporated.  Unless otherwise specified, references herein to “ioWorldMedia” and “the Company” mean IO World Media, Inc. and any subsidiaries and controlled limited liability companies.

On December 1, 2002, the Company completed the sale of substantially all of its operating assets to PCV Acquisition Inc., a subsidiary of ASA International, Ltd., a holding company of Vertical Enterprise Software Solutions based in Framingham, Massachusetts (collectively referred to as “ASA”).

During 2003 and 2004, there were no significant operations.

On December 30, 2003, the Company entered into a management and finance agreement with WhiteKnight SST (“WhiteKnight”), a related party, to develop and implement a business plan for the Company. Pursuant to this agreement, WhiteKnight agreed to infuse $250,000 into the Company. In exchange, WhiteKnight may elect to receive up to a 50 percent equity interest in the Company through the conversion of the $250,000 debt to common stock of the Company.

In furtherance, WhiteKnight investigated various possibilities and ultimately proposed to the Company’s Board of Directors that the Company set a plan in motion to engage in the business of providing internet radio services.  As part of this plan, WhiteKnight proposed that the Company acquire the intellectual property owned by the related entities of Search Play, LLC and Radioio.com, LLC, (together as “Search Play”).  At the time, Search Play owned several  patents pending and other intellectual property that WhiteKnight believed would be advantageous to the Company as it sought to develop its internet radio operations.

To complete the SearchPlay purchase, the Company entered into a Contribution Agreement in November 2005.  Pursuant to the agreement, the Company agreed to exchange shares of its common stock in exchange for the membership interests of Search Play.  As part of this agreement, the Company also agreed to exchange shares of its common stock for certain debt owed to several individuals some of whom are principals or affiliates of WhiteKnight.

In January 2006 the Company officially changed its name to IO World Media, Inc.

The Company is engaged in providing media content delivery via the Internet to listeners around the world.  It operates 3 main subsidiaries; Radioio, io4business and RadioioLive.

ioWorldMedia, Incorporated and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

2.	Liquidity

During the year ended December 31, 2010 and 2009, the Company incurred net losses of approximately $921,000 and $1,263,000, respectively, while cash used by operations was approximately $636,000 and $793,000, respectively. The Company has not attained a level of revenues sufficient to support recurring expenses.

3.	Summary of significant accounting policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, radioio, Searchplay, io4business and radioioLive.   All intercompany balances and transactions have been eliminated in consolidation.

These financial statements were approved by management and available for issuance on April 15, 2011.  Subsequent events have been evaluated through this date.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities at the date of the financial statements, as well as their related disclosures.  Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers short-term interest bearing investments with initial maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of cash in banks, free credit on investment accounts and money market accounts.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount.  Any allowance for doubtful accounts is the Company’s best estimate of the amount of probable losses to the Company’s existing accounts receivable.  No allowance for doubtful accounts was recorded for the years ended December 31, 2010 and 2009.

ioWorldMedia, Incorporated and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

3.	Summary of significant accounting policies (continued)

Securities Owned

All securities owned are valued at market and unrealized gains and losses are reflected in revenues.

Property and Equipment

Equipment is stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Repairs and maintenance are expensed as incurred while betterments and improvements are capitalized.

The Company provides for depreciation and amortization over the following estimated useful lives:

Computers and office equipment	5 years
Furniture and fixtures	7 years

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  There was no impairment charges during the years ended December 31, 2010 and 2009.

Revenue recognition

The Company derives revenue primarily from premium listerner subscriptions and from advertising.  Revenue from subscribers is recognized when received.  Advertising revenue is recognized in the period in which the advertisement is broadcast.

Income Taxes

The Company files a consolidated income tax return with its subsidiaries.  The Company accounts for income taxes in accordance with FASB ASC Topic 740 “Income Taxes”, which requires accounting for deferred income taxes under the asset and liability method.  Deferred income tax

ioWorldMedia, Incorporated and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

3.	Summary of significant accounting policies (continued)

Income Taxes (continued)

asset and liabilities are computed for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

The determination of the Company’s provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws.  Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions.  The benefits of uncertain tax positions are recorded in the Company’s financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from tax authorities.  When facts and circumstances change, the Company reassesses these probabilities and records any changes in the financial statements as appropriate.  Accrued interest and penalties related to income tax matters are classified as a component of income tax expense.

In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. state and local jurisdictions. . The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce stockholders’ equity. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.  It must be applied to all existing tax positions upon initial adoption and the cumulative effect, if any, is to be reported as an adjustment to stockholder’s equity as of January 1, 2009.  Based on its analysis, the Company has determined that the adoption of this policy did not have a material impact on the Company’s financial statements upon adoption. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

ioWorldMedia, Incorporated and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

3.	Summary of significant accounting policies (continued)

Income Taxes (continued)

Interest and Penalty Recognition on Unrecognized Tax Benefits

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Comprehensive Income

The Company complies with FASB ASC Topic 220, “Comprehensive Income,” which establishes rules for the reporting and display of comprehensive income (loss) and its components.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at December 31, 2010 and 2009.

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period.  The calculation of diluted net loss per share excludes the conversion of any convertible debt obligations into common or  preferred stock as of December 31, 2010 and 2009, respectively, since the effect of conversion is anti-dilutive.

ioWorldMedia, Incorporated and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

3.	Summary of significant accounting policies (continued)

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  No stock-based compensation expense under FASB ASC 718 was recorded during the years ended December 31, 2010 and 2009.

ioWorldMedia, Incorporated and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

3.	Summary of significant accounting policies (continued)

Valuation of Investments in Securities at Fair Value—Definition and Hierarchy

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” provides a framework for measuring fair value under generally accepted accounting principles in the United States and requires expanded disclosures regarding fair value measurements.  ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches.  In accordance with GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company.  Unobservable inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  FASB ASC Topic 820 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations, as follows:

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.  Valuation adjustments and block discounts are not applied to Level 1 securities.  Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction.  To the extent that valuation is based on models or inputs that are less observable or

ioWorldMedia, Incorporated and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

3.	Summary of significant accounting policies (continued)

Valuation of Investments in Securities at Fair Value—Definition and Hierarchy (continued)

unobservable in the market, the determination of fair value requires more judgment.  Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined.

Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.  The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation.  In periods of market dislocation, the observability of prices and inputs may be reduced for many securities.  This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year.  At December 31, 2010, all of the Company had on investments classified as securities owned on the consolidated balance sheets.

Certificate of Deposits

The fair values of the bank certificate of deposits are based on the face value of the certificate of deposits.

ioWorldMedia, Incorporated and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

3.	Summary of significant accounting policies (continued)

Recently Adopted Accounting Pronouncements

In December 2010, FASB issued ASC ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350) — Intangibles — Goodwill and Other.” ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2, if qualitative factors indicate that it is more likely than not that goodwill impairment exists. The amendments to this Update are effective for the Company in the first quarter of 2011. Any impairment to be recorded upon adoption will be recognized as an adjustment to our beginning retained earnings. The pending adoption of ASU 2010-28 is not expected to have any financial impact on our consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements” (ASU 2010-06), to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements.  The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010.  The adoption of the additional requirements is not expected to have any financial impact on the Company’s consolidated financial statements.

In December 2009, the FASB issued Accounting Standards Update (ASU) 2009-17, “Consolidations (FASB ASC Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). ASU 2009-17 represents a revision to former FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure

ioWorldMedia, Incorporated and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

3.	Summary of significant accounting policies (continued)

Recently Adopted Accounting Pronouncements (continued)

due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements.  ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January 1, 2010. Early application is not permitted. We have not yet determined the impact, if any, which of the provisions of ASU 2009-15 may have on the Company’s consolidated financial statements.

On October 1, 2009, the Company adopted FASB ASC Topic 820-10 (ASC 820-10), “Fair Value Measurements and Disclosures,” for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of ASC 820-10 did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value,” to amend FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” to provide guidance on the measurement of liabilities at fair value.  The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets.  If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles.  The Company adopted the guidance in 2009, and there was no material impact on the Company’s consolidated financial statements or related footnotes.

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”) and a new Hierarchy of Generally Accepted Accounting Principles which establishes only two levels of GAAP: authoritative and nonauthoritative. The Codification is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, except for rules and interpretive releases of the SEC, which are additional sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company adopted the new guidelines and numbering system

ioWorldMedia, Incorporated and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

3.	Summary of significant accounting policies (continued)

Recently Adopted Accounting Pronouncements (continued)

prescribed by the Codification when referring to GAAP in the third quarter of 2009. The application of the Codification did not have an impact on the Company’s consolidated financial statements; however, all references to authoritative accounting literature will now be references in accordance with the Codification.

In May 2009, the FASB issued authoritative guidance for subsequent events, now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  The guidance sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.  The guidance also requires the disclosure of the date through which an entity has evaluated subsequent events and whether this date represents the date the financial statements were issued or were available to be issued.  The Company adopted this guidance in 2009 with no significant impact on the Company’s consolidated financial statements or related footnotes.

In April 2009, the FASB provided additional guidance for estimating fair value in accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” when the volume and level of activity for the asset or liability have significantly decreased.  This additional guidance re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept and clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability. This guidance also provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly.  The scope of this guidance does not include assets and liabilities measured under quoted prices in active markets.  This guidance is applied prospectively to all fair value measurements where appropriate and will be effective for interim and annual periods ending after June 15, 2009.  The adoption of the provisions of this guidance did not have any material impact on the Company’s consolidated financial statements.

In April 2009, FASB issued FSP FAS 107-1 and APB 28-1, now codified in FASB ASC Topic 825-10-65, “Interim Disclosures about Fair Value of Financial Instruments,” which amends U.S. GAAP to require entities to disclose the fair value of financial instruments in all interim financial statements.  The additional requirements of this guidance also require disclosure of the method(s) and significant assumptions used to estimate the fair value of those financial instruments.  Previously, these disclosures were required only in annual financial statements.  The additional

ioWorldMedia, Incorporated and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

3.	Summary of significant accounting policies (continued)

Recently Adopted Accounting Pronouncements (continued)

requirements of this guidance are effective for interim reporting periods ending after June 15, 2009.  The adoption of the additional requirements did not have any financial impact on the Company’s consolidated financial statements.

In April, 2009, the FASB issued ASC Topic 320-10 (ASC 320-10), “Recognition and Presentation of Other-Than-Temporary Impairments,” which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. ASC Topic 320-10 provides greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. This statement also requires more timely disclosures and an increase in disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. We adopted these statements April 1, 2009 without material effect on our consolidated financial statements.

On January 1, 2009, the Company adopted FASB ASC Topic 805 (ASC 805), “Business Combinations,” which generally requires an acquirer to recognize the identifiable assets acquired, liabilities assumed, contingent purchase consideration and any noncontrolling interest in the acquiree at fair value on the date of acquisition. It also requires an acquirer to recognize as expense most transaction and restructuring costs as incurred, rather than include such items in the cost of the acquired entity. For the Company, ASC 805 applies prospectively to business combinations for which the acquisition date is on or after October 1, 2009. The adoption of ASC 805 did not have a material impact on the Company’s consolidated financial statements.

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  Management believes the Company is not exposed to any significant credit risk related to cash and cash equivalents.

ioWorldMedia, Incorporated and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

3.	Summary of significant accounting policies (continued)

Going Concern

The accompanying financial statements have been prepared assuming that the company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  Currently, the Company has a minimum cash balance available for the payment of ongoing operating expenses, and its operations is not providing a source of funds from revenues sufficient to cover its operational costs to allow it to continue as a going concern.  The continued operations of the Company is dependent upon generating profits from operations and raising sufficient capital through placement of its common stock or issuance of debt securities, which would enable the Company to carry out its business plan.

In the event we do not generate sufficient funds from revenues or financing through the issuance of our common stock or from debt financing, we may be unable to fully implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects, financial condition, and results of operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

4.	Property and equipment

Property and equipment consisted of the following at December 31:

	December 31,	December 31,
	2010	2009

Captialized leases	$248,077	$248,077
Equipment	115,098	115,098

	363,175	363,175
Less: accumulated depreciation	(274,209)	(201,574)

	$88,966	$161,601

Depreciation expense was $72,635 and $72,635 for the years ended December 31, 2010 and 2009, respectively.

ioWorldMedia, Incorporated and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

5.	Notes Payable—Related Party Shareholders

	2010	2009

Note payable--shareholder, unsecured,
non-interest bearing, and due on demand.	$80,000	$140,000

Note payable--shareholder, unsecured,
non-interest bearing, and due on demand.	1,853,271	1,853,271

Note payable--shareholder, unsecured,
non-interest bearing, and due on demand.	1,519,497	1,519,497

Note payable--shareholder, unsecured,
non-interest bearing, and due on demand.	1,425,107	952,295

Unsecured convertible promissory note
payable to shareholder, interest rate
at 5% per annum, due June 5, 2013;
note converted into preferred stock
on April 5, 2011.	306,738	539,306

Unsecured convertible promissory note,
interest rate at 5% per annum, due
June 5, 2013; note converted into common
stock on April 5, 2011.	219,181	-

	5,403,794	5,004,368
Less: current portion	(5,403,794)	-

	$-	$5,004,368

ioWorldMedia, Incorporated and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

6.	Notes Payable

At various dates during the years 2010 and 2009, an individual investor advanced the Company funds, aggregating to a total of $400,000 and 320,000 at December 31, 2010 and 2009, respectively.  The advances are non-interest bearing and due on demand.

7.	Intellectual Property

In November 2005, the Company acquired Search Play, LLC, a provider of internet based radio entertainment, in a transaction accounted for as a business combination.  Part of the purchase price was allocated to intellectual property, as summarized in the table that follows:

	December 31,
Description	2010	2009

Patents pending and developed technology	$758,922	$758,922

Trademarks and other	189,072	189,072

Total	947,994	947,994

Less: accumulated amortization	(947,994)	(910,799)

Unamortized intellectual property	$-	$37,195

8.	Income Taxes

At December 31, 2010, the Company had approximately $46.0 million of net operating losses (“NOL”) carry-forwards for federal and state income purposes.  These losses are available for future years and expire through 2030.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

ioWorldMedia, Incorporated and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

9.	Income Taxes (continued)

The deferred tax asset is summarized as follows:

	December 31,	December 31,
	2010	2009
Deferred tax asset:

Net operating loss carryforwards	$18,400,000	$18,900,000

Deferred tax liability	18,400,000	18,900,000

Less: Valuation allowance	(18,400,000)	(18,900,000)

Net deferred tax asset	$-	$-

A reconciliation of income tax expense computed at the U.S. federal, state, and local statutory rates and the Company’s effective tax rate is as follows:

	December 31,		December 31,
	2010		2009

Statutory federal income tax expense	(34	) %	(34	) %

State and local income tax	(4)		(4)

(net of federal benefits)

Valuation allowance	38		38

	-%		-%

The Company has taken a 100% valuation allowance against the deferred tax asset attributable to the NOL carryforwards of $18.4 million and $18.9 million at December 31, 2010 and 2009, respectively, due to the uncertainty of realizing the future tax benefits.  The  decrease in valuation allowance of $500,000 is primarily attributable to the expiration of net operating losses from earlier years, partially offset by the net loss reported by the Company for the year ended December 31, 2010.

ioWorldMedia, Incorporated and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

10.	Common Stock

The Company is authorized to issue 250 million shares of common stock with a par value of $.001. At December 31, 2010 and 2009, 108,702,874 and 86,957,874 million shares were outstanding, respectively.

11.	Preferred stock

The Company is authorized to issue 5 million shares of preferred stock with a par value of $.001. Preferred stock is convertible to common stock, at the option of the holder into common stock at a conversion rate of one share of common stock for each share of preferred stock being converted.  The holders of preferred stock are entitled to one vote for each whole share of common stock into which such preferred stock could then be converted.  Preferred stock carries no cumulative dividend or coupons; however, holders of preferred stock are entitled to receive such dividends as declared for common stock on a one for one basis.  At  the earlier of August 31, 2006 or upon change of control of the Company, preferred stock can be redeemed at the option of the Company at $1.00 per share.  No preferred shares were outstanding at December 31, 2010 and 2009.

12.	Stockholders’ Equity

On April 19, 2006, the Company issued 540,000 shares of its common stock to each of the four members of its Board of Directors as compensation for services.  On April 19, 2006, the Company also issued 500,000 shares of its common stock to accredited investors for $250,000 in cash that was received in calendar 2005 and reflected as “common stock subscription advances.”

On May 9, 2006, the Company issued 790,770 shares of its common stock to a vendor in exchange for a reduction of a portion of the amount owed by the Company.

On May 16, 2006, the Company issued 1,000,000 shares of its common stock to Redwood Consultants, an entity engaged to promote the Company to the investing public.

In January 2007, the Company issued 31,067,567 shares of its common stock to related parties in connection with the conversion of debt.  Entities controlled by John Stanton received 25,067,567 shares and entities controlled by Thomas Bean received 6,000,000 shares.

In January 2008, the Company issued 12,500,000 shares of its common stock to related parties in connection with the conversion of  debt.  Entities controlled by John Stanton received 2,500,000 shares, entities controlled by Thomas Bean received 7,000,000 shares and entities controlled by Alex H. Edwards received 3,000,000 shares.

ioWorldMedia, Incorporated and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

12.	Stockholders’ Equity (continued)

In January 2008, the Company issued 1,250,000 shares to vendors for services rendered or a reduction of a portion of the amount owed by the Company.

In April 2010, the Company amended the Articles of Incorporation to increase the authorized common shares to 250,000,000.

In June 2010, the Company issued 16,000,000 shares of its common stock to related parties in connection with the conversion of  debt.  Entities controlled by Thomas Bean received 10,000,000 shares and entities controlled by Alex H. Edwards received 6,000,000 shares.

In June 2010, the Company issued 2,000,000 shares to vendors for services rendered or a reduction of a portion of the amount owed by the Company.

In June 2010, the Company issued 3,745,000 shares of its common stock to the holder of a convertible note payable in a partial redemption of the note.

13.	Capital Lease - Future Minimum Lease Payments

The Company leases certain computer equipment under an agreement that is classified as a capital lease. At December 31, 2010 computer equipment with a cost basis of $39,031 and accumulated depreciation of $29,273 is recorded under a capital lease.

The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of December 31, 2010, are as follows:

For the year ending December 31,

2011	$4,186

Total minimum lease payments	4,186

Less: Amount representing interest	(114)

Present value of net minimum lease payments	$4,072

ioWorldMedia, Incorporated and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

14.	Related Party

At various dates during the year 2008, a related party shareholder advanced the Company funds, aggregating to a total $80,000 and $140,000 at December 31, 2010 and 2009, respectively. The advances are non-interest bearing and due on demand.  The unsecured note obligation was converted into preferred stock on April 5, 2011.

At various dates during the years 2004 through 2007, a related party shareholder advanced the Company funds, aggregating to a total $1,853,271 at December 31, 2010 and 2009, respectively. The advances are non-interest bearing and due on demand.  The unsecured note obligation was converted into preferred stock on April 5, 2011.

At various dates during the years 2007 through 2009, a related party shareholder advanced the Company funds, aggregating to a total $1,519,496 at December 31, 2010 and 2009, respectively. The advances are non-interest bearing and due on demand.  The unsecured note obligation was converted into preferred stock on April 5, 2011.

At various dates during the years 2005 through 2010, a related party shareholder advanced the Company funds, aggregating to a total $1,425,107 and $952,295 at December 31, 2010 and 2009, respectively. The advances are non-interest bearing and due on demand.  The unsecured note obligation was converted into preferred stock on April 5, 2011.

On June 5, 2008, a related party shareholder loaned the Company $500,000, subsequently reduced to $250,000, which resulted from the sale of one-half of the original note total to a third party.  The unsecured convertible promissory note bears interest at 5% per annum and due June 5, 2013.  At December 31, 2010 and 2009, the balance due, including accrued interest, was $306,738 and $539,306, respectively.  The note obligation was converted to preferred stock on April 5, 2011.

On May 2010, a third party, and related party shareholder, purchased one-half of a note obligation from a related party shareholder in the amount of $250,000.  During 2010, a portion of the note obligation was converted to common stock.  The unsecured convertible promissory note bears interest at 5% and due June 5, 2013.  The note obligation was converted to common stock on April 5, 2011.

ioWorldMedia, Incorporated and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

15.	Subsequent Events

The Company has analyzed its operations subsequent to December 31, 2010 through the date these financial statements were filed with the Securities and Exchange Commission.

In February 2011, the Company issued 1.0 million shares to a non-related party for an investment of $200,000.

On April 4, 2011, the Company’s board of directors approved the following actions:

•
The issuance of 3,000,000 restricted common shares to each of the directors, Thomas Bean, John Stanton, and Alex Edwards, in lieu of any compensation, which would have been received during the previous five years of service through December 31, 2010;

•
Converted the balance due Zanett Opportunity Fund, Ltd, a related party shareholder, against the unsecured, 5% convertible promissory note, due April 5, 2103, into 1,942,905 shares of the Company’s common stock;

•	The issuance of 2,420,000 restricted common shares for services provided by nine individuals since the inception of the Company; and
•
The issuance of 3.0 million shares of preferred stock to convert all outstanding debt obligations of related party shareholders, exclusive of the debt obligation due the Zanett Opportunity Fund, Ltd, whose debt obligation was converted into common shares.

16.	Quarterly Financials

The following financial information is presented as delinquent quarterly filings commencing the first quarter ending March 31, 2006.

IO World Media, Inc. and Subsidiaries
Quarterly Balance Sheet
2005

	Unaudited
	2005 Quarter Ending

	March 31	June 30	September 30	December 31

ASSETS

Current assets

Cash	$69,484	$123,980	$(10)	$(33,943)
Accounts receivable				16,827
Prepaid expense	145,569			1,285
Accrued revenue

Total current assets	215,053	123,980	(10)	(15,831)

Property and equipment, net of accumulated depreciation

Other assets

Intellectual Property Intangible, net of accumulated amortization			-	-
Intangible assets, net of impairment		348,195	535,128	3,488,120
Security deposit

Total other assets	120,000	348,195	535,128	3,488,120

Total assets	$335,053	$472,175	$535,118	$3,472,289

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Current portion of capital lease payable		$-	$-	$-
Accounts payable and accrued expenses		362,936	387,875	591,293

Total current liabilities	372,097	362,936	387,875	591,293

Related party loans payable		339,486	449,486	1,764,986
Common stock subscription advances		250,000	250,000	250,000
Long term debt

Total liabilities	571,583	952,422	1,087,361	2,606,279

Stockholders' equity

Common stock, $.001 par value; 90,000,000 shares
authorized, 2,209,537, 2,209,537, 2,209,537 and 36,189,537
shares issued and outstanding at each quarter end, respectively		2,310	2,310	36,290
Preferred stock, $.001 par value, 5,000,000 shares authorized,
25,000 shares issued and no shares outstanding		25	25	25
Additional paid-in capital	51,704,944	51,704,944	51,704,944	53,369,964
Treasury stock, 25,000 shares of preferred, at cost		(25,931)	(25,931)	(25,931)
Accumulated defcit	(51,917,878)	(52,161,595)	(52,233,591)	(52,514,338)

Total stockholders' equity		(480,247)	(552,243)	866,010

Total liabilities and stockholders' equity	$335,053	$472,175	$535,118	$3,472,289

Quarterly Statement of Operations

	Unaudited
	2005 Quarter Ending

	March 31	June 30	September 30	31-Dec

Sales	$-	$-	$-	$21,880

Cost of sales				228

Gross profit	-	-	-	21,652

Operating expenses:

Selling and general and administrative	3,584	245,863	71,997	302,399
Depreciation and amortization		-

Total expenses	3,584	245,863	71,997	302,399

Net operating income	(3,584)	(245,863)	(71,997)	(280,747)

Other income (expense)

Other comprehensive income	4,857	77,748	-	-
Interest expense

Total other income (expense)	4,857	77,748	-	-

Net income (loss) before income taxes	1,273	(168,115)	(71,997)	(280,747)

Provision for income taxes	-	-	-	-

Net income (loss)	$1,273	$(168,115)	$(71,997)	$(280,747)

IO World Media, Inc. and Subsidiaries
Quarterly Balance Sheet
2006

	Unaudited
	2006 Quarter Ending

	March 31	June 30	September 30	December 31

ASSETS

Current assets

Cash	$(28,640)	$49,762	$42,416	$39,536
Accounts receivable
Prepaid expense			1,715	1,491
Accrued revenue	1,015	3,237	8,518	14,872

Total current assets	(27,625)	52,999	52,649	55,899

Property and equipment, net of accumulated depreciation				15,258

Other assets

Intangible assets, net of impairment and accum amortization		3,361,106	3,297,598	3,234,091
Security deposit

Total other assets	3,424,613	3,361,106	3,297,598	3,234,091

Total assets	$3,396,988	$3,414,105	$3,350,247	$3,305,248

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Current portion of capital lease payable		$-	$-	$-
Accounts payable and accrued expenses		322,112	342,001	373,212

Total current liabilities	516,518	322,112	342,001	373,212

Related party loans payable		2,787,739	3,133,756	3,664,095
Common stock subscription advances
Long term debt

Total liabilities	3,048,579	3,109,851	3,475,757	4,037,307

Stockholders' equity

Common stock, $.001 par value; 90,000,000 shares
authorized, 36,289,537, 44,640,307, 44,640,307 and 44,640,307
shares issued and outstanding at each quarter end, respectively		44,741	44,741	44,741
Preferred stock, $.001 par value, 5,000,000 shares authorized,
25,000 shares issued and no shares outstanding		25	25	25
Additional paid-in capital	53,419,864	54,364,898	54,364,898	54,364,898
Treasury stock, 25,000 shares of preferred, at cost		(25,931)	(25,931)	(25,931)
Accumulated defcit	(53,081,939)	(54,079,479)	(54,509,243)	(55,115,792)

Total stockholders' equity		304,254	(125,510)	(732,059)

Total liabilities and stockholders' equity	$3,396,988	$3,414,105	$3,350,247	$3,305,248

Quarterly Statement of Operations

	Unaudited
	2006 Quarter Ending

	March 31	June 30	September 30	31-Dec

Sales	$46,960	$51,487	$114,246	$87,573

Cost of sales	1,783	1,284	1,219	1,640

Gross profit	45,177	50,203	113,027	85,933

Operating expenses:

Selling and general and administrative	549,271	984,236	479,283	628,522
Depreciation and amortization	63,507	63,507	63,507	63,961

Total expenses	612,778	1,047,743	542,790	692,483

Net operating income	(567,601)	(997,540)	(429,763)	(606,550)

Other income (expense)

Other comprehensive income			-	-
Interest expense

Total other income (expense)	-	-	-	-

Net income (loss) before income taxes	(567,601)	(997,540)	(429,763)	(606,550)

Provision for income taxes	-	-	-	-

Net income (loss)	$(567,601)	$(997,540)	$(429,763)	$(606,550)

IO World Media, Inc. and Subsidiaries
Quarterly Balance Sheet
2007

	Unaudited
	2007 Quarter Ending

	March 31	June 30	September 30	December 31

ASSETS

Current assets

Cash	$12,610	$2,603	$8,843	$94,043
Accounts receivable	3,486			8,000
Prepaid expense	1,269	43,426	820	597
Accrued revenue		3,708	9,988	622

Total current assets	17,365	49,737	19,651	103,262

Property and equipment, net of accumulated depreciation		338,516	323,990	306,871

Other assets

Intangible assets, net of impairment and accum amortization		3,107,076	3,043,569	1,474,118
Security deposit		1,046	1,046	1,046

Total other assets	3,170,583	3,108,122	3,044,615	1,475,164

Total assets	$3,229,723	$3,496,375	$3,388,256	$1,885,297

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Current portion of capital lease payable		$125,664	$113,559	$86,558
Accounts payable and accrued expenses		269,462	267,203	287,320

Total current liabilities	403,460	395,126	380,762	373,878

Related party loans payable		2,968,590	3,354,390	3,832,390
Common stock subscription advances
Long term debt		192,650	170,642	147,845

Total liabilities	2,903,055	3,556,366	3,905,794	4,354,113

Stockholders' equity

Common stock, $.001 par value; 90,000,000 shares
authorized, 75,707,874, 75,707,874, 75,707,874 and 75,707,874
shares issued and outstanding at each quarter end, respectively		75,808	75,808	75,808
Preferred stock, $.001 par value, 5,000,000 shares authorized,
25,000 shares issued and no shares outstanding		25	25	25
Additional paid-in capital	55,887,209	55,887,209	55,887,209	55,887,209
Treasury stock, 25,000 shares of preferred, at cost		(25,931)	(25,931)	(25,931)
Accumulated defcit	(55,610,443)	(55,997,102)	(56,454,649)	(58,405,927)

Total stockholders' equity		(59,991)	(517,538)	(2,468,816)

Total liabilities and stockholders' equity	$3,229,723	$3,496,375	$3,388,256	$1,885,297

Quarterly Statement of Operations

	Unaudited
	2007 Quarter Ending

	March 31	June 30	September 30	31-Dec

Sales	$75,587	$63,666	$41,430	$50,924

Cost of sales	2,151	3,224	2,265	2,591

Gross profit	73,436	60,442	39,165	48,333

Operating expenses:

Selling and general and administrative	449,475	355,243	405,470	1,909,231
Depreciation and amortization	65,234	81,439	81,587	81,621

Total expenses	514,709	436,682	487,057	1,990,852

Net operating income	(441,273)	(376,240)	(447,892)	(1,942,519)

Other income (expense)

Other comprehensive income			-	-
Interest expense	(53,378)	(10,418)	(9,655)	(8,759)

Total other income (expense)	(53,378)	(10,418)	(9,655)	(8,759)

Net income (loss) before income taxes	(494,651)	(386,658)	(457,547)	(1,951,278)

Provision for income taxes	-	-	-	-

Net income (loss)	$(494,651)	$(386,658)	$(457,547)	$(1,951,278)

IO World Media, Inc. and Subsidiaries
Quarterly Balance Sheet
2008

	Unaudited
	2008 Quarter Ending

	March 31	June 30	September 30	December 31

ASSETS

Current assets

Cash	$20,731	$37,844	$14,091	$(5,730)
Accounts receivable		1,500	1,658	(6,687)
Prepaid expense	373	149	1,715	1,492
Accrued revenue	504	239	350	249

Total current assets	21,608	39,732	17,814	(10,676)

Property and equipment, net of accumulated depreciation		270,553	252,395	234,236

Other assets

Intangible assets, net of impairment and accum amortization		1,347,103	1,283,597	164,737
Security deposit	1,046	1,046	1,046	1,046

Total other assets	1,411,657	1,348,149	1,284,643	165,783

Total assets	$1,721,977	$1,658,434	$1,554,852	$389,343

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Current portion of capital lease payable		$92,885	$96,219	$99,673
Accounts payable and accrued expenses		457,286	473,447	534,931

Total current liabilities	460,053	550,171	569,666	634,604

Related party loans payable	3,272,890	3,636,205	3,940,113	4,420,890
Common stock subscription advances
Long term debt	124,229	99,766	74,424	48,172

Total liabilities	3,857,172	4,286,142	4,584,203	5,103,666

Stockholders' equity

Common stock, $.001 par value; 90,000,000 shares
authorized, 86,957,874, 86,957,874, 86,957,874 and 86,957,874
shares issued and outstanding at each quarter end, respectively		87,058	87,058	87,058
Preferred stock, $.001 par value, 5,000,000 shares authorized,
25,000 shares issued and no shares outstanding		25	25	25
Additional paid-in capital	56,738,459	56,738,459	56,738,459	56,738,459
Treasury stock, 25,000 shares of preferred, at cost		(25,931)	(25,931)	(25,931)
Accumulated defcit	(58,934,806)	(59,427,319)	(59,828,962)	(61,513,934)

Total stockholders' equity		(2,627,708)	(3,029,351)	(4,714,323)

Total liabilities and stockholders' equity	$1,721,977	$1,658,434	$1,554,852	$389,343

Quarterly Statement of Operations

	Unaudited
	2008 Quarter Ending

	March 31	June 30	September 30	31-Dec

Sales	$62,129	$42,727	$45,498	$76,307

Cost of sales	2,165	2,400	3,267	11,160

Gross profit	59,964	40,327	42,231	65,147

Operating expenses:

Selling and general and administrative	499,127	442,056	349,304	1,656,444
Depreciation and amortization	81,666	81,666	81,665	81,666

Total expenses	580,793	523,722	430,969	1,738,110

Net operating income	(520,829)	(483,395)	(388,738)	(1,672,963)

Other income (expense)

Other comprehensive income			-	-
Interest expense	(8,049)	(9,118)	(12,905)	(12,010)

Total other income (expense)	(8,049)	(9,118)	(12,905)	(12,010)

Net income (loss) before income taxes	(528,878)	(492,513)	(401,643)	(1,684,973)

Provision for income taxes	-	-	-	-

Net income (loss)	$(528,878)	$(492,513)	$(401,643)	$(1,684,973)

IO World Media, Inc. and Subsidiaries
Quarterly Balance Sheet
2009

	Unaudited
	2009 Quarter Ending

	March 31	June 30	September 30	December 31

ASSETS

Current assets

Cash	$81,232	$83,920	$439	$5,085
Accounts receivable	(2,621)	1,056	1,536	6,269
Prepaid expense	1,268	1,044	820	597
Accrued revenue	(2,702)	(1,227)	(604)

Total current assets	77,177	84,793	2,191	11,951

Property and equipment, net of accumulated depreciation		197,919	179,760	161,601

Other assets

Intangible assets, net of impairment and accum amortization		75,701	46,494	37,195
Security deposit	1,046	1,046	1,046	1,046

Total other assets	102,276	76,747	47,540	38,241

Total assets	$395,530	$359,459	$229,491	$211,793

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Current portion of capital lease payable		$89,911	$67,413	$44,100
Accounts payable and accrued expenses		730,075	742,877	816,166

Total current liabilities	790,590	819,986	810,290	860,266

Related party loans payable	4,722,739	4,923,279	4,954,145	5,004,368
Common stock subscription advances
Long term debt	20,978	69,854	217,011	324,072

Total liabilities	5,534,307	5,813,119	5,981,446	6,188,706

Stockholders' equity

Common stock, $.001 par value; 90,000,000 shares
authorized, 86,957,874, 86,957,874, 86,957,874 and 86,957,874
shares issued and outstanding at each quarter end, respectively		87,058	87,058	87,058
Preferred stock, $.001 par value, 5,000,000 shares authorized,
25,000 shares issued and no shares outstanding		25	25	25
Additional paid-in capital	56,738,459	56,738,459	56,738,459	56,738,459
Treasury stock, 25,000 shares of preferred, at cost		(25,931)	(25,931)	(25,931)
Accumulated defcit	(61,938,388)	(62,253,271)	(62,551,566)	(62,776,524)

Total stockholders' equity		(5,453,660)	(5,751,955)	(5,976,913)

Total liabilities and stockholders' equity	$395,530	$359,459	$229,491	$211,793

Quarterly Statement of Operations

	Unaudited
	2009 Quarter Ending

	March 31	June 30	September 30	31-Dec

Sales	$177,016	$268,659	$203,764	$206,180

Cost of sales	113,565	125,498	92,306	96,503

Gross profit	63,451	143,161	111,458	109,677

Operating expenses:

Selling and general and administrative	394,943	384,019	372,795	298,589
Depreciation and amortization	81,666	63,596	27,457	27,457

Total expenses	476,609	447,615	400,252	326,046

Net operating income	(413,158)	(304,454)	(288,794)	(216,369)

Other income (expense)

Interest expense	(11,296)	(10,429)	(9,501)	(8,589)

Total other income (expense)	(11,296)	(10,429)	(9,501)	(8,589)

Net income (loss) before income taxes	(424,454)	(314,883)	(298,295)	(224,958)

Provision for income taxes	-	-	-	-

Net income (loss)	$(424,454)	$(314,883)	$(298,295)	$(224,958)

IO World Media, Inc. and Subsidiaries
Quarterly Balance Sheet
2010

	Unaudited
	2010 Quarter Ending

	March 31	June 30	September 30	31-Dec

ASSETS

Current assets

Cash	$6,983	$118,254	$3,620	$2,057
Accounts receivable	830	273
Prepaid expense	373
Accrued revenue		149		19,399

Total current assets	8,186	118,676	3,620	21,456

Property and equipment, net of accumulated depreciation		125,284	107,125	88,966

Other assets

Intellectual Property Intangible, net of accumulated amortization		18,598	9,299
Security deposit	1,046	1,046	1,046	1,046

Total other assets	28,943	19,644	10,345	1,046

Total assets	$180,571	$263,604	$121,090	$111,468

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Note payable related party shareholders		$5,013,301	$5,276,799	$5,403,794
Note payable		613,867	400,000	400,000
Current portion of capital lease payable		9,854	7,011	4,072
Accounts payable and accrued expenses		898,882	937,789	983,896

Total current liabilities	901,357	6,535,904	6,621,599	6,791,762

Notes payable related party shareholders		-	-	-
Capital lease payable, net of current portion		-	-	-
Note payable-long-term	401,035	-	-	-

Total liabilities	6,389,260	6,535,904	6,621,599	6,791,762

Stockholders' equity

Common stock, $.001 par value; 250,000,000 as of Apirl 1, 2010 and and 90,000,000 authorized, 36,389,537, 44,740,237, 44,740,237 and
44,740,237 shares issued and outstanding at each quarter end, respectively		108,803	108,803	108,803
Preferred stock, $.001 par value, 5,000,000 shares authorized,
25,000 shares issued and no shares outstanding		25	25	25
Additional paid-in capital	56,738,459	56,934,164	56,934,164	56,934,164
Treasury stock, 25,000 shares of preferred, at cost		(25,931)	(25,931)	(25,931)
Accumulated defcit	(63,008,300)	(63,289,361)	(63,517,570)	(63,697,355)

Total stockholders' equity		(6,272,300)	(6,500,509)	(6,680,294)

Total liabilities and stockholders' equity	$180,571	$263,604	$121,090	$111,468

Quarterly Statement of Operations

	Unaudited
	2010 Quarter Ending

	March 31	June 30	September 30	31-Dec

Sales	$181,647	$191,544	$207,302	$260,625

Cost of sales	95,572	102,343	113,108	119,799

Gross profit	86,075	89,201	94,194	140,826

Operating expenses:

Selling and general and administrative	282,779	336,067	288,868	287,171
Depreciation and amortization	27,457	27,457	27,457	27,458

Total expenses	310,236	363,524	316,325	314,629

Net operating income	(224,161)	(274,323)	(222,131)	(173,803)

Other income (expense)

Interest expense	(7,615)	(6,738)	(6,078)	(5,982)

Total other income (expense)	(7,615)	(6,738)	(6,078)	(5,982)

Net income (loss) before income taxes	(231,776)	(281,061)	(228,209)	(179,785)

Provision for income taxes	-	-	-	-

Net income (loss)	$(231,776)	$(281,061)	$(228,209)	$(179,785)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting”, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Our internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized use, acquisition, or disposition of our assets that could have a material effect on the consolidated financial statements.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2010.  Based on that evaluation, the Company’ officers concluded that the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2010.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting since the Company’s last Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following are our officers and directors as of the date of this annual report.

Name	Age	Position

Thomas J. Bean	44	Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors
Alex H. Edwards III	50	Director and Secretary
John D. Stanton	62	Director

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director and executive officer, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Thomas J. Bean has been our chief executive officer, chief financial officer, and chairman since December 2007 and has spearheaded the transformation of the Company from a small non-scalable webcaster to its current market position with three revenue verticals which are now scalable and poised for explosive growth. Mr. Bean has over a dozen years of audio broadcast experience through his management as the exclusive agent for Bubba the Love Sponge® Clem a nationally syndicated radio personality.  Mr. Clem and his show are heard on terrestrial radio around the country and was formally on Sirius/XM as part of Howard Stern’s channel offerings where he reached the distinction as the second most listened to channel on the entire satellite platform behind only Howard Stern himself.  Mr. Bean is an entrepreneur with significant experience in a multitude of different business’s including formerly holding a position as an operations executive for Domino’s Pizza, Inc.  In 1992, he exited corporate employment and started his entrepreneurial career by purchasing existing operating stores from both Domino’s Pizza Inc. corporate and other Domino’s Pizza franchisees.  He eventually became the largest Domino’s Pizza franchisee in Florida and the fifth largest in the nation while improving sales within his franchise organization over 400%.  Mr. Bean attended Cornell University in Ithaca New York.

Alex H. Edwards III has been our secretary and a director since December 2007.  For the last 5 years Mr. Edwards currently has serve as Managing Partner of Trident Consulting Partners, a private consulting firm specializing in executive leadership and structured finance for micro-cap companies.  Mr. Edwards has served in multiple executive leadership roles and on numerous Boards of Directors including current positions with Nanobac Pharmaceuticals and Renew Energy Resources.  He previously was a Director and CEO of NanoChemical Systems Holdings and served in like roles with Nanobac Pharmaceuticals in 2003 and 2004. From May 2002 through December 2004, Edwards was a managing partner of 360 Partners as well as president and CEO of 360 Energy.  Before that, he was in private consulting practice utilizing his experiences with leadership in healthcare growth companies.  During this period, Edwards served in numerous corporate capacities including a directorship at American Enterprise Corporation. From January 1997 to May 2002, Edwards was an executive with SRI/Surgical Express.  He served in roles that ranged from vice-president/general manager to spending his last year with the company as President.  Prior to this, he worked in sales and marketing with Dianon Systems, Inc. His positions included sales and sales management roles, as well as field and corporate marketing. Mr.  Edwards also served as an officer in the United States Navy with duty assignments ranging from shipboard divisional leadership to executive assistant for the Naval Surface Group Commander in Norfolk, Virginia. Alex Edwards is a 1987 graduate of the United States Naval Academy.

John D. Stanton has been a director since December 2007.   Mr. Stanton has served as the President and Chief Executive Officer of Florida Engineered Construction Products, Corporation. Since the early 1990’s, Mr. Stanton has been, and continues to be, involved in turn-around management for financially distressed companies, providing both management guidance and financing. In 1981, Mr. Stanton assumed the role of Chief Financial Officer for Florida Engineered Construction Products, Corporation, a privately held manufacturer of residential and commercial construction products, located in Tampa, Florida. Mr. Stanton worked as an auditor with the international professional services firm that is now known as Ernst & Young, LLP from 1973 through 1981. Mr. Stanton, a Vietnam veteran of the United States Army, graduated from the University of South Florida with a Bachelors Degree in Marketing and Accounting in 1972, and with an MBA in 1973. Mr. Stanton earned the designation of Certified Public Accountant in 1974 and was a Sells Award winner in the CPA examination.

Director Qualifications

Directors are responsible for overseeing the Company’s business consistent with their fiduciary duty to stockholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. The board believes that there are general requirements for service on the Company’s board of directors that are applicable to all directors and that there are other skills and experience that should be represented on the board as a whole but not necessarily by each director. The board, acting as a nominating committee, considers the qualifications of director and director candidates individually and in the broader context of the board’s overall composition and the Company’s current and future needs.

Family Relationships

There are no family relationships between any of our company's directors or executive officers.

Compensation Committee Interlocks and Insider Participation

Our entire board currently acts as our compensation committee. Emmanuel Tsoupanarias is the sole executive officer of our company. No member of the compensation committee is employed by or serving as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our board.

Audit Committee

The Board of Directors acts as the audit committee and the Board has no separate committees.  The Board of Directors believes that the aggregate technical, commercial and financial experience of its members, together with their knowledge of the Company, provides the Board with the ability to monitor and direct the goals of the Company and to protect the best interests of its shareholders.   In addition, the Board of Directors is authorized to engage independent financial consultants, auditors and counsel whenever it believes it is necessary and appropriate.

Code of Ethics

The Company has adopted a code of ethics, which applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The code of ethics is available on the Company’s website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and holders of more than 10% of the Company’s Common Stock to file reports of beneficial ownership and changes in ownership of the Company’s Common Stock with the SEC. These persons are required to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2010, neither Thomas Bean, Alex Edwards nor John Stanton have filed the required reports.

Item 11.	Executive Compensation.

The following table presents certain information concerning the total compensation earned by or paid during the three fiscal years ended December 31, 2010 to: (1) the former Chief Executive Officer of the Company AND (2) other former executive officers who would have been among the most highly compensated executive officer if they had been as such at the end of the last fiscal year (collectively, the “Named Executive Officers”).

		Annual Compensation		Long-Term		All Other
Name and Principal Position	Year	Salary($) (2)	Bonus ($)	Other Annual Compensation ($)	Underlying Options	Compensation (1)
Thomas J. Bean – Chief Executive Officer (4)	2005	--	--	--	--	--
	2006	--	--	--	--	--
	2007	--	--	--	--	--
	2008	--	--	--	--	--
	2009	--	--	--	--	--
	2010	--	---	--	--	--
John D. Stanton (3) – Chief Executive Officer and Chief Financial Officer	2005	--	--	--	--	--
	2006	--	--	--	--	--
	2007	--	--	--	--	--
	2008	--	--	--	--	--
	2009	--	--	--	--	--
	2010	--	--	--	--	--
Alex H. Edwards III Secretary(5)	2005	--	--	--	--	--
	2006	--	--	--	--	--
	2007	--	--	--	--	--
	2008	--	--	--	--	--
	2009	--	--	--	--	--
	2010	--	---	--	--	--

(1)  The aggregate amount of other personal benefits, if any, did not exceed the lesser of $50,000 or 10% of the total amount of annual salary and bonus beyond for each Named Executive Officer and has therefore been omitted.

(2)  Includes any amount deferred by the Named Executive Officers pursuant to the Company’s 401(k) Plan.

(3) Mr. Stanton was the Company’s Chief Executive Officer and Chief Financial Officer from December 30, 2003 through December 30, 2006 Mr. Stanton is currently a director of the Company.  Mr. Stanton received no compensation during his time as the Company’s Chief Executive and Chief Financial Officer.

(4)  Mr. Bean assumed the roles of Chief Executive Officer and Chief Financial Officer on December 31, 2007. Mr. Bean has received no compensation to date.

(5) Mr. Edwards assumed the role of Secretary on December 31, 2007.  Mr. Edwards has received no compensation to date.

Employment Agreements

The Company currently has no Employment Agreements.

Compensation of Directors

The Directors have received no compensation during the reporting period.

Stock Options

 As of December 31, 2010, the Company has no outstanding stock options.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company’s capital stock as of December 31, 2010 by each person known by the Company who beneficially owns more than 5% of the outstanding shares of Common Stock, each director and executive officer of the Company, and all directors and executive officers of the Company as a group.

	Amount and Nature of	Percentage
Name and Address of Beneficial Owner	Beneficial Ownership	of Class(1)

John Stanton (2)
P.O. Box 24567, Tampa FL	30,645,111	28%

Thomas Bean (2)	29,792,000	27%
5025 W. Lemon St. Suite 200 Tampa FL 33609

Alex Edwards(2)	11,735,000	11%
5025 W. Lemon St. Suite 200, Tampa FL 33609

Directors and Executive Officers as a Group	72,172,111	66%
(three persons)

IO Media Partners	16,430,000	15%

Total	88,602,111	82%

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. For purposes of calculating the percentage beneficially owned, the number of shares deemed outstanding includes (108,702,874) shares outstanding as of December 31, 2010  and (ii) shares issuable by the Company pursuant to convertible debt held by the respective person which may be exercised within 60 days following the date of this document ("Presently Convertible Securities"). Presently Convertible Securities are deemed to be outstanding and to be beneficially owned by the person holding such security for the purpose of computing the percentage ownership of such person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes shares owned by entities to which Mr. Stanton, Mr. Bean and Mr. Edwards have controlling interests.

Item 13.	Certain Relationships and Related Transactions, Director Independence.

A Contribution Agreement was executed on or about November 23, 2005, by and among the Company and several parties, including John Stanton.  As part of the Contribution Agreement, John Stanton, Thomas J. Bean, and Alex Edwards exchanged debt owed by the Company in the principal amount of $523,000 and other consideration for 5,370,000 shares of the Company’s Common Stock.

Digiquest Technologies, Inc. (“Digiquest”), an entity controlled by Thomas Bean, shareholder, has provided administrative and consulting services to the Company.  In addition, office space is provided by Renegade Strategies, Inc. (“Renegade”), an entity controlled by Thomas Bean, at 5025 West Lemon Street, Tampa, Florida.  The Company is obligated to pay for these services at usual and customary rates.

Item 14.	Principal Accounting Fees and Services.

The following summarizes the fees paid to Independent Auditors for the years ended December 31, 2010 and 2009:

	2010	2009

Audit	$0	$0
Audit-Related	-	-
All Other	0	0

Total Fees	$0	$0

Item 15.	Exhibits, Financial Statement Schedules.

(a) Exhibits

The following exhibits are filed as a part of, or are incorporated by reference into, this Report on Form 10-K:

EXHIBIT INDEX

Exhibit Number	Description

3.1
Articles of Incorporation of the Company effective as of January 1, 1996, as amended by the Articles of Amendment dated as of January 9, 1996 (incorporated herein by reference to Exhibit Number 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-00250)).

3.2	Bylaws of the Company (incorporated herein by reference to Exhibit Number 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-00250)).

3.3	Articles of Amendment of the Articles of Incorporation of IoWorldMedia Corporation filed June 1, 2001.

3.4	Articles of Amendment of the Articles of Incorporation of PowerCerv Corporation for Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock filed August 31, 2001.

3.5	Amendment to the Articles of Incorporation of Powercerv Corporation dated December 21, 2005

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

10.13	Management and Finance Agreement by and among PowerCerv Corporation and WhiteKnight SST, Inc. dated December 23, 2003.

10.14	Contribution Agreement dated September 21, 2005

14.1	Code of Ethics

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IOMEDIAWORLD, INCORPORATED

Date: April 15, 2011	By:	/s/ Thomas Bean
Thomas Bean
Chief Executive Officer and Chairman of the Board.
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Bean	Chief Executive Officer, Chief Financial Officer and	April 15, 2011
Thomas Bean	Chairman of the Board of Directors (Principal Executive Officer and Principal Financial Officer)

/s/ Alex H. Edwards III	Director and Secretary	April 15, 2011
Alex H. Edwards III	(Principal Accounting Officer)

/s/ John D. Stanton	Director	April 15, 2011
John D. Stanton