Form 10-K/A
period 2010-12-31
IO World Media, Inc
filed 2011-04-21
CIK 1005758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2010

IOWORLDMEDIA, INCORPORATED
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

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. ☐ Yes  ☒ No

Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Amendment No. 1 to Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark if registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This amendment on Form 10-K/A of IOWORLDMEDIA, INCORPORATED. is being filed to replace the Annual Report on Form 10-K that was filed on April 18, 2011.  Many of the changes are related to errors that occurred during the processing of the Form 10-K by our printer.

This amendment to the annual report of IOWORLDMEDIA, INCORPORATED. together with its consolidated subsidiaries, (“ioWorldMedia”, the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) covers periods after September 30, 2005. Readers should be aware that several aspects of this Amendment No. 1 to the Annual Report on Form 10-K differ from other annual reports. First, this report is for each of the fiscal years ended December 31, 2010, December 31, 2009, December 31, 2008, December 31, 2007, December 31, 2006, and December 31, 2005, in lieu of filing separate reports for each of those years. Second, because of the amount of time that has passed since our last periodic report was filed with the Securities and Exchange Commission (the “SEC”), the information relating to our business and related matters is focused on our more recent periods. Finally, in this report, we are including expanded financial and other disclosures in lieu of filing separate Quarterly Reports on Form 10-Q for each of the quarters ended March 31, 2006 through September 30, 2010. We do not intend to file the Quarterly Reports on Form 10-Q for any of the quarters ended March 31, 2006 through September 30, 2010.  We believe that the filing of this expanded annual report enables us to provide information to investors in a more efficient manner than separately filing each of the quarterly reports described above.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Amendment No. 1 to the Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Description of Business,” “Plan of Operation” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1.	Business.

Background

PowerCerv Corporation was incorporated in Florida in January 1995 as a holding company. The Company’s Articles of Incorporation were amended in December of 2005 to change its name to IOWORLDMEDIA, INCORPORATED. The name change became effective in January 2006.

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

Listener Action – Terrestrial and Satellite Radio depend on recall to make their advertising effective. Listeners, many of whom are in cars, must remember the advertising message when they’re in a position to take action. An advantage of Radioio is that significant listening is done in the office, or on a smart phone or other portable internet device where listeners can easily click a link, a “buy now” button, or take any action an advertiser wishes to associate with their advertising message.

32kbps is considered AM quality, 64kbps is considered FM quality, 128kbps is considered CD quality and 192kbps is high fidelity.

Currently there are over two million estimated unique IP addresses tuning in to Radioio, per month.  Another way to measure its significant traffic and popularity is that in excess of an estimated 10 million stream initiations occur each month with an average estimated duration of approximately 50 minutes, each session. Traditional terrestrial radio average listening sessions are generally around 10 minutes, making the average estimated listening session on Radioio five times longer than traditional radio.

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

io4business can customize on the fly and integrate any messaging within the broadcast, including in-store accounts. An example would be if McDonald’s wanted to advertise that the McRib is back and have the Coca-Cola™ distributor pay for a “have a refreshing Coke" with your McRib sandwich.

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

Radioio You will be an interactive, highly adjustable but easy to use tool set for listeners that will have access to and utilize the millions of songs in the Company’s library and the fact that many individuals like to build their own playlists for general listening pleasure based on their mood and for special occasions or functions.  Think of it as an MP3 player with a library of millions of songs.  You don’t have to purchase and carry your library around with you.  RadioioYou will allow you, the subscriber, to input some simple and easy to adjust preferences such as artists, mood, (happy, sad, lighter, darker etc.) speed (faster, slower) genre (rock, pop, jazz or combination) decade (60’s, 70’s, 80’s today or combination thereof) and will then select from the entire library a playlist made just for YOU for a day at the beach, a bike ride, or to build an evening’s musical catalogue of selections for a special event or party.  Think of the uses: There could be special saved settings for Halloween partys, Christmas, graduation, birthday events, etc.

Radioio Me will be a constructed tool set available through the  site that allows you to become the programmer and be a real disk jockey with your own internet radio station.  Imagine sending your 250-closest friends a link to access your live stream with its playlist and tunes with fully integrated social media allowing them to comment on your entrainment prowess and music selections plus sharing the experience and access to your internet radio station with their friends and followers because when it comes to your station it’s all about “ME”!

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

On December 31, 2010, the closing bid quote for the Common Shares was $.11 per share, and there were 196 holders of record of Common Shares. Continental Stock Transfer & Trust Company, 17 Battery Place, New York, NY 10004 is the transfer agent for the Company’s common shares.

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

	Years ended December 31
	2010	2009	% Change
Sales	$841,120	$855,620	(1.7)%

Cost of goods sold	430,824	427,981

Gross profit	410,296	427,639

Operating expenses:

Selling and general and administrative	1,194,150	1,449,380
Depreciation and amortization	109,830	200,177

Total expenses	1,303,980	1,649,557	(21.5)%

Net operating income	(893,684)	(1,221,918)

Interest expense	(27,147)	(40,672)

Net income (loss) before income taxes	(920,831)	(1,262,590)	(27.5)%

Revenue

Revenue decreased by $14,500, or 1.7%, in fiscal year 2010 to $841,120 compared to $855,620 for fiscal year 2009.   Revenue consists primarily of subscription and advertising fee revenue.

General and administrative

The Company incurred $1,194,150 and $1,449,380 of administrative expenses attributable to the services performed through  ioWorldMedia and its Subsidiaries for 2010 and 2009, respectively.  Administrative expenses for 2010 decreased by $255,230 or 17.6% as compared to fiscal year 2009.  The decrease from 2006 to 2007 resulted from operational cost reductions implemented by the Company.

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

Liquidity and capital resources

We have generated operating losses since inception. We have incurred net losses of $920,831 and $1,262,590 for the years ended December 31, 2010 and 2009. We may continue to experience net operating losses. Historically, we have relied upon outside investor funds to maintain our operations and develop our business. We anticipate raising additional capital within the next twelve months from investors for working capital as well as business expansion and we can provide no assurance that additional investor funds will be available on terms acceptable to us. If we are unable to obtain additional financing to meet our working capital requirements, we may have to curtail our business.   Revenue decreased by $14,500, or 1.7% , in fiscal year 2010 to $841,120 compared to $855,620 for fiscal year 2009.

At December 31, 2010, we had negative working capital of $6,770,306, as compared to $848,315 at December 31, 2009. During the twelve months ended December 31, 2010 we experienced negative cash flow from operations of $635,804, as compared to $792,990 in 2009.

Net cash used for operating activities in 2010 was $635,804 compared to $792,990 in 2009.   Net cash used in investing activities in 2010 was $0.

Net cash provided by financing activities in 2010 $632,776  as compare $803,805 in 2009.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.	Financial Statements and Supplementary Data.

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AT
DECEMBER 31, 2010

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES

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

/s/Patrick Rodgers, CPA, PA
Patrick Rodgers, CPA, PA
Altamonte Springs, FL
April 15, 2011

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Balance Sheet
For the Years Ended December 31, 2010, 2009, 2008, 2007, 2006 and 2005

	2010	2009	2008	2007	2006	2005

ASSETS

Current assets

Cash	$2,057	$5,085	$(5,730)	$94,043	$39,536	$(33,943)
Accounts receivable		6,269	(6,686)	8,000		16,827
Prepaid expense	1,500	597	1,492	596	1,492
Accrued revenue	17,899	-	248	622	14,872	1,285

Total current assets	21,456	11,951	(10,676)	103,261	55,900	(15,831)

Property and equipment, net of accumulated depreciation	88,966	161,601	234,236	306,871	15,258

Other assets

Intellectual Property Intangible, net of accumulated amortization		37,195	164,737	418,766	672,796	926,825
Acquisition Intangibles, net of impairment				1,055,352	2,561,294	2,561,295
Security deposit	1,046	1,046	1,046	1,046

Total other assets	1,046	38,241	165,783	1,475,164	3,234,090	3,488,120

Total assets	$111,468	$211,793	$389,343	$1,885,296	$3,305,248	$3,472,289

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Note payable related party shareholders	5,403,794	$-	$-	$-	$-	$-
Note payable	400,000
Current portion of capital lease payable	4,072	44,100	99,673	86,559
Accounts payable and accrued expenses	983,896	816,166	534,931	287,320	373,212	841,293

Total current liabilities	6,791,762	860,266	634,604	373,878	373,212	841,293

Notes payable related party shareholders		5,004,368	4,420,890	3,832,390	3,664,095	1,764,986
Capital lease payable, net of current portion		4,072	48,172	147,845
Note payable-long-term		320,000

Total liabilities	6,791,762	6,188,706	5,103,666	4,354,113	4,037,307	2,606,279

Stockholders' equity

Common stock, $.001 par value; 250,000,000 and 90,000,000 shares authorized, 108,702,874, 86,957,874, 86,957,874, 75,707,874, shares issued and 44,640,307 and 36,189,537 shares issued and outstanding at December 31, 2010, 2009, 2008, 2007, 2006 and 2005 respectively	108,803	87,058	87,058	75,808	44,741	36,290
Preferred stock, $.001 par value, 5,000,000 shares authorized,	25	25	25	25	25	25
25,000 shares issued and no shares outstanding
Additional paid-in capital	56,934,164	56,738,459	56,738,459	55,887,209	54,364,898	53,369,964
Treasury stock,25,000 shares of preferred, at cost	(25,931)	(25,931)	(25,931)	(25,931)	(25,931)	(25,931)
Accumulated defcit	(63,697,355)	(62,776,524)	(61,513,934)	(58,405,928)	(55,115,792)	(52,514,338)

Total stockholders' equity	(6,680,294)	(5,976,913)	(4,714,323)	(2,468,817)	(732,059)	866,010

Total liabilities and stockholders' equity	$111,468	$211,793	$389,343	$1,885,296	$3,305,248	$3,472,289

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
STATEMENTS OF OPERATIONS
  For the Years Ended December 31, 2010, 2009, 2008, 2007, 2006 and 2005

	2010	2009	2008	2007	2006	2005

Sales	$841,120	$855,620	$226,661	$231,607	$300,265	$21,880

Cost of goods sold	430,824	427,981	18,992	10,233	5,925	228

Gross profit	410,296	427,639	207,669	221,374	294,340	21,652

Operating expenses:

Selling and general and administrative	1,194,150	1,449,380	2,946,824	3,119,418	2,641,311	602,647
Depreciation and amortization	109,830	200,177	326,665	309,881	254,483	21,169

Total expenses	1,303,980	1,649,557	3,273,489	3,429,299	2,895,794	623,816

Net operating income	(893,684)	(1,221,918)	(3,065,820)	(3,207,925)	(2,601,454)	(602,164)

Other income (expense)

Other comprehensive income	-	-	-	-	-	82,605
Interest expense	(27,147)	(40,672)	(42,186)	(82,211)	-	(27)

Total other income (expense)	(27,147)	(40,672)	(42,186)	(82,211)	-	82,578

Net income (loss) before income taxes	(920,831)	(1,262,590)	(3,108,006)	(3,290,136)	(2,601,454)	(519,586)

Provision for income taxes	-	-	-	-	-	-

Net income (loss)	$(920,831)	$(1,262,590)	$(3,108,006)	$(3,290,136)	$(2,601,454)	$(519,586)

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
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

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Statements of Operations
For the Years Ended December 31, 2010 and 2009

	Years Ended December 31,
	2010	2009

Sales	$841,120	$855,620

Cost of goods sold	430,824	427,981

Gross profit	410,296	427,639

Operating expenses:

Selling and general and administrative	1,194,150	1,449,380
Depreciation and amortization	109,830	200,177

Total expenses	1,303,980	1,649,557

Net operating income	(893,684)	(1,221,918)

Other income (expense)

Interest expense	(27,147)	(40,672)

Total other income (expense)	(27,147)	(40,672)

Net income (loss) before income taxes	(920,831)	(1,262,590)

Provision for income taxes	-	-

Net income (loss)	$(920,831)	$(1,262,590)

Net loss per weighted share,
basic and fully diluted	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding, basic and fully diluted	97,830,374	86,957,874

See notes to consolidated financial statements.

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Statement of Shareholders' Equity
For the Years Ended December 31, 2008, 2009 and 2010

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

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
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

To complete the SearchPlay purchase, the Company entered into a Contribution Agreement in November 2005.  Pursuant to the agreement, the Company agreed to exchange shares of its Common Stock for the membership interests of Search Play.  As part of this agreement, the Company also agreed to exchange shares of its Common Stock for certain debt owed to several individuals some of whom are principals or affiliates of WhiteKnight.

In January 2006 the Company officially changed its name to IOWORLDMEDIA, INCORPORATED .

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

13.	Capital Lease - Future Minimum Lease Payments

The Company leases certain computer equipment under an agreement that is classified as a capital lease. At December 31, 2010 computer equipment with a cost basis of $39,031 and accumulated depreciation of $29,273 was recorded under a capital lease.

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

On April 5, 2011, unsecured note obligations and other note obligations related to the following transactions were converted to preferred stock:

•
At various dates during the year 2008, a related party shareholder advanced the Company funds, aggregating to a total $80,000 and $140,000 at December 31, 2010 and 2009, respectively. The advances are non-interest bearing and due on demand.  The unsecured note obligation was converted into preferred stock on April 5, 2011.

•
At various dates during the years 2004 through 2007, a related party shareholder advanced the Company funds, aggregating to a total $1,853,271 at December 31, 2010 and 2009, respectively. The advances are non-interest bearing and due on demand.  The unsecured note obligation was converted into preferred stock on April 5, 2011.

•
At various dates during the years 2007 through 2009, a related party shareholder advanced the Company funds, aggregating to a total $1,519,496 at December 31, 2010 and 2009, respectively. The advances are non-interest bearing and due on demand.  The unsecured note obligation was converted into preferred stock on April 5, 2011.

•
At various dates during the years 2005 through 2010, a related party shareholder advanced the Company funds, aggregating to a total $1,425,107 and $952,295 at December 31, 2010 and 2009, respectively. The advances are non-interest bearing and due on demand.  The unsecured note obligation was converted into preferred stock on April 5, 2011.

•
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

•
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

The following financial information is presented as delinquent quarterly filings commencing the first quarter ending March 31, 2005 .

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Quarterly Balance Sheet
2005

	Unaudited
	2005 Quarter Ended

	March 31	June 30	September 30	December 31

ASSETS

Current assets

Cash	$69,484	$123,980	$(10)	$(33,943)
Accounts receivable				16,827
Prepaid expense	145,569			1,285
Accrued revenue

Total current assets	215,053	123,980	(10)	(15,831)

Property and equipment, net of accumulated depreciation

Other assets

Intellectual Property Intangible, net of accumulated amortization			-	-
Intangible assets, net of impairment	120,000	348,195	535,128	3,488,120
Security deposit

Total other assets	120,000	348,195	535,128	3,488,120

Total assets	$335,053	$472,175	$535,118	$3,472,289

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Current portion of capital lease payable	$-	$-	$-	$-
Accounts payable and accrued expenses	372,097	362,936	387,875	591,293

Total current liabilities	372,097	362,936	387,875	591,293

Related party loans payable	199,486	339,486	449,486	1,764,986
Common stock subscription advances		250,000	250,000	250,000
Long term debt

Total liabilities	571,583	952,422	1,087,361	2,606,279

Stockholders' equity

Common stock, $.001 par value; 90,000,000 shares
authorized, 2,209,537, 2,209,537, 2,209,537 and 36,189,537
shares issued and outstanding at each quarter end, respectively	2,310	2,310	2,310	36,290
Preferred stock, $.001 par value, 5,000,000 shares authorized,
25,000 shares issued and no shares outstanding	25	25	25	25
Additional paid-in capital	51,704,944	51,704,944	51,704,944	53,369,964
Treasury stock, 25,000 shares of preferred, at cost	(25,931)	(25,931)	(25,931)	(25,931)
Accumulated defcit	(51,917,878)	(52,161,595)	(52,233,591)	(52,514,338)

Total stockholders' equity	(236,530)	(480,247)	(552,243)	866,010

Total liabilities and stockholders' equity	$335,053	$472,175	$535,118	$3,472,289

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Quarterly Statement of Operations

	Unaudited
	2005 Quarter Ended

	March 31	June 30	September 30	31-Dec

Sales	$-	$-	$-	$21,880

Cost of goods sold				228

Gross profit	-	-	-	21,652

Operating expenses:

Selling and general and administrative	3,584	245,863	71,997	302,399
Depreciation and amortization		-

Total expenses	3,584	245,863	71,997	302,399

Net operating income	(3,584)	(245,863)	(71,997)	(280,747)

Other income (expense)

Other comprehensive income	4,857	77,748	-	-
Interest expense

Total other income (expense)	4,857	77,748	-	-

Net income (loss) before income taxes	1,273	(168,115)	(71,997)	(280,747)

Provision for income taxes	-	-	-	-

Net income (loss)	$1,273	$(168,115)	$(71,997)	$(280,747)

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Quarterly Balance Sheet
2006

	Unaudited
	2006 Quarter Ended

	March 31	June 30	September 30	December 31

ASSETS

Current assets

Cash	$(28,640)	$49,762	$42,416	$39,536
Accounts receivable
Prepaid expense			1,715	1,491
Accrued revenue	1,015	3,237	8,518	14,872

Total current assets	(27,625)	52,999	52,649	55,899

Property and equipment, net of accumulated depreciation				15,258

Other assets

Intangible assets, net of impairment and accum amortization	3,424,613	3,361,106	3,297,598	3,234,091
Security deposit

Total other assets	3,424,613	3,361,106	3,297,598	3,234,091

Total assets	$3,396,988	$3,414,105	$3,350,247	$3,305,248

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Current portion of capital lease payable	$-	$-	$-	$-
Accounts payable and accrued expenses	516,518	322,112	342,001	373,212

Total current liabilities	516,518	322,112	342,001	373,212

Related party loans payable	2,332,061	2,787,739	3,133,756	3,664,095
Common stock subscription advances	200,000
Long term debt

Total liabilities	3,048,579	3,109,851	3,475,757	4,037,307

Stockholders' equity

Common stock, $.001 par value; 90,000,000 shares
authorized, 36,289,537, 44,640,307, 44,640,307 and 44,640,307
shares issued and outstanding at each quarter end, respectively	36,390	44,741	44,741	44,741
Preferred stock, $.001 par value, 5,000,000 shares authorized,
25,000 shares issued and no shares outstanding	25	25	25	25
Additional paid-in capital	53,419,864	54,364,898	54,364,898	54,364,898
Treasury stock, 25,000 shares of preferred, at cost	(25,931)	(25,931)	(25,931)	(25,931)
Accumulated defcit	(53,081,939)	(54,079,479)	(54,509,243)	(55,115,792)

Total stockholders' equity	348,409	304,254	(125,510)	(732,059)

Total liabilities and stockholders' equity	$3,396,988	$3,414,105	$3,350,247	$3,305,248

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Quarterly Statement of Operations

	Unaudited
	2006 Quarter Ended

	March 31	June 30	September 30	31-Dec

Sales	$46,960	$51,487	$114,246	$87,573

Cost of goods sold	1,783	1,284	1,219	1,640

Gross profit	45,177	50,203	113,027	85,933

Operating expenses:

Selling and general and administrative	549,271	984,236	479,283	628,522
Depreciation and amortization	63,507	63,507	63,507	63,961

Total expenses	612,778	1,047,743	542,790	692,483

Net operating income	(567,601)	(997,540)	(429,763)	(606,550)

Other income (expense)

Other comprehensive income			-	-
Interest expense

Total other income (expense)	-	-	-	-

Net income (loss) before income taxes	(567,601)	(997,540)	(429,763)	(606,550)

Provision for income taxes	-	-	-	-

Net income (loss)	$(567,601)	$(997,540)	$(429,763)	$(606,550)

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Quarterly Balance Sheet
2007

	Unaudited
	2007 Quarter Ended

	March 31	June 30	September 30	December 31

ASSETS

Current assets

Cash	$12,610	$2,603	$8,843	$94,043
Accounts receivable	3,486			8,000
Prepaid expense	1,269	43,426	820	597
Accrued revenue		3,708	9,988	622

Total current assets	17,365	49,737	19,651	103,262

Property and equipment, net of accumulated depreciation	41,775	338,516	323,990	306,871

Other assets

Intangible assets, net of impairment and accum amortization	3,170,583	3,107,076	3,043,569	1,474,118
Security deposit		1,046	1,046	1,046

Total other assets	3,170,583	3,108,122	3,044,615	1,475,164

Total assets	$3,229,723	$3,496,375	$3,388,256	$1,885,297

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Current portion of capital lease payable	$-	$125,664	$113,559	$86,558
Accounts payable and accrued expenses	403,460	269,462	267,203	287,320

Total current liabilities	403,460	395,126	380,762	373,878

Related party loans payable	2,449,595	2,968,590	3,354,390	3,832,390
Common stock subscription advances
Long term debt		192,650	170,642	147,845

Total liabilities	2,903,055	3,556,366	3,905,794	4,354,113

Stockholders' equity

Common stock, $.001 par value; 90,000,000 shares
authorized, 75,707,874, 75,707,874, 75,707,874 and 75,707,874
shares issued and outstanding at each quarter end, respectively	75,808	75,808	75,808	75,808
Preferred stock, $.001 par value, 5,000,000 shares authorized,
25,000 shares issued and no shares outstanding	25	25	25	25
Additional paid-in capital	55,887,209	55,887,209	55,887,209	55,887,209
Treasury stock, 25,000 shares of preferred, at cost	(25,931)	(25,931)	(25,931)	(25,931)
Accumulated defcit	(55,610,443)	(55,997,102)	(56,454,649)	(58,405,927)

Total stockholders' equity	326,668	(59,991)	(517,538)	(2,468,816)

Total liabilities and stockholders' equity	$3,229,723	$3,496,375	$3,388,256	$1,885,297

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Quarterly Statement of Operations

	Unaudited
	2007 Quarter Ended

	March 31	June 30	September 30	31-Dec

Sales	$75,587	$63,666	$41,430	$50,924

Cost of goods sold	2,151	3,224	2,265	2,591

Gross profit	73,436	60,442	39,165	48,333

Operating expenses:

Selling and general and administrative	449,475	355,243	405,470	1,909,231
Depreciation and amortization	65,234	81,439	81,587	81,621

Total expenses	514,709	436,682	487,057	1,990,852

Net operating income	(441,273)	(376,240)	(447,892)	(1,942,519)

Other income (expense)

Other comprehensive income			-	-
Interest expense	(53,378)	(10,418)	(9,655)	(8,759)

Total other income (expense)	(53,378)	(10,418)	(9,655)	(8,759)

Net income (loss) before income taxes	(494,651)	(386,658)	(457,547)	(1,951,278)

Provision for income taxes	-	-	-	-

Net income (loss)	$(494,651)	$(386,658)	$(457,547)	$(1,951,278)

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Quarterly Balance Sheet
2008

	Unaudited
	2008 Quarter Ended

	March 31	June 30	September 30	December 31

ASSETS

Current assets

Cash	$20,731	$37,844	$14,091	$(5,730)
Accounts receivable		1,500	1,658	(6,687)
Prepaid expense	373	149	1,715	1,492
Accrued revenue	504	239	350	249

Total current assets	21,608	39,732	17,814	(10,676)

Property and equipment, net of accumulated depreciation	288,712	270,553	252,395	234,236

Other assets

Intangible assets, net of impairment and accum amortization	1,410,611	1,347,103	1,283,597	164,737
Security deposit	1,046	1,046	1,046	1,046

Total other assets	1,411,657	1,348,149	1,284,643	165,783

Total assets	$1,721,977	$1,658,434	$1,554,852	$389,343

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Current portion of capital lease payable	$89,666	$92,885	$96,219	$99,673
Accounts payable and accrued expenses	370,387	457,286	473,447	534,931

Total current liabilities	460,053	550,171	569,666	634,604

Related party loans payable	3,272,890	3,636,205	3,940,113	4,420,890
Common stock subscription advances
Long term debt	124,229	99,766	74,424	48,172

Total liabilities	3,857,172	4,286,142	4,584,203	5,103,666

Stockholders' equity

Common stock, $.001 par value; 90,000,000 shares
authorized, 86,957,874, 86,957,874, 86,957,874 and 86,957,874
shares issued and outstanding at each quarter end, respectively	87,058	87,058	87,058	87,058
Preferred stock, $.001 par value, 5,000,000 shares authorized,
25,000 shares issued and no shares outstanding	25	25	25	25
Additional paid-in capital	56,738,459	56,738,459	56,738,459	56,738,459
Treasury stock, 25,000 shares of preferred, at cost	(25,931)	(25,931)	(25,931)	(25,931)
Accumulated defcit	(58,934,806)	(59,427,319)	(59,828,962)	(61,513,934)

Total stockholders' equity	(2,135,195)	(2,627,708)	(3,029,351)	(4,714,323)

Total liabilities and stockholders' equity	$1,721,977	$1,658,434	$1,554,852	$389,343

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Quarterly Statement of Operations

	Unaudited
	2008 Quarter Ended

	March 31	June 30	September 30	31-Dec

Sales	$62,129	$42,727	$45,498	$76,307

Cost of goods sold	2,165	2,400	3,267	11,160

Gross profit	59,964	40,327	42,231	65,147

Operating expenses:

Selling and general and administrative	499,127	442,056	349,304	1,656,444
Depreciation and amortization	81,666	81,666	81,665	81,666

Total expenses	580,793	523,722	430,969	1,738,110

Net operating income	(520,829)	(483,395)	(388,738)	(1,672,963)

Other income (expense)

Other comprehensive income			-	-
Interest expense	(8,049)	(9,118)	(12,905)	(12,010)

Total other income (expense)	(8,049)	(9,118)	(12,905)	(12,010)

Net income (loss) before income taxes	(528,878)	(492,513)	(401,643)	(1,684,973)

Provision for income taxes	-	-	-	-

Net income (loss)	$(528,878)	$(492,513)	$(401,643)	$(1,684,973)

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Quarterly Balance Sheet
2009

	Unaudited
	2009 Quarter Ended

	March 31	June 30	September 30	December 31

ASSETS

Current assets

Cash	$81,232	$83,920	$439	$5,085
Accounts receivable	(2,621)	1,056	1,536	6,269
Prepaid expense	1,268	1,044	820	597
Accrued revenue	(2,702)	(1,227)	(604)

Total current assets	77,177	84,793	2,191	11,951

Property and equipment, net of accumulated depreciation	216,077	197,919	179,760	161,601

Other assets

Intangible assets, net of impairment and accum amortization	101,230	75,701	46,494	37,195
Security deposit	1,046	1,046	1,046	1,046

Total other assets	102,276	76,747	47,540	38,241

Total assets	$395,530	$359,459	$229,491	$211,793

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Current portion of capital lease payable	$103,252	$89,911	$67,413	$44,100
Accounts payable and accrued expenses	687,338	730,075	742,877	816,166

Total current liabilities	790,590	819,986	810,290	860,266

Related party loans payable	4,722,739	4,923,279	4,954,145	5,004,368
Common stock subscription advances
Long term debt	20,978	69,854	217,011	324,072

Total liabilities	5,534,307	5,813,119	5,981,446	6,188,706

Stockholders' equity

Common stock, $.001 par value; 90,000,000 shares
authorized, 86,957,874, 86,957,874, 86,957,874 and 86,957,874
shares issued and outstanding at each quarter end, respectively	87,058	87,058	87,058	87,058
Preferred stock, $.001 par value, 5,000,000 shares authorized,
25,000 shares issued and no shares outstanding	25	25	25	25
Additional paid-in capital	56,738,459	56,738,459	56,738,459	56,738,459
Treasury stock, 25,000 shares of preferred, at cost	(25,931)	(25,931)	(25,931)	(25,931)
Accumulated defcit	(61,938,388)	(62,253,271)	(62,551,566)	(62,776,524)

Total stockholders' equity	(5,138,777)	(5,453,660)	(5,751,955)	(5,976,913)

Total liabilities and stockholders' equity	$395,530	$359,459	$229,491	$211,793

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Quarterly Statement of Operations

	Unaudited
	2009 Quarter Ended

	March 31	June 30	September 30	31-Dec

Sales	$177,016	$268,659	$203,764	$206,180

Cost of goods sold	113,565	125,498	92,306	96,503

Gross profit	63,451	143,161	111,458	109,677

Operating expenses:

Selling and general and administrative	394,943	384,019	372,795	298,589
Depreciation and amortization	81,666	63,596	27,457	27,457

Total expenses	476,609	447,615	400,252	326,046

Net operating income	(413,158)	(304,454)	(288,794)	(216,369)

Other income (expense)

Interest expense	(11,296)	(10,429)	(9,501)	(8,589)

Total other income (expense)	(11,296)	(10,429)	(9,501)	(8,589)

Net income (loss) before income taxes	(424,454)	(314,883)	(298,295)	(224,958)

Provision for income taxes	-	-	-	-

Net income (loss)	$(424,454)	$(314,883)	$(298,295)	$(224,958)

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Quarterly Balance Sheet
2010

	Unaudited
	2010 Quarter Ended

	March 31	June 30	September 30	31-Dec

ASSETS

Current assets

Cash	$6,983	$118,254	$3,620	$2,057
Accounts receivable	830	273
Prepaid expense	373
Accrued revenue		149		19,399

Total current assets	8,186	118,676	3,620	21,456

Property and equipment, net of accumulated depreciation	143,442	125,284	107,125	88,966

Other assets

Intellectual Property Intangible, net of accumulated amortization	27,807	18,598	9,299
Security deposit	1,046	1,046	1,046	1,046

Total other assets	28,943	19,644	10,345	1,046

Total assets	$180,571	$263,604	$121,090	$111,468

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Note payable related party shareholders	$-	$5,013,301	$5,276,799	$5,403,794
Note payable		613,867	400,000	400,000
Current portion of capital lease payable	19,943	9,854	7,011	4,072
Accounts payable and accrued expenses	881,414	898,882	937,789	983,896

Total current liabilities	901,357	6,535,904	6,621,599	6,791,762

Notes payable related party shareholders	5,086,868	-	-	-
Capital lease payable, net of current portion	-	-	-	-
Note payable-long-term	401,035	-	-	-

Total liabilities	6,389,260	6,535,904	6,621,599	6,791,762

Stockholders' equity

Common stock, $.001 par value; 250,000,000 as of Apirl 1, 2010 and and 90,000,000 authorized, 36,389,537, 44,740,237, 44,740,237 and
44,740,237 shares issued and outstanding at each quarter end, respectively	87,058	108,803	108,803	108,803
Preferred stock, $.001 par value, 5,000,000 shares authorized,
25,000 shares issued and no shares outstanding	25	25	25	25
Additional paid-in capital	56,738,459	56,934,164	56,934,164	56,934,164
Treasury stock, 25,000 shares of preferred, at cost	(25,931)	(25,931)	(25,931)	(25,931)
Accumulated defcit	(63,008,300)	(63,289,361)	(63,517,570)	(63,697,355)

Total stockholders' equity	(6,208,689)	(6,272,300)	(6,500,509)	(6,680,294)

Total liabilities and stockholders' equity	$180,571	$263,604	$121,090	$111,468

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Quarterly Statement of Operations

	Unaudited
	2010 Quarter Ended

	March 31	June 30	September 30	31-Dec

Sales	$181,647	$191,544	$207,302	$260,625

Cost of goods sold	95,572	102,343	113,108	119,799

Gross profit	86,075	89,201	94,194	140,826

Operating expenses:

Selling and general and administrative	282,779	336,067	288,868	287,171
Depreciation and amortization	27,457	27,457	27,457	27,458

Total expenses	310,236	363,524	316,325	314,629

Net operating income	(224,161)	(274,323)	(222,131)	(173,803)

Other income (expense)

Interest expense	(7,615)	(6,738)	(6,078)	(5,982)

Total other income (expense)	(7,615)	(6,738)	(6,078)	(5,982)

Net income (loss) before income taxes	(231,776)	(281,061)	(228,209)	(179,785)

Provision for income taxes	-	-	-	-

Net income (loss)	$(231,776)	$(281,061)	$(228,209)	$(179,785)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following are our officers and directors as of the date of this annual report.

Name	Age	Position

Thomas J. Bean	46	Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors
Alex H. Edwards III	46	Director and Secretary
John D. Stanton	62	Director

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

Alex H. Edwards III has been our secretary and a director since December 2007.  For the last 5 years Mr. Edwards has served as Managing Partner of Trident Consulting Partners, a private consulting firm specializing in executive leadership and structured finance for micro-cap companies.  Mr. Edwards has served in multiple executive leadership roles and on numerous Boards of Directors including current positions with Nanobac Pharmaceuticals and Renew Energy Resources.  He previously was a Director and CEO of NanoChemical Systems Holdings and served in like roles with Nanobac Pharmaceuticals in 2003 and 2004. From May 2002 through December 2004, Edwards was a managing partner of 360 Partners as well as president and CEO of 360 Energy.  Before that, he was in private consulting practice utilizing his experiences with leadership in healthcare growth companies.  During this period, Edwards served in numerous corporate capacities including a directorship at American Enterprise Corporation. From January 1997 to May 2002, Edwards was an executive with SRI/Surgical Express.  He served in roles that ranged from vice-president/general manager to spending his last year with the company as President.  Prior to this, he worked in sales and marketing with Dianon Systems, Inc. His positions included sales and sales management roles, as well as field and corporate marketing. Mr.  Edwards also served as an officer in the United States Navy with duty assignments ranging from shipboard divisional leadership to executive assistant for the Naval Surface Group Commander in Norfolk, Virginia. Alex Edwards is a 1987 graduate of the United States Naval Academy.

John D. Stanton has been a director of the Company since December 2007.  In the past, Mr. Stanton has served as the President and Chief Executive Officer of Florida Engineered Construction Products, Corporation. Since the early 1990’s, Mr. Stanton has been, and continues to be, involved in turn-around management for financially distressed companies, providing both management guidance and financing. In 1981, Mr. Stanton assumed the role of Chief Financial Officer for Florida Engineered Construction Products, Corporation, a privately held manufacturer of residential and commercial construction products, located in Tampa, Florida. Mr. Stanton worked as an auditor with the international professional services firm that is now known as Ernst & Young, LLP from 1973 through 1981. Mr. Stanton, a Vietnam veteran of the United States Army, graduated from the University of South Florida with a Bachelors Degree in Marketing and Accounting in 1972, and with an MBA in 1973. Mr. Stanton earned the designation of Certified Public Accountant in 1974 and was a Sells Award winner in the CPA examination.

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

		Annual Compensation		Long-Term		All Other
Name and Principal Position	Year	Salary($) (1)	Bonus ($)	Other Annual Compensation ($)	Underlying Options	Compensation
Thomas J. Bean – Chief Executive Officer (2)	2005	--	--	--	--	--
	2006	--	--	--	--	--
	2007	--	--	--	--	--
	2008	--	--	--	--	--
	2009	--	--	--	--	--
	2010	--	---	--	--	--
John D. Stanton (3) – Chief Executive Officer and Chief Financial Officer	2005	--	--	--	--	--
	2006	--	--	--	--	--
	2007	--	--	--	--	--
	2008	--	--	--	--	--
	2009	--	--	--	--	--
	2010	--	--	--	--	--
Alex H. Edwards III Secretary(4)	2005	--	--	--	--	--
	2006	--	--	--	--	--
	2007	--	--	--	--	--
	2008	--	--	--	--	--
	2009	--	--	--	--	--
	2010	--	---	--	--	--

(1)  Includes any amount deferred by the Named Executive Officers pursuant to the Company’s 401(k) Plan.

(2) Mr. Bean assumed the roles of Chief Executive Officer and Chief Financial Officer on December 31, 2007. Mr. Bean has received no compensation to date.

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

	Amount and Nature of	Percentage
Name and Address of Beneficial Owner	Beneficial Ownership	of Class(1)

John Stanton (2)
P.O. Box 24567, Tampa FL	30,645,111	28%

Thomas Bean (2)	26,792,000	25%
5025 W. Lemon St. Suite 200 Tampa FL 33609

Alex Edwards(2)	11,735,000	11%
5025 W. Lemon St. Suite 200, Tampa FL 33609

Directors and Executive Officers as a Group	72,172,111	66%
(three persons)

IO Media Partners	16,430,000	15%

Total	85,602,111	79%

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

(a) Exhibits

The following exhibits are filed as a part of, or are incorporated by reference into, this Amendment No. 1 to the Annual Report on Form 10-K:

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

3.3
Articles of Amendment of the Articles of Incorporation of IoWorldMedia Corporation filed June 1, 2001. (incorporated herein by reference to Exhibit Number 3.3 of the Company's Annual Report on Form 10-KSB  filed August 23, 2005).

3.4
Articles of Amendment of the Articles of Incorporation of PowerCerv Corporation for Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock filed August 31, 2001. (incorporated herein by reference to Exhibit Number 3.4 of the Company's Annual Report on Form 10-KSB  filed August 23, 2005).

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

10.12
Asset Purchase Agreement by and among PowerCerv Corporation, PowerCerv Technologies Corporation, PCV Acquisition, Inc. and ASA International, Ltd., dated as of October 1, 2002.(Included as Appendix C to PowerCerv's definitive proxy statement dated October 24, 2002 and incorporated herein by reference)

10.13
Management and Finance Agreement by and among PowerCerv Corporation and WhiteKnight SST, Inc. dated December 23, 2003. (incorporated herein by reference to Exhibit Number 10.13 of the Company's Annual Report on Form 10-KSB  filed August 23, 2005).

10.14	Contribution Agreement dated September 21, 2005 (incorporated herein by reference to Exhibit Number 10.14 of the Company's Annual Report on Form 10-K filed April 18,2011).

14.1	Code of Ethics (incorporated herein by reference to Exhibit 14.1 of the Company's Annual Report on Form 10-k filed April 18,2001).

16.1
Letter from Grant Thornton, LLP on change in certifying accountant (incorporated herein by reference from an exhibit to the Registrant’s Current Report on Form 8-K dated March 30, 2004, and incorporated herein by reference)

21.1	List of Subsidiaries (incorporated herein by reference to Exhibit Number 21.1 of the Company's Annual Report on Form 10-K filed April 18,2001).

31.1	Certification to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer and Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IOMEDIAWORLD , INCORPORATED

Date: April 21, 2011	By:	/s/ Thomas Bean
Thomas Bean
Chief Executive Officer and Chairman of the Board.
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Bean	Chief Executive Officer, Chief Financial Officer and	April 21, 2011
Thomas Bean	Chairman of the Board of Directors (Principal Executive Officer and Principal Financial Officer)

/s/ Alex H. Edwards III	Director, Secretary and Principal Accounting Officer	April 21, 2011
Alex H. Edwards III

/s/ John D. Stanton	Director	April 21, 2011
John D. Stanton