Form 10-Q
period 2011-03-31
IO World Media, Inc
filed 2011-05-16
CIK 1005758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number:  000-27574

IOWORLDMEDIA, INCORPORATED
 (Exact name of registrant as specified in its charter)

Florida	59-3350778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5025 West lemon Street, Suite 200 Tampa, Florida	33609
(Address of principal executive offices)	(Zip Code)

(813) 637-2229
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐    No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 16, 2011 there were 133,065,779 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
IOWORLDMEDIA, INCORPORATED.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ioWorldMedia, Incorporated and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current assets

Cash	$761,494	$2,057
Accounts receivable	5,380	-
Prepaid expense	131,200	1,500
Accrued revenue	28,082	17,899

Total current assets	926,156	21,456

Property and equipment, net of accumulated depreciation	70,921	88,966

Other assets

Commissions paid in advance	141,603	-
Security deposit	-	1,046

Total other assets	141,603	1,046

Total assets	$1,138,680	$111,468

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Note payable related party shareholders	$5,504,754	$5,403,794
Note payable	400,000	400,000
Current portion of capital lease payable	0	4,072
Accounts payable and accrued expenses	1,051,642	983,896
Deferred revenue	351,120

Total current liabilities	7,307,516	6,791,762

Deferred revenue	559,638	-

Total liabilities	7,867,154	6,791,762

Stockholders' equity

Common stock, $.001 par value; 250,000,000 authorized, 109,702,874 and 108,702,874 shares issued and outstanding at March 31, 2011
and December 31, 2010, respectively	109,803	108,803
Preferred stock, $.001 par value, 5,000,000 shares authorized,
25,000 shares issued and no shares outstanding	25	25
Additional paid-in capital	57,133,164	56,934,164
Treasury stock, 25,000 shares of preferred, at cost	(25,931)	(25,931)
Accumulated defcit	(63,945,535)	(63,697,355)

Total stockholders' equity	(6,728,474)	(6,680,294)

Total liabilities and stockholders' equity	$1,138,680	$111,468

See notes to consolidated financial statements.

ioWorldMedia, Incorporated and Subsidiaries
CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended	Three Months Ended
	March 31,	March 31,

	2011	2010
	(Unaudited)	(Unaudited)

Sales	$293,152	$181,647

Cost of sales	150,153	95,572

Gross profit	142,999	86,075

Operating expenses:

Selling and general and administrative	367,239	282,779
Depreciation and amortization	18,045	27,457

Total expenses	385,284	310,236

Net operating income	(242,285)	(224,161)

Other income (expense)

Interest expense	(5,895)	(7,615)

Total other income (expense)	(5,895)	(7,615)

Net income (loss) before income taxes	(248,180)	(231,776)

Provision for income taxes	-	-

Net income (loss)	$(248,180)	$(231,776)

Net loss per weighted share,
basic and fully diluted	$(0.0023)	$(0.0027)

Weighted average number of common
shares outstanding, basic and fully diluted	109,202,874	86,957,874

See notes to consolidated financial statements.

ioWorldMedia, Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended	Three Months Ended
	March 31,	March 31,

	2011	2010
	(Unaudited)	(Unaudited)

Cash flows from operations
Net income (loss)	$(248,180)	$(231,776)

Adjustment to reconcile net loss to net cash:
Depreciation and amortization	18,045	27,457
Changes in operating assets and liabilities:
	-	-
Accounts receivable	(5,380)	5,439
Deposits	1,046	-
Accounts payable and accrued expenses	67,746	65,248
Accrued revenue	(10,183)	-
Prepaid expenses	(129,700)	224
Commissions paid in advance	(141,603)	-
Deferred revenue	910,758	-

Net cash provided by (used for) operating activities	462,549	(133,408)

Cash flows from financing activities

Issuance of common stock	200,000	-
Due to related party shareholders	100,960	82,500
Proceeds from long-term borrowing	-	81,035
Payments on capital lease obligation	(4,072)	(28,229)

Net cash provided by financing activities	296,888	135,306

Net increase (decrease) in cash	759,437	1,898
Cash, beginning of period	2,057	5,085

Cash, end of period	$761,494	$6,983

Supplemental disclosures:

Cash paid during the year for:

Interest	$5,895	$7,615

See notes to consolidated financial statements.

ioWorldMedia, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2011

1.	Nature of operations

PowerCerv Corporation was incorporated in Florida in January 1995 as a holding company. The Company’s Articles of Incorporation were amended in December of 2005 to change its name to ioWorldMedia, Incorporated.  Unless otherwise specified, references herein to “ioWorldMedia” and “the Company” mean ioWorldMedia Incorporated and any subsidiaries and controlled limited liability companies.

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

In January 2006 the Company officially changed its name to ioWorldMedia, Inc.

The Company is engaged in providing media content delivery via the Internet to listeners around the world.  It operates 3 main subsidiaries; Radioio, io4business and RadioioLive.

2.	Liquidity

During the quarter ended March 31, 2011 and 2010, the Company incurred net losses of approximately $248,000 and $232,000, respectively, while cash provided (used) by operations was approximately $463,000 and ($133,000).  The Company has not attained a level of revenues sufficient to support recurring expenses.

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

These financial statements were approved by management and available for issuance on May 16, 2011.  Subsequent events have been evaluated through this date.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount.  Any allowance for doubtful accounts is the Company’s best estimate of the amount of probable losses to the Company’s existing accounts receivable.  No allowance for doubtful accounts was recorded for the quarter ended March 31, 2011.

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

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  There was no impairment charges during the three month periods ended March 31, 2011and 2010.

Revenue recognition

The Company derives revenue primarily from premium listener subscriptions and from advertising.  Revenue from subscribers is recognized on a pro-rata basis over the life of the subscription beginning with the quarter ended March 31, 2011.  Revenue from subscribers was recognized when received for the year ended December 31, 2010.  Advertising revenue is recognized in the period in which the advertisement is broadcast.

Income Taxes

The Company files a consolidated income tax return with its subsidiaries.  The Company accounts for income taxes in accordance with FASB ASC Topic 740 “Income Taxes”, which requires accounting for deferred income taxes under the asset and liability method.  Deferred income tax asset and liabilities are computed for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

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

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at March 31, 2011 and December 31, 2010.

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period.  The calculation of diluted net loss per share excludes the conversion of any convertible debt obligations into common or  preferred stock as of March 31, 2011 and 2010, respectively, since the effect of conversion is anti-dilutive.

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  No stock-based compensation expense under FASB ASC 718 was recorded during the three month periods ended March 31, 2011 and 2010.

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

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction.  To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined.

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

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the reporting period.  At March 31, 2011 and December 31, 2010, the Company had no investments classified as securities owned on the consolidated balance sheets.

Certificate of Deposits

The fair values of the bank certificate of deposits are based on the face value of the certificate of deposits.

Recently Adopted Accounting Pronouncements

In December 2010, FASB issued ASC ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350) — Intangibles — Goodwill and Other.” ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2, if qualitative factors indicate that it is more likely than not that goodwill impairment exists. The amendments to this Update are effective for the Company in the first quarter of 2011. Any impairment to be recorded upon adoption will be recognized as an adjustment to our beginning retained earnings. The adoption of ASU 2010-28 did not have any financial impact on the consolidated financial statements.

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

In December 2009, the FASB issued Accounting Standards Update (ASU) 2009-17, “Consolidations (FASB ASC Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). ASU 2009-17 represents a revision to former FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements.  ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January 1, 2010. Early application is not permitted. We have not yet determined the impact, if any, which of the provisions of ASU 2009-15 may have on the Company’s consolidated financial statements.

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

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”) and a new Hierarchy of Generally Accepted Accounting Principles which establishes only two levels of GAAP: authoritative and nonauthoritative. The Codification is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, except for rules and interpretive releases of the SEC, which are additional sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company adopted the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. The application of the Codification did not have an impact on the Company’s consolidated financial statements; however, all references to authoritative accounting literature will now be references in accordance with the Codification.

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

In April 2009, FASB issued FSP FAS 107-1 and APB 28-1, now codified in FASB ASC Topic 825-10-65, “Interim Disclosures about Fair Value of Financial Instruments,” which amends U.S. GAAP to require entities to disclose the fair value of financial instruments in all interim financial statements.  The additional requirements of this guidance also require disclosure of the method(s) and significant assumptions used to estimate the fair value of those financial instruments.  Previously, these disclosures were required only in annual financial statements.  The additional requirements of this guidance are effective for interim reporting periods ending after June 15, 2009.  The adoption of the additional requirements did not have any financial impact on the Company’s consolidated financial statements.

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

4.	Property and equipment

Property and equipment consisted of the following at:
March 31, 2011
Capitalized Leases	$248,077
Equipment	115,098
363,175
Less: accumulated depreciation	(292,254)
$70,921

Depreciation expense was $18,045 and $27,457 for the quarter ended March 31, 2011 and 2010, respectively

5.	Notes Payable—Related Party Shareholders

2011
Note payable – shareholder, unsecured, non-interst bearing, and due on demand.	$110,178
Not payable – shareholder, unsecured, non-interest bearing, and due on demand.	1,903,271
Note payable – shareholder, unsecured, non-interest bearing, and due on demand.	1,519,497
Note payable – shareholder, unsecured, non-interest bearing, and due on demand.	1,440,107
Unsecured convertible promissory note payable to shareholder interest rate at 5% per annum, due June 5, 2013; note converted into preferred stock on April 5, 2011.	309,863
Unsecured convertible promissory note payable, interest rate at 5% per annum, due June 5, 2013; note converted into preferred stock on April 5, 2011.	221,838
5,504,754
Less: current portion	(5,504,754)
$-

6.	Notes Payable

At various dates during the years 2010 and 2009, an individual investor advanced the Company funds, aggregating to a total of $400,000 at March 31, 2011.  The advances are non-interest bearing and due on demand.

7.	Intellectual Property

In November 2005, the Company acquired Search Play, LLC, a provider of internet based radio entertainment, in a transaction accounted for as a business combination.  Part of the purchase price was allocated to intellectual property, as summarized in the table that follows:

Description	March 31, 2011
Patents pending and developed technology	$758,922
Trademarks and other	189,072
Total	947,994
Less: accumulated amortization	(947,994)
Unamortized intellectual property	$-

8.	Income Taxes

At March 31, 2011, the Company had approximately $46.5 million of net operating losses (“NOL”) carry-forwards for federal and state income purposes.  These losses are available for future years and expire through 2031.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The deferred tax asset is summarized as follows:

	March 31, 2011	December 31, 2010
Deferred tax asset
Net operating loss carryforwards	$18,400,000	$18,400,000
Deferred tax liability	18,400,000	18,400,000
Less: Valuation allowance	(18,400,000)	(18,400,000)
Net deferred tax asset	$-	$-

A reconciliation of income tax expense computed at the U.S. federal, state, and local statutory rates and the Company’s effective tax rate is as follows:

	March 31, 2011	December 31, 2010
Statutory federal income tax expense	(34)%	(34)%
State and local income tax	(4)	(4)
Valuation allowance`	38	38
	-%	-%

The Company has taken a 100% valuation allowance against the deferred tax asset attributable to the NOL carryforwards of $18.4 million at March 31, 2011 and December 31, 2010, respectively, due to the uncertainty of realizing the future tax benefits.

9.	Common Stock

The Company is authorized to issue 250 million shares of common stock with a par value of $.001. At March 31, 2011 and December 31, 2010, 109,702,874 and 108,702,874 million shares were outstanding, respectively.

10.	Preferred stock

The Company is authorized to issue 5 million shares of preferred stock with a par value of $.001. Preferred stock is convertible to common stock, at the option of the holder into common stock at a conversion rate of one share of common stock for each share of preferred stock being converted.  The holders of preferred stock are entitled to one vote for each whole share of common stock into which such preferred stock could then be converted.  Preferred stock carries no cumulative dividend or coupons; however, holders of preferred stock are entitled to receive such dividends as declared for common stock on a one for one basis.  At the earlier of August 31, 2006 or upon change of control of the Company, preferred stock can be redeemed at the option of the Company at $1.00 per share.  No preferred shares were issued and outstanding at March 31, 2011 and December 31, 2010.

11.	Stockholders’ Equity

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

In February 2011, the Company issued 1,000,000 million shares to a non-related party for an investment of $200,000.

12.	Capital Lease - Future Minimum Lease Payments

The Company leases certain office equipment under an agreement that is classified as a capital lease. At March 31, 2011 office equipment with a cost basis of $39,031 and accumulated depreciation of $31,225 is recorded under a capital lease.

There are no future minimum lease payments required under the capital lease as of March 31, 2011.

13.	Related Party

At various dates during the years 2011 and 2008, a related party shareholder advanced the Company funds, aggregating to a total $110,178 and $80,000 at March 31, 2011 and December 31, 2010, respectively. The advances are non-interest bearing and due on demand.  The unsecured note obligation was converted into preferred stock on April 5, 2011.

At various dates during the years 2004 through 2011, a related party shareholder advanced the Company funds, aggregating to a total $1,903,271 and $1,853,271 at March 31, 2011 and December 31, 2010, respectively. The advances are non-interest bearing and due on demand.  The unsecured note obligation was converted into preferred stock on April 5, 2011.

At various dates during the years 2008 and 2007, a related party shareholder advanced the Company funds, aggregating to a total $1,519,496 at March 31, 2011 and December 31, 2010, respectively. The advances are non-interest bearing and due on demand.  The unsecured note obligation was converted into preferred stock on April 5, 2011.

At various dates during the years 2005 through 2011, a related party shareholder advanced the Company funds, aggregating to a total 1,440,107 and $1,425,107 at March 31, 2011 and December 31, 2010, respectively. The advances are non-interest bearing and due on demand.  The unsecured note obligation was converted into preferred stock on April 5, 2011.

On June 5, 2008, a related party shareholder loaned the Company $500,000, subsequently reduced to $250,000, which resulted from the sale of one half of the original note total to a third party.  The unsecured convertible promissory note bears interest at 5% per annum and is due June 5, 2013.  At March 31, 2011 and December 31, 2010, the balance due, including accrued interest, was $309,863 and $306,738, respectively.  The note obligation was converted to preferred stock on April 5, 2011.

On May 2010, a third party, and related party shareholder, purchased one half of a note obligation from a related party shareholder in the amount of $250,000.  During 2010, a portion of the note obligation was converted to common stock.  The unsecured convertible promissory note bears interest at 5% and is due June 5, 2013. At March 31, 2011 and December 31, 2010, the balance due, including accrued interest, was $221,838 and $219,181, respectively.  The note obligation was converted to common stock on April 5, 2011.

14.	Subsequent Events

The Company has analyzed its operations subsequent to March 31, 2011 through the date these financial statements were filed with the Securities and Exchange Commission.

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
•
The issuance of 3.0 million shares of preferred stock to convert all outstanding debt obligations of related party shareholders, exclusive of the debt obligation due the Zanett Opportunity Fund, Ltd, whose debt obligation was converted into common shares; and

•	The rights of the 5,000,000 authorized preferred shares were amended to the shares having a conversion value of Three Dollars ($3.00) per share and the following rights:

1.
Upon a Change of Control Event or an equity raise for the company, or its subsidiaries, of Twenty million dollars ($20,000,000) or greater, and at the discretion of the New Control party or equity party either:

a.	Cash redemption with an 8% per annum accrued interest rate, or
b.
Stock conversion redemption with a 50% premium to the preceding Twenty (20) day average closing price of the Company’s Common Stock prior to a Change of Control Event or equity infusion as described above.

c.	Any combination of 1(a) or 1(b) above.

2.	Conversion rights in to the Company’s Common Stock after Two Years from issue with a Twenty Five (25%) discount to the preceding Twenty (20) day average closing price of the Company’s Common Stock.

On April 13, 2011 the Company’s Board of Directors adopted a Code of Business Conduct and Ethics.

On April 20, 2011 John Stanton resigned from the Company’s Board of Directors and Bubba the Love Sponge Clem was appointed to the Company’s Board of Directors.

In April 2011, the Company issued 10,000,000 restricted common shares to the Bubba the Love Sponge Show and related personnel as part of the agreement with the Bubba the Love Sponge Show to provide content for Radioio Live.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operation of the Company for the periods ended March 31, 2011 and 2010 should be read in conjunction with the selected financial data, the financial statements, and the notes to those statements that are included elsewhere in this Quarterly Report.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties.

In this quarterly report, references to “ioWorldMedia,” “the Company,” “we,” “our,” and “us,” refer to ioWorldMedia, Incorporated.

We make certain forward-looking statements in this report. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our services, and other statements of our plans, beliefs, or expectations, including the statements contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as captions elsewhere in this document, are forward-looking statements.  In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can”, “could,” “may,” “should,” “will,” “would,” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements.  Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions will prove to be incorrect.  Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material.  You are cautioned not to place undue reliance on such forward-looking statements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC should be considered in evaluating forward-looking statements.

In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash.   We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

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

Results of Operations

The following table presents the percentage of period-over-period dollar change for the line selected items in the Company’s Consolidated Statements of Operations for the quarters ended March 31, 2011 and 2010.  These comparisons of financial results are not necessarily indicative of future results.

	Three Months ended March 31
	2011	2010	% Change
Sales	$293,152	$181,647	61.4

Cost of goods sold	150,153	95,572	57.1

Gross profit	142,999	86,075	66.1

Operating expenses:

Selling and general and administrative	367,239	282,779	29.9
Depreciation and amortization	18,045	27,457	(34.3)

Total expenses	385,284	310,236	24.2

Net operating income	(242,285)	(224,161)	(8.1)

Interest expense	(5,895)	(7,615)	(20.0)

Net income (loss) before income taxes	(248,180)	(231,776)	(7.1)

Revenue

Revenue increased by $111,505, or 61%, for the three months ended March 31, 2011 to $293,152 compared to $181,647 for the three months ended March 31, 2010.  Revenue consists primarily of subscription and advertising fee revenue.

General and administrative

We incurred $367,239 and $282,779 of administrative expenses attributable to the services performed through ioWorldMedia and its Subsidiaries for the three months ended March 31, 2011 and 2010, respectively.   Administrative expenses for the three months ended March 31, 2011 increased by $84,460 or 30% as compared to the same period in 2010.

Income tax provision

The Company has an income tax net operating loss carry forward (“NOL”) of approximately $46.5 million, which expires between 2011 and 2031. Section 382 of the Internal Revenue Code (“the Code”) provides limitations on a taxpayer’s ability to offset future taxable income if the Company experiences  an ownership change as defined in the Code and Income Tax Regulations.  The exact amount of any limitation has not yet been determined.  Due to the uncertainty of ultimately realizing a benefit from this NOL, a valuation allowance equal to 100% of this tax benefit has been recorded.

Net income (loss)

The Company had consistent activities as a provider of Internet radio content during the three months ended March 31, 2011 and 2010, which resulted in general and administrative expenses attributable to this operation.  The Company is in the process of developing and expanding the Internet radio operation.  This process requires the addition of listeners and increasing the variety of content.  This process also requires securing other sources of revenue such as advertisers.  Consequently, the Company anticipates incurring losses through the rest of 2011 as it builds out its operations.  As a result of its ramping up operations as an Internet radio provider the Company realized a net loss of $248,180 during the three months ended March 31, 2011, an increase of $16,404 or 7% as compared to a net loss of $231,776 during the same period in 2010.

Liquidity and capital resources

We have generated operating losses since inception. We have incurred net losses of $248,180 and $231,776 for the three months ended March 31, 2011 and 2010. We may continue to experience net operating losses. Historically, we have relied upon outside investor funds to maintain our operations and develop our business. We anticipate raising additional capital within the next twelve months from investors for working capital as well as business expansion and we can provide no assurance that additional investor funds will be available on terms acceptable to us. If we are unable to obtain additional financing to meet our working capital requirements, we may have to curtail our business.   Revenue increased by $111,505, or 61%, in the three months ended 2011 to $293,152 compared to $181,647 for the three months ended March 31, 2010.

For the three months ended March 31, 2011, we had negative working capital of $6,381,360, as compared to $893,171 at March 31, 2010. During the three months ended March 31, 2011 we experienced cash flow from operations of $462,549, as compared to a negative cash flow of $133,408 during the same period in 2010.

Net cash provided by operating activities in the three months ended March 31, 2011 was $462,549 compared to net cash used for operating activities of $133,408 for the comparable period in 2010.   Net cash used in investing activities in the three months ended March 31, 2011 was $0.

Net cash provided by financing activities in the three months ended March 31, 2011 was $296,888 as compared to $135,306 during the same period in 2010.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 4.  Controls and Procedures.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2011.  Based on that evaluation, the Company’ officers concluded that the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of March 31, 2011.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
3.1
Articles of Incorporation of the Company effective as of January 1, 1996, as amended by the Articles of Amendment dated as of January 9, 1996 (incorporated herein by reference to Exhibit Number 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-00250)).

3.2	Bylaws of the Company (incorporated herein by reference to Exhibit Number 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-00250)).

3.3	Articles of Amendment of the Articles of Incorporation of IO World Media Corporation filed June 1, 2001.

3.4	Articles of Amendment of the Articles of Incorporation of PowerCerv Corporation for Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock filed August 31, 2001.

3.5	Amendment to the Articles of Incorporation of Powercerv Corporation dated December 21, 2005 filed April 21, 2011.

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IOWORLDMEDIA, INCORPORATED

Date: May 16, 2011	By:	/s/ Thomas Bean
Thomas Bean Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors