Form 10-Q
period 2011-06-30
IO World Media, Inc
filed 2011-08-12
CIK 1005758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 12, 2011 there were 133,347,479 shares of  common stock , par value $0.001 (the "Common Stock"), issued and outstanding.

FORM 10-Q
IOWORLDMEDIA, INCORPORATED.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ioWorldMedia, Incorporated and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current assets

Cash	$420,051	$2,057
Accounts receivable	29,802	-
Prepaid expense	140,415	1,500
Accrued revenue	31,306	17,899

Total current assets	621,574	21,456

Property and equipment, net of accumulated depreciation	63,548	88,966

Other assets

Advance payments for contractual obligations	197,658	-
Security deposit	-	1,046

Total other assets	197,658	1,046

Total assets	$882,780	$111,468

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Note payable related party shareholders		$5,403,794
Note payable	400,000	400,000
Current portion of capital lease payable	-	4,072
Accounts payable and accrued expenses	507,836	983,896
Deferred revenue	334,457

Total current liabilities	1,242,293	6,791,762

Deferred revenue	488,442	-

Total liabilities	1,730,735	6,791,762

Stockholders' equity

Common stock, $.001 par value; 250,000,000 authorized, 133,347,479 and 108,702,874 shares issued and outstanding at June 30, 2011
and December 31, 2010, respectively	133,448	108,803
Preferred stock, $.001 par value, 5,000,000 shares authorized,
3,025,000 shares issued and 3,000,000 outstanding at June 30, 2011
and 25,000 shares issued and none outstanding at December 31, 2010	3,025	25
Additional paid-in capital	63,248,502	56,934,164
Treasury stock, 25,000 shares of preferred, at cost	(25,931)	(25,931)
Accumulated defcit	(64,206,999)	(63,697,355)

Total stockholders' equity	(847,955)	(6,680,294)

Total liabilities and stockholders' equity	$882,780	$111,468

See notes to consolidated financial statements.

ioWorldMedia, Incorporated and Subsidiaries
CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$473,321	$191,544	$766,472	$373,191

Cost of sales	220,935	102,343	371,088	197,915

Gross profit	252,386	89,201	395,384	175,276

Operating expenses:

Selling and general and administrative	564,724	336,067	931,962	618,846
Depreciation and amortization	18,277	27,457	36,322	54,914

Total expenses	583,001	363,524	968,284	673,760

Net operating income	(330,615)	(274,323)	(572,900)	(498,484)

Other income (expense)

Interest income (expense)	69,151	(6,738)	63,256	(14,353)

Total other income (expense)	69,151	(6,738)	63,256	(14,353)

Net income (loss) before income taxes	(261,464)	(281,061)	(509,644)	(512,837)

Provision for income taxes	-	-	-	-

Net income (loss)	$(261,464)	$(281,061)	$(509,644)	$(512,837)

Net loss per weighted share,
basic and fully diluted	$(0.0020)	$(0.0032)	$(0.0044)	$(0.0059)

Weighted average number of common
shares outstanding, basic and fully diluted	132,298,669	87,196,830	115,936,119	87,078,012

See notes to consolidated financial statements.

ioWorldMedia, Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2011	2010
	(Unaudited)	(Unaudited)

Cash flows from operations
Net income (loss)	$(509,644)	$(512,837)

Adjustment to reconcile net loss to net cash:
Depreciation and amortization	36,322	54,914
Expenses settled by issuance of common stock	128,128
Changes in operating assets and liabilities:

Accounts receivable	(29,802)	5,996
Deposits	1,046	-
Accounts payable and accrued expenses	45,112	82,716
Accrued revenue	(13,407)	-
Prepaid expenses	(105,581)	448
Advance payments on contractual obligations	(142,103)	-
Deferred revenue	822,899	-

Net cash provided by (used for) operating activities	232,970	(368,763)

Cash flows from investing activities

Capital expenditures	(10,904)	-

Net cash provided by financing activities	(10,904)	-

Cash flows from financing activities

Issuance of common stock	200,000	217,450
Due to related party shareholders	-	8,933
Proceeds from long-term borrowing	-	293,867
Payments on capital lease obligation	(4,072)	(38,318)

Net cash provided by financing activities	195,928	481,932

Net increase (decrease) in cash	417,994	113,169
Cash, beginning of period	2,057	5,085

Cash, end of period	$420,051	$118,254

Supplemental disclosures:

Cash paid during the year for:

Interest	$113	$6,738

See notes to consolidated financial statements.

ioWorldMedia, Incorporated and SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2011

1.	Nature of operations

PowerCerv Corporation was incorporated in Florida in January 1995 as a holding company. The Company’s Articles of Incorporation were amended in December of 2005 to change its name to ioWorldMedia, Incorporated.  Unless otherwise specified, references herein to “ioWorldMedia” and “the Company” mean ioWorldMedia, Incorporated and any subsidiaries and controlled limited liability companies.

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

The Company is an internet media platform that delivers streamed audio product to distinctively differently audiences for the purposes of generating revenue and profits. Its three operating businesses are:

1) Radioio where IWDM streams a broad variety of different music genres to paying subscribers. The subscribers can receive extraordinarily high-quality fidelity music via 70+ different channels with, or without, advertising interruptions.

 2) io4business is the 21st century adaptation of the nearly century-old business, background music, found in restaurants, elevators, and office building lobbies, amongst other applications.  Io4business’ strategic advantages are lower cost, far better fidelity and far greater flexibility regarding programming.

3) Radioio Live is a wholly new operation that focuses on providing the Company’s listeners with access to live and archived proprietary talent content. Bubba the Love Sponge is the first of the Radioio Live producers of live content.

2.	Liquidity

During the six months ended June 30, 2011 and 2010, the Company incurred net losses of approximately $510,000 and $513,000, respectively, while cash provided (used) by operations was approximately $233,000 and ($369,000).  The Company has not attained a level of revenues sufficient to support recurring expenses.

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

The information furnished in this report reflects all adjustments consisting of only normal recurring adjustments, which are in the opinion of management necessary for a fair presentation of the results for the interim periods. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2011.

These financial statements were approved by management and available for issuance on August 12, 2011.  Subsequent events have been evaluated through this date.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount.  Any allowance for doubtful accounts is the Company’s best estimate of the amount of probable losses to the Company’s existing accounts receivable.  No allowance for doubtful accounts was recorded for the quarter ended June 30, 2011.

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

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  There were no impairment charges during the six month periods ended June 30, 2011and 2010.

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

Income Taxes

The Company files a consolidated income tax return with its subsidiaries.  The Company accounts for income taxes in accordance with FASB ASC Topic 740 “Income Taxes”, which requires accounting for deferred income taxes under the asset and liability method.  Deferred income tax assets and liabilities are computed for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

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

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at June 30, 2011 and December 31, 2010.

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted loss per common share incorporates the dilutive effect of Common Stock equivalents on an average basis during the period.  The calculation of diluted net loss per share excludes the conversion of any convertible debt obligations into common or  preferred stock as of June 30, 2011 and 2010, respectively, since the effect of conversion is anti-dilutive.

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  No stock-based compensation expense under FASB ASC 718 was recorded during the six-month periods ended June 30, 2011 and 2010.

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

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the reporting period.  At June 30, 2011 and December 31, 2010, the Company had no investments classified as securities owned on the consolidated balance sheets.

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

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”) and a new Hierarchy of Generally Accepted Accounting Principles which establishes only two levels of GAAP: authoritative and nonauthoritative. The Codification is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, except for rules and interpretive releases of the SEC, which are additional sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company adopted the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. The application of the Codification did not have an impact on the Company’s consolidated financial statements; however, all references to authoritative accounting literature will now be references in accordance with the Codification.

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

On January 1, 2009, the Company adopted FASB ASC Topic 805 (ASC 805), “Business Combinations,” which generally requires an acquirer to recognize the identifiable assets acquired, liabilities assumed, contingent purchase consideration and any non-controlling interest in the acquiree at fair value on the date of acquisition. It also requires an acquirer to recognize as expense most transaction and restructuring costs as incurred, rather than include such items in the cost of the acquired entity. For the Company, ASC 805 applies prospectively to business combinations for which the acquisition date is on or after October 1, 2009. The adoption of ASC 805 did not have a material impact on the Company’s consolidated financial statements.

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

4.	Property and equipment

Property and equipment consisted of the following at:

June 30, 2011
Capitalized leases	$248,077
Equipment	126,002
374,079
Less: accumulated depreciation	(310,531)
63,548

Depreciation expense was $36,322 and $54,914 for the six months ended June 30, 2011 and 2010, respectively.

5.	Notes Payable—Related Party Shareholders

Related party notes were converted to common and preferred shares at April 5, 2011.  See Note 11 - Stockholders’ Equity - and Note 13 - Related Party - for further detail regarding the transactions.

6.	Notes Payable

At various dates during the years 2010 and 2009, an individual investor advanced the Company funds, aggregating to a total of $400,000 at June 30, 2011.  The advances are non-interest bearing and due on demand.

7.	Intellectual Property

In November 2005, the Company acquired Search Play, LLC, a provider of internet based radio entertainment, in a transaction accounted for as a business combination.  Part of the purchase price was allocated to intellectual property, as summarized in the table that follows:

Description	June 30, 2011
Patents pending and developed technology	$758,922
Trademarks and other	189,072
Total	947,994
Less: accumulated depreciation	(947,994)
Unamortized intellectual property	$-

8.	Income Taxes

At June 30, 2011, the Company had approximately $46.5 million of net operating losses (“NOL”) carry-forwards for federal and state income purposes.  These losses are available for future years and expire through 2031.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.
The deferred tax asset is summarized as follows:

	June 30, 2011	December 31, 2010
Deferred tax asset
Net operating loss carryforwards	$18,400,000	$18,400,000
Deferred tax liability	18,400,000	18,400,000
Less: Valuation allowance	(18,400,000)	(18,400,000)
Net deferred tax asset	$-	$-

A reconciliation of income tax expense computed at the U.S. federal, state, and local statutory rates and the Company’s effective tax rate is as follows:

	June 30, 2011		December 31, 2010
Statutory federal income tax expense	(34	) %	(34	) %
State and local income tax	(4)		(4)
Valuation allowance	38		38
	-%		-%

The Company has taken a 100% valuation allowance against the deferred tax asset attributable to the NOL carryforwards of $18.4 million and $18.9 million at June 30, 2011 and December 31, 2010, respectively, due to the uncertainty of realizing the future tax benefits.

9.	Common Stock

The Company is authorized to issue 250 million shares of Common Stock. At June 30, 2011 and December 31, 2010, 133,347,479 and 108,702,874 shares were outstanding, respectively.

10.	Preferred stock

The Company is authorized to issue 5 million shares of preferred stock with a par value of $.001. Preferred stock has a conversion value of Three Dollars ($3.00) per share and the following rights:

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

At June 30, 2011, 3,025,000 preferred shares were issued and 3,000,000 shares were outstanding and at December 31, 2010, 25,000 preferred shares were issued and none were outstanding.

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

In April 2011, the Company issued of 3,000,000 restricted common shares to each of the directors, Thomas Bean, John Stanton, and Alex Edwards, in lieu of any compensation, which would have been received during the previous five years of service through December 31, 2010;

In April 2011, the Company issued 2,420,000 restricted common shares for services provided by nine individuals since the inception of the Company.

In April 2011, the Company converted the balance due Zanett Opportunity Fund, Ltd, a related party shareholder, against the unsecured, 5% convertible promissory note, due June 5, 2103, into 1,942,905 shares of the Company’s Common Stock.

In April 2011, the Company issued 3,000,000 shares of preferred stock to convert all outstanding debt obligations of related party shareholders, exclusive of the debt obligation due the Zanett Opportunity Fund, Ltd, whose debt obligation was converted into common shares.

In April 2011, the Company issued 10,000,000 restricted shares to the Bubba Radio Network and related personnel as an obligation of the negotiated contract for providing content and services to Radioio Live.

In June 2011, the Company issued 281,700 restricted common shares in total to 2,817 subscribers that are part of the Bubba Army Early Enlistment subscription program.

12.	Capital Lease - Future Minimum Lease Payments

The Company leases certain office equipment under an agreement that is classified as a capital lease. At June 30, 2011 office equipment with a cost basis of $39,031 and accumulated depreciation of $33,176 is recorded under a capital lease.

There are no future minimum lease payments required under the capital lease as of March 31, 2011.

13.	Related Party

At various dates during the years 2008 and 2011, a related party shareholder advanced the Company funds, aggregating to a total $110,178 and $80,000 at March 31, 2011 and December 31, 2010, respectively. The advances are non-interest bearing and due on demand.  The unsecured note obligation was converted into preferred stock on April 5, 2011.

At various dates during the years 2004 through 2011, a related party shareholder advanced the Company funds, aggregating to a total $1,903,271 and $1,853,271 at March 31, 2011 and December 31, 2010, respectively. The advances are non-interest bearing and due on demand.  The unsecured note obligation was converted into preferred stock on April 5, 2011.

At various dates during the years 2007 and 2008, a related party shareholder advanced the Company funds, aggregating to a total $1,519,496 at March 31, 2011 and December 31, 2010, respectively. The advances are non-interest bearing and due on demand.  The unsecured note obligation was converted into preferred stock on April 5, 2011.

At various dates during the years 2005 through 2011, a related party shareholder advanced the Company funds, aggregating to a total $1,440,107 and $1,425,107 at March 31, 2011 and December 31, 2010, respectively. The advances are non-interest bearing and due on demand.  The unsecured note obligation was converted into preferred stock on April 5, 2011.

On June 5, 2008, a related party shareholder loaned the Company $500,000, subsequently reduced to $250,000, which resulted from the sale of one half of the original note total to a third party.  The unsecured convertible promissory note bears interest at 5% per annum and is due June 5, 2013.  At March 31, 2011 and December 31, 2010, the balance due, including accrued interest, was $309,863 and $306,738, respectively.  The note obligation was converted to preferred stock on April 5, 2011.  In accordance with the convertible promissory note agreement all accrued interest amounts were forgiven upon conversion.

On May 2010, a third party, and related party shareholder, purchased one half of a note obligation from a related party shareholder in the amount of $250,000.  During 2010, a portion of the note obligation was converted to Common Stock.  The unsecured convertible promissory note bears interest at 5% and is due June 5, 2013. At March 31, 2011 and December 31, 2010, the balance due, including accrued interest, was $221,838 and $219,181, respectively.  The note obligation was converted to Common Stock on April 5, 2011.  In accordance with the convertible promissory note agreement all accrued interest amounts were forgiven upon conversion.

14.	Subsequent Events

The Company has analyzed its operations subsequent to June 30, 2011 through the date these financial statements were filed with the Securities and Exchange Commission and determined that there were not reportable subsequent events.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operation of the Company for the periods ended June 30, 2011 and 2010 should be read in conjunction with the selected financial data, the financial statements, and the notes to those statements that are included elsewhere in this quarterly report.  Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties.

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

Recent Developments

On April 4, 2011, the Company filed with the Secretary of State of Florida an amendment to its articles of incorporation to fix the terms of the Company’s preferred stock, par value $0.001 (“Preferred Stock”).  The Preferred Stock shall have a stated value of $3.00 per share and may be converted by the holder into the Company’s Common Stock after two years from its issuance at a 25% discount to the preceding twenty-day average closing price of the Company’s Common Stock.  Upon a Change of Control Event, however, or an equity raise for the company, or its subsidiaries, of $20 million or greater, and at the discretion of the new control party or equity party, the Preferred Stock may be (a) redeemed for cash plus 8% per annum accrued interest rate from its issuance, (b) converted using a 50% to the preceding twenty-day average closing price of the Company’s Common Stock prior to the change of control event or equity infusion as described above or (c) a combination of (a) and (b).

On April 26, 2011, Bubba the Love Sponge Clem was appointed as a member of the Company’s Board of Directors to fill a vacancy due to the resignation of John Stanton.  His appointment was effective immediately.  Mr. Stanton resigned to focus his attention on his other business ventures. Mr. Stanton will continue to guide emerging technology companies and corporate turnarounds and serve as Chairman of Bulova Technologies Group and AlternaFuels, Inc.

Mr. Clem, 45, is a radio personality and is the host of The Bubba the Love Sponge Show on Radioio, the Company’s internet radio service.  There are no arrangements or understandings between Mr. Clem or any other persons pursuant to which Mr. Clem was appointed as a director.  Mr. Clem does not have any family relationships with any of the Company’s other directors or executive officers.

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

Results of Operations

The following table presents the percentage of period-over-period dollar change for the line selected items in the Company’s Consolidated Statements of Operations for the quarters ended June 30, 2011 and 2010.  These comparisons of financial results are not necessarily indicative of future results.

	Three Months ended June 30
	2011	2010	% Change
Sales	$473,321	$191,544	147%

Cost of goods sold	220,935	102,343	116%

Gross profit	252,386	89,201	183%

Operating expenses:

Selling and general and administrative	564,724	336,067	68%
Depreciation and amortization	18,277	27,457	(33%)

Total expenses	583,001	363,524	60%

Net operating income	(330,615)	(274,323)	21%

Interest (income) expense	(69,151)	6,738	1,126%

Net income (loss) before income taxes	(261,464)	(281,061)	(7%)

Three Months Ended June 30, 2011 and 2010

Revenue

Revenue increased by $281,777, or 147%, for the three months ended June 30, 2011 to $473,321 compared to $191,544 for the three months ended June 30, 2010.  Revenue consists primarily of subscription and advertising fee revenue. The increase in revenue is due to the successful launch of Radioio Live.

General and administrative

We incurred $564,724 and $336,067 of administrative expenses attributable to the services performed through ioWorldMedia and its Subsidiaries for the three months ended June 30, 2011 and 2010, respectively.   Administrative expenses for the three months ended June 30, 2011 increased by $228,657 or 68% as compared to the same period in 2010. The increase in the Administrative expenses was primarily due to one-time charges for the issuance of restricted common shares to directors for years of service and for services performed by other individuals for the Company.  There were also increased professional fees related to regulatory compliance and promotion of the Company.

Net income (loss)

The Company had consistent activities as a provider of Internet radio content during the three months ended June 30, 2011 and 2010, which resulted in general and administrative expenses attributable to this operation.  The Company is in the process of developing and expanding the Internet radio operation.  This process requires the addition of listeners and increasing the variety of content.  This process also requires securing other sources of revenue such as advertisers.  Consequently, the Company anticipates incurring losses through the rest of 2011 as it builds out its operations.  As a result of its ramping up operations as an Internet radio provider, in addition to the one-time charges outlined in the above General and administrative section, the Company realized a net loss of $261,464 during the three months ended June 30, 2011, a decrease of $19,597 or 7% as compared to a net loss of $281,061 during the same period in 2010.

 Six months Ended June 30, 2011 and 2010

The following table presents the percentage of period-over-period dollar change for the line selected items in the Company’s Consolidated Statements of Operations for the six months ended June 30, 2011 and 2010.  These comparisons of financial results are not necessarily indicative of future results.

	Six Months ended June 30
	2011	2010	% Change
Sales	$766,472	$373,191	105%

Cost of goods sold	371,088	197,915	88%

Gross profit	395,384	175,276	126%

Operating expenses:

Selling and general and administrative	931,962	618,846	51%
Depreciation and amortization	36,322	54,914	(34%)

Total expenses	968,284	673,760	44%

Net operating income	(572,900)	(498,484)	15%

Interest (income) expense	(63,256)	14,353	541%

Net income (loss) before income taxes	(509,644)	(512,837)	(1%)

Revenue

Revenue increased by $393,281, or 105%, for the six months ended June 30, 2011 to $766,472 compared to $373,191 for the six months ended June 30, 2010.  Revenue consists primarily of subscription and advertising fee revenue. The increase in revenue is due to the successful launch of Radioio Live.

General and administrative

We incurred $931,962 and $618,846 of administrative expenses attributable to the services performed through ioWorldMedia and its Subsidiaries for the six months ended June 30, 2011 and 2010, respectively.   Administrative expenses for the six months ended June 30, 2011 increased by $313,116 or 51% as compared to the same period in 2010. The increase in the Administrative expenses was primarily due to one-time charges for the issuance of restricted common shares to directors for years of service and for services performed by other individuals for the Company.  There were also increased professional fees related to regulatory compliance and promotion of the Company.

Net income (loss)

The Company had consistent activities as a provider of Internet radio content during the six months ended June 30, 2011 and 2010, which resulted in general and administrative expenses attributable to this operation.  The Company is in the process of developing and expanding the Internet radio operation.  This process requires the addition of listeners and increasing the variety of content.  This process also requires securing other sources of revenue such as advertisers.  Consequently, the Company anticipates incurring losses through the rest of 2011 as it builds out its operations.  As a result of its ramping up operations as an Internet radio provider, in addition to the one-time charges outlined in the General and administrative section previously, the Company realized a net loss of $509,644 during the six months ended June 30, 2011, a decrease of $3,193 or 1% as compared to a net loss of $512,837 during the same period in 2010.

Liquidity and capital resources

We have generated operating losses since inception. We have incurred net losses of $509,644 and $512,837 for the six months ended June 30, 2011 and 2010. We may continue to experience net operating losses. Historically, we have relied upon outside investor funds to maintain our operations and develop our business. We anticipate raising additional capital within the next twelve months from investors for working capital as well as business expansion and we can provide no assurance that additional investor funds will be available on terms acceptable to us. If we are unable to obtain additional financing to meet our working capital requirements, we may have to curtail our business.   Revenue increased by $393,281 or 105%, in the six months ended June 30, 2011 to $766,472 compared to $373,191 for the six months ended June 30, 2010.

For the six months ended June 30, 2011, we had negative working capital of $620,719, as compared to $6,770,306 at June 30, 2010. During the six months ended June 30, 2011 we experienced cash flow from operations of $232,970, as compared to a negative cash flow of $368,763 during the same period in 2010.

Net cash provided by operating activities in the six months ended June 30, 2011 was $232,970 compared to net cash used for operating activities of $368,763 for the comparable period in 2010.   Net cash used in investing activities in the six months ended June 30, 2011 was $10,904.

Net cash provided by financing activities in the six months ended June 30, 2011 was $195,928 as compared to $481,932 during the same period in 2010.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2011.  Based on that evaluation, the Company’s officers concluded that the Company had a material weakness in its disclosure controls namely, that the Company lacked appropriate resources in the accounting and finance department, including lack of personnel that are appropriately qualified in the areas of U.S. GAAP and SEC reporting.  Despite this weakness, management believes that there are no material inaccuracies or omissions of fact in this quarterly report.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this evaluation, we concluded that due to our small size and limited resources our internal control over financial reporting was not effective as of June 30, 2011.  Despite this weakness management believes that there are no material inaccuracies or omissions of fact in this quarterly report.

As finances allow, we will add resources to our accounting and finance department to remediate these weaknesses.  The material weaknesses will not be considered remediated until the applicable remedial procedures are tested and management has concluded that the procedures and controls are operating effectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2011, the Company issued 1,000,000 million shares of Common Stock to a non-related party for an investment of $200,000.

In April 2011, the Company had the following issuances of unregistered securities:

•
3,000,000 shares of restricted Common Stock to each of the directors, Thomas Bean, John Stanton, and Alex Edwards, in lieu of any compensation, which would have been received during the previous five years of service through December 31, 2010

•	2,420,000 shares of restricted Common Stock for services provided by nine individuals since the inception of the Company;

•
1,942,905 shares of Common Stock to a related party shareholder, to convert the balance against an unsecured, 5% convertible promissory note held by the related party shareholder, due June 5, 2013; and

•	10,000,000 restricted shares of Common Stock to the Bubba Radio Network and related personnel as an obligation of the negotiated contract for providing content and services to Radioio Live.

In June 2011, the Company issued 281,700 restricted shares of Common Stock to 2,817 subscribers who are part of the Bubba Army Early Enlistment subscription program.

The above-mentioned issuances are exempt from registration by reason of the exemption provided by Rule 506 of Regulation D, relating to sales to accredited investors.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
3.1
Articles of Incorporation effective as of January 1, 1996, as amended by the Articles of Amendment dated as of January 9, 1996 (incorporated herein by reference to Exhibit Number 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-00250), filed herewith.

3.2	Articles of Amendment to the Articles of Incorporation filed January 10, 1996, filed herewith.

3.3	Bylaws (incorporated herein by reference to Exhibit Number 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-00250)).

3.4	Articles of Amendment of the Articles of Incorporation filed June 1, 2001, filed herewith.

3.5	Articles of Amendment of the Articles of Incorporation for Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock filed August 31, 2001, filed herewith.

3.6
Amendment to the Articles of Incorporation of Powercerv Corporation dated December 21, 2005 ((incorporated herein by reference to Exhibit Number 3.5 to the Company’s Amendment No. 1 to the Annual Report on Form 10-K filed April 21, 2011 (File No. 000-27574)).

3.7	Amendment to the Articles of Incorporation dated April 4, 2011, filed herewith.

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* The Exhibit attached to this Quarterly Report on Form 10-Q/A shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IOWORLDMEDIA, INCORPORATED

Date: August 12, 2011	By:	/s/ Thomas Bean
Thomas Bean
Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors
(Principal Executive Officer and Principal Financial Officer)