Form 10-Q/A
period 2011-06-30
IO World Media, Inc
filed 2011-09-12
CIK 1005758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 12, 2011 (the “Original 10-Q”) of ioWorldMedia, Incorporated (the “Company”). We are filing this Amendment to include the Company’s financial statements in XBRL (eXtensible Business Reporting Language) format.

This Amendment should be read in conjunction with the Original 10-Q. The Original 10-Q has not been amended or updated to reflect events occurring after June 30, 2011, except as specifically set forth in this Amendment.

FORM 10-Q
IOWORLDMEDIA, INCORPORATED.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ioWorldMedia, Incorporated and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current assets

Cash	$420,051	$2,057
Accounts receivable	29,802	-
Prepaid expense	140,415	1,500
Accrued revenue	31,306	17,899

Total current assets	621,574	21,456

Property and equipment, net of accumulated depreciation	63,548	88,966

Other assets

Advance payments for contractual obligations	197,658	-
Security deposit	-	1,046

Total other assets	197,658	1,046

Total assets	$882,780	$111,468

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Note payable related party shareholders	-	$5,403,794
Note payable	400,000	400,000
Current portion of capital lease payable	-	4,072
Accounts payable and accrued expenses	507,836	983,896
Deferred revenue	334,457

Total current liabilities	1,242,293	6,791,762

Deferred revenue	488,442	-

Total liabilities	1,730,735	6,791,762

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
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2011	2010
	(Unaudited)	(Unaudited)

Cash flows from operations
Net income (loss)	$(509,644)	$(512,837)

Adjustment to reconcile net loss to net cash:
Depreciation and amortization	36,322	54,914
Expenses settled by issuance of common stock	128,128
Changes in operating assets and liabilities:

Accounts receivable	(29,802)	5,996
Deposits	1,046	-
Accounts payable and accrued expenses	45,112	82,716
Accrued revenue	(13,407)	-
Prepaid expenses	(105,581)	448
Advance payments on contractual obligations	(142,103)	-
Deferred revenue	822,899	-

Net cash provided by (used for) operating activities	232,970	(368,763)

Cash flows from investing activities

Capital expenditures	(10,904)	-

Net cash provided by investing activities	(10,904)	-

Cash flows from financing activities

Issuance of common stock	200,000	217,450
Due to related party shareholders	-	8,933
Proceeds from long-term borrowing	-	293,867
Payments on capital lease obligation	(4,072)	(38,318)

Net cash provided by financing activities	195,928	481,932

Net increase (decrease) in cash	417,994	113,169
Cash, beginning of period	2,057	5,085

Cash, end of period	$420,051	$118,254

Supplemental disclosures:

Cash paid during the year for:

Interest	$113	$6,738

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

3.7	Amendment to the Articles of Incorporation dated April 4, 2011, filed herewith.

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Schema Document **

101.CAL	XBRL Calculation Linkbase Document**

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

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

  ** Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.  The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IOWORLDMEDIA, INCORPORATED

Date: September 12, 2011	By:	/s/ Thomas Bean
Thomas Bean
Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors
(Principal Executive Officer and Principal Financial Officer)