Form 10-Q
period 2011-09-30
IO World Media, Inc
filed 2011-11-14
CIK 1005758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 10, 2011 there were 163,447,479 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
IOWORLDMEDIA, INCORPORATED.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ioWorldMedia, Incorporated and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current assets

Cash	$155,333	$2,057
Accounts receivable	40,464	-
Prepaid expense	138,301	1,500
Accrued revenue	39,977	17,899

Total current assets	374,075	21,456

Property and equipment, net of accumulated depreciation	122,759	88,966

Other assets

Advance payments for contractual obligations	166,239	-
Security deposit	-	1,046

Total other assets	166,239	1,046

Total assets	$663,073	$111,468

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Note payable related party shareholders	$-	$5,403,794
Note payable	400,000	400,000
Current portion of capital lease payable	-	4,072
Accounts payable and accrued expenses	553,409	983,896
Deferred revenue	328,885

Total current liabilities	1,282,294	6,791,762

Deferred revenue	414,555	-

Total liabilities	1,696,849	6,791,762

Stockholders' equity

Common stock, $.001 par value; 250,000,000 authorized, 133,347,479 and 108,702,874 shares issued and outstanding at September 30, 2011
and December 31, 2010, respectively	133,448	108,803
Preferred stock, $.001 par value, 5,000,000 shares authorized,
3,025,000 shares issued and 3,000,000 outstanding at September 30, 2011
and 25,000 shares issued and none outstanding at December 31, 2010	3,025	25
Additional paid-in capital	63,248,502	56,934,164
Treasury stock, 25,000 shares of preferred, at cost	(25,931)	(25,931)
Accumulated defcit	(64,392,820)	(63,697,355)

Total stockholders' equity	(1,033,776)	(6,680,294)

Total liabilities and stockholders' equity	$663,073	$111,468

See notes to consolidated financial statements.

ioWorldMedia, Incorporated and Subsidiaries
CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$445,659	$207,302	$1,212,131	$580,494

Cost of sales	197,579	113,108	568,666	311,024

Gross profit	248,080	94,194	643,465	269,470

Operating expenses:

Selling and general and administrative	412,190	288,868	1,344,152	907,712
Depreciation and amortization	21,711	27,457	58,034	82,372

Total expenses	433,901	316,325	1,402,186	990,084

Net operating income	(185,821)	(222,131)	(758,721)	(720,614)

Other income (expense)

Interest income (expense)	-	(6,078)	63,256	(20,432)

Total other income (expense)	-	(6,078)	63,256	(20,432)

Net income (loss) before income taxes	(185,821)	(228,209)	(695,465)	(741,046)

Provision for income taxes	-	-	-	-

Net income (loss)	$(185,821)	$(228,209)	$(695,465)	$(741,046)

Net loss per weighted share,
basic and fully diluted	$(0.0014)	$(0.0021)	$(0.0056)	$(0.0079)

Weighted average number of common
shares outstanding, basic and fully diluted	133,347,479	108,702,874	125,027,127	94,365,511

See notes to consolidated financial statements.

ioWorldMedia, Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

					Additional
	Common Stock		Preferred Stock		Paid-in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance, December 31, 2009	86,957,874	$87,058	25,000	$25	$56,738,459	$(25,931)	$(62,776,524)	(5,976,913)

Common shares issued for services	2,000,000	2,000			18,000			20,000

Common shares issued in settlement
of debt obligations	19,745,000	19,745			177,705			197,450

Net loss							(920,831)	(920,831)

Balance, December 31, 2010	108,702,874	$108,803	25,000	$25	$56,934,164	$(25,931)	$(63,697,355)	$(6,680,294)

Common shares issued for cash	1,000,000	1,000			199,000			200,000
Common shares issued for
debt conversion	1,942,905	1,943			210,607			212,550
Restricted common shares issued	2,420,000	2,420			21,780			24,200
for services
Restricted common shares issued
for directors' fees	9,000,000	9,000			81,000			90,000
Restricted common shares issued
as part of talent contract	10,000,000	10,000			90,000			100,000
Restricted common shares issued
to early enlister subscribers	281,700	282			2,535			2,817
Preferred stock issued to related
parties for conversion of debt			3,000,000	3,000	5,709,416			5,712,416
Net loss							(695,465)	(695,465)

Balance, September 30, 2011	133,347,479	$133,448	3,025,000	$3,025	$63,248,502	$(25,931)	$(64,392,820)	$(1,033,776)

See notes to consolidated financial statements.

ioWorldMedia, Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2011	2010
	(Unaudited)	(Unaudited)

Cash flows from operations
Net income (loss)	$(695,465)	$(741,046)

Adjustment to reconcile net loss to net cash:
Depreciation and amortization	58,034	82,372
Expenses settled by issuance of common stock	128,128
Changes in operating assets and liabilities:
	-	-
Accounts receivable	(40,464)	6,269
Deposits	1,046	-
Accounts payable and accrued expenses	90,685	121,623
Accrued revenue	(22,078)	-
Prepaid expenses	(103,467)	597
Advance payments on contractual obligations	(110,684)	-
Deferred revenue	743,440	-

Net cash provided by (used for) operating activities	49,175	(530,185)

Cash flows from investing activities

Capital expenditures	(91,827)	-

Net cash provided by financing activities	(91,827)	-

Cash flows from financing activities

Issuance of common stock	200,000	217,450
Due to related party shareholders	-	55,907
Proceeds from long-term borrowing	-	296,524
Payments on capital lease obligation	(4,072)	(41,161)

Net cash provided by financing activities	195,928	528,720

Net increase (decrease) in cash	153,276	(1,465)
Cash, beginning of period	2,057	5,085

Cash, end of period	$155,333	$3,620

Supplemental disclosures:

Cash paid during the year for:

Interest	$113	$20,432

See notes to consolidated financial statements.

ioWorldMedia, Incorporated and SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2011

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

On December 30, 2003, the Company entered into a management and finance agreement with WhiteKnight SST (“WhiteKnight”), a related party, to develop and implement a business plan for the Company. Pursuant to this agreement, WhiteKnight agreed to infuse $250,000 into the Company. In exchange, WhiteKnight was granted the right to receive up to a 50 percent equity interest in the Company through the conversion of the $250,000 debt to common stock of the Company, par value $0.001 per share (the “Common Stock”).

In furtherance, WhiteKnight investigated various possibilities and ultimately proposed to the Company’s Board of Directors that the Company set a plan in motion to engage in the business of providing internet radio services.  As part of this plan, WhiteKnight proposed that the Company acquire the intellectual property owned by the related entities of Search Play, LLC and Radioio.com, LLC, (collectively “Search Play”).  At the time, Search Play owned several patents pending and other intellectual property that WhiteKnight believed would be advantageous to the Company as it sought to develop its internet radio operations.

To complete the SearchPlay purchase, the Company entered into a Contribution Agreement in November 2005.  Pursuant to the agreement, the Company agreed to issue shares of Common Stock in exchange for the membership interests of Search Play.  As part of this agreement, the Company also agreed to issue shares of Common Stock in exchange for certain debt owed to several individuals some of whom were principals or affiliates of WhiteKnight.

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

 2) io4business is the 21st century adaptation of the nearly century-old business, background music, found in restaurants, elevators, office building lobbies, amongst other applications.  Io4business’ strategic advantages are lower cost, far better fidelity and far greater flexibility regarding programming.

3) Radioio Live is a wholly new operation that focuses on providing the Company’s listeners with access to live and archived proprietary talent content. Bubba the Love Sponge is the first of the Radioio Live producers of live content.

2.	Liquidity

During the nine months ended September 30, 2011 and 2010, the Company incurred net losses of approximately $695,000 and $741,000, respectively, while cash provided (used) by operations was approximately $49,000 and ($530,000).  The Company has not attained a level of revenues sufficient to support recurring expenses.

3.	Summary of significant accounting policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Radioio, Search Play, io4business and radioioLive.   All intercompany balances and transactions have been eliminated in consolidation.

The information furnished in this Quarterly Report reflects all adjustments consisting of only normal recurring adjustments, which are in the opinion of management necessary for a fair presentation of the results for the interim periods. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2011.

These financial statements were approved by management and available for issuance on November 10, 2011.  Subsequent events have been evaluated through this date.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount.  Any allowance for doubtful accounts is the Company’s best estimate of the amount of probable losses to the Company’s existing accounts receivable.  No allowance for doubtful accounts was recorded for the quarter ended September 30, 2011.

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

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  There were no impairment charges during the nine month periods ended September 30, 2011 and 2010.

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

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at September 30, 2011 and December 31, 2010.

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period.  The calculation of diluted net loss per share excludes the conversion of any convertible debt obligations into common or preferred stock as of September 30, 2011 and 2010, respectively, since the effect of conversion is anti-dilutive.

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  No stock-based compensation expense under FASB ASC 718 was recorded during the nine month periods ended September 30, 2011 and 2010.

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

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the reporting period.  At September 30, 2011 and December 31, 2010, the Company had no investments classified as securities owned on the consolidated balance sheets.

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

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”) and a new Hierarchy of Generally Accepted Accounting Principles which establishes only two levels of GAAP: authoritative and nonauthoritative. The Codification is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, except for rules and interpretive releases of the SEC, which are additional sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company adopted the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. The application of the Codification did not have an impact on the Company’s consolidated financial statements; however, all references to authoritative accounting literature will now be references in accordance with the Codification.

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

In April, 2009, the FASB issued ASC Topic 320-10 (ASC 320-10), “Recognition and Presentation of Other-Than-Temporary Impairments,” which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. ASC Topic 320-10 provides greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. This statement also requires more timely disclosures and an increase in disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The Company adopted these statements April 1, 2009 without material effect on its consolidated financial statements.

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

Going Concern

The accompanying financial statements have been prepared assuming that the company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  Currently, the Company has a minimum cash balance available for the payment of ongoing operating expenses, and its operations are not providing a source of funds from revenues sufficient to cover its operational costs to allow it to continue as a going concern.  The continued operations of the Company are dependent upon generating profits from operations and raising sufficient capital through sales of its Common Stock or issuance of debt securities, which would enable the Company to carry out its business plan.

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

4.	Property and equipment

Property and equipment consisted of the following at:

September 30, 2011
Capitalized leases	$248,077
Equipment	206, 924
455,001
Less: Accumulated depreciation	(332,242)
$122,759

Depreciation expense was $58,034 and $82,372 for the nine months ended September 30, 2011 and 2010, respectively.

5.	Notes Payable—Related Party Shareholders

Related party notes were converted to common and preferred shares at April 5, 2011.  See Note 11 Stockholders’ Equity and Note 13 Related Party for further detail regarding the transactions.

6.	Notes Payable

At various dates during the years 2010 and 2009, an individual investor advanced the Company funds, aggregating to a total of $400,000 at September 30, 2011.  The advances are non-interest bearing and due on demand.

7.	Intellectual Property

In November 2005, the Company acquired Search Play, LLC, a provider of internet based radio entertainment, in a transaction accounted for as a business combination.  Part of the purchase price was allocated to intellectual property, as summarized in the table that follows:

Description	September 30, 2011
Patents pending and developed technology	$758,922
Trademarks and other	189,072
Total	947,994
Less: Accumulated depreciation	(947,994)
Unamortized intellectual property	$-

8.	Income Taxes

At September 30, 2011, the Company had approximately $46.5 million of net operating losses (“NOL”) carry-forwards for federal and state income purposes.  These losses are available for future years and expire through 2031.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The deferred tax asset is summarized as follows:

	September 30, 2011	December 31, 2010
Deferred tax asset
Net operating loss carryforwards	$18,400,000	$18,400,000
Deferred tax liability	18,400,000	18,400,000
Less: Valuation allowance	(18,400,000)	(18,400,000)
Net deferred tax asset	$-	$-

A reconciliation of income tax expense computed at the U.S. federal, state, and local statutory rates and the Company’s effective tax rate is as follows:

	September 30, 2011		December 31, 2010
Statutory federal income tax expense	(34	) %	(34	) %
State and local income tax	(4)		(4)
Valuation allowance	38		38
	-%		-%

The Company has taken a 100% valuation allowance against the deferred tax asset attributable to the NOL carryforwards of $18.4 million at September 30, 2011 and December 31, 2010, due to the uncertainty of realizing the future tax benefits.

9.	Common Stock

The Company is authorized to issue 250 million shares of Common Stock with a par value of $.001. At September 30, 2011 and December 31, 2010, 133,347,479 and 108,702,874 shares were outstanding, respectively.

10.	Preferred stock

The Company is authorized to issue 5 million shares of preferred stock with a par value of $.001. The preferred stock has a conversion value of Three Dollars ($3.00) per share and the following rights:

1.
Upon a Change of Control Event or an equity raise for the company, or its subsidiaries, of Twenty million dollars ($20,000,000) or greater, and at the discretion of the New Control party or equity party either:

a.	Cash redemption with an 8% per annum accrued interest rate, or
b.	Stock conversion redemption with a 50% premium to the preceding Twenty (20) day average closing price of the Common Stock prior to a Change of Control Event or equity infusion as described above.
c.	Any combination of 1(a) or 1(b) above.

2.	Conversion rights in to the Common Stock after Two Years from issue with a Twenty Five (25%) discount to the preceding Twenty (20) day average closing price of the Common Stock.

At September 30, 2011 3,025,000 preferred shares were issued, 3,000,000 of which were outstanding, and at December 31, 2010 25,000 preferred shares were issued and none were outstanding.

11.	Stockholders’ Equity

In April 2010, the Company amended the Articles of Incorporation to increase the authorized shares of Common Stock to 250,000,000.

In June 2010, the Company issued 16,000,000 restricted shares of Common Stock to related parties in connection with the conversion of debt.  Entities controlled by Thomas Bean received 10,000,000 shares and entities controlled by Alex H. Edwards received 6,000,000 such shares.

In June 2010, the Company issued 2,000,000 restricted shares of Common Stock to vendors for services rendered or a reduction of a portion of the amount owed by the Company.

In June 2010, the Company issued 3,745,000 restricted shares of Common Stock to the holder of a convertible note payable in a partial redemption of the note.

In February 2011, the Company issued 1,000,000 restricted shares of Common Stock to a non-related party for an investment of $200,000.

In April 2011, the Company issued 3,000,000 restricted shares of Common Stock to each of the directors, Thomas Bean, John Stanton, and Alex Edwards, in lieu of any compensation, which would have been received during the previous five years of service through December 31, 2010;

In April 2011, the Company issued 2,420,000 restricted shares of Common Stock for services provided by nine individuals since the inception of the Company.

In April 2011, the Company converted the balance due Zanett Opportunity Fund, Ltd, a related party shareholder, against the unsecured, 5% convertible promissory note, due June 5, 2013, into 1,942,905 restricted shares of Common Stock.

In April 2011, the Company issued 3,000,000 restricted shares of preferred stock to convert all outstanding debt obligations of related party shareholders, exclusive of the debt obligation due the Zanett Opportunity Fund, Ltd, whose debt obligation was converted into Common Stock.

In April 2011, the Company issued 10,000,000 restricted shares of Common Stock to the Bubba Radio Network and related personnel as an obligation of the negotiated contract for providing content and services to Radioio Live.

In June 2011, the Company issued 281,700 restricted shares of Common Stock in total to 2,817 subscribers that are part of the Bubba Army Early Enlistment subscription program.

12.	Capital Lease - Future Minimum Lease Payments

The Company leases certain office equipment under an agreement that is classified as a capital lease. At September 30, 2011 office equipment with a cost basis of $39,031 and accumulated depreciation of $35,128 is recorded under a capital lease.

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

In May 2010, a third party, and related party shareholder, purchased one half of a note obligation from a related party shareholder in the amount of $250,000.  During 2010, a portion of the note obligation was converted into Common Stock.  The unsecured convertible promissory note bears interest at 5% and is due June 5, 2013. At March 31, 2011 and December 31, 2010, the balance due, including accrued interest, was $221,838 and $219,181, respectively.  The note obligation was converted into Common Stock on April 5, 2011.  In accordance with the convertible promissory note agreement all accrued interest amounts were forgiven upon conversion.

14.	Subsequent Events

On November 7, 2011 (the “Closing Date”), the Company entered into a share exchange agreement (the “Exchange Agreement”) with Up Your Ratings, Inc., an Ohio corporation (“UYR”) and its three stockholders (the “Stockholders”). Pursuant to the Exchange Agreement, the Stockholders transferred all of the issued and outstanding shares of common stock of UYR to the Company in exchange (the “Exchange”) for an aggregate of thirty million (30,000,000) shares (the “Exchange Shares”) of common stock of the Company, par value $0.001 per share (the “Common Stock”). As a result of the Exchange, UYR became a wholly-owned subsidiary of the Company, with the Stockholders acquiring an aggregate of approximately 18.13% of the shares of Common Stock issued and outstanding on a post-Exchange basis.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operation of the Company for the periods ended September 30, 2011 and 2010 should be read in conjunction with the selected financial data, the financial statements, and the notes to those statements that are included elsewhere in this Quarterly Report.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties.

In this Quarterly Report, references to “ioWorldMedia,” “the Company,” “we,” “our,” and “us,” refer to ioWorldMedia, Incorporated and its subsidiaries.

We make certain forward-looking statements in this Quarterly Report. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our services, and other statements of our plans, beliefs, or expectations, including the statements contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as captions elsewhere in this document, are forward-looking statements.  In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can”, “could,” “may,” “should,” “will,” “would,” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements.  Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions will prove to be incorrect.  Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material.  You are cautioned not to place undue reliance on such forward-looking statements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC should be considered in evaluating forward-looking statements.

In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash.   We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws

Recent Developments

On April 4, 2011, the Company filed with the Secretary of State of Florida an amendment to its articles of incorporation to fix the terms of the Company’s preferred stock, par value $0.001 per share (“Preferred Stock”).  The Preferred Stock has a stated value of $3.00 per share and may be converted by the holder into Common Stock after two years from its issuance at a 25% discount to the preceding twenty-day average closing price of the Common Stock.  Upon a Change of Control Event, however, or an equity raise for the company, or its subsidiaries, of $20 million or greater, and at the discretion of the new control party or equity party, the Preferred Stock may be (a) redeemed for cash plus 8% per annum accrued interest rate from its issuance, (b) converted using a 50% to the preceding twenty-day average closing price of the Common Stock prior to the change of control event or equity infusion as described above or (c) a combination of (a) and (b).

On April 26, 2011, Bubba the Love Sponge Clem was appointed as a member of the Company’s Board of Directors to fill a vacancy due to the resignation of John Stanton.  His appointment was effective immediately.  Mr. Stanton resigned to focus his attention on his other business ventures.

Mr. Clem, 45, is a radio personality and is the host of The Bubba the Love Sponge Show on Radioio, the Company’s internet radio service.  There are no arrangements or understandings between Mr. Clem and any other persons pursuant to which Mr. Clem was appointed as a director.  Mr. Clem does not have any family relationships with any of the Company’s other directors or executive officers.

Critical Estimates and Judgments

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates its estimates and judgments, including those related to receivables and accrued expenses. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable based on the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates as to the appropriate carrying value of the Company’s intangible assets, the amount of stock compensation, and the amount of accrued liabilities that are not readily attainable from other sources. These accounting policies are described in the relevant sections of this discussion and analysis and in the notes to the consolidated financial statements.

The discussion in this Quarterly Report contains forward-looking statements that involve risks and uncertainties. The Company’s future actual results may differ materially from the results discussed herein, including those in the forward-looking statements.

Results of Operations

The following table presents the percentage of period-over-period dollar change for the line selected items in the Company’s Consolidated Statements of Operations for the quarters ended September 30, 2011 and 2010.  These comparisons of financial results are not necessarily indicative of future results.

	Three Months ended September 30
	2011	2010	% Change
Sales	$445,659	$207,302	115%

Cost of goods sold	197,579	113,108	75%

Gross profit	248,080	94,194	163%

Operating expenses:

Selling and general and administrative	412,190	288,868	43%
Depreciation and amortization	21,711	27,457	(21%)

Total expenses	433,901	316,325	37%

Net operating income (loss)	(185,821)	(222,131)	(16)%

Interest income (expense)	0	(6,078)	(100%)

Net income (loss) before income taxes	(185,821)	(228,209)	(19%)

Three Months Ended September 30, 2011 and 2010

Revenue

Revenue increased by $238,357 or 115%, for the three months ended September 30, 2011 to $445,659 compared to $207,302 for the three months ended September 30, 2010.  Revenue consists primarily of subscription and advertising fee revenue. The increase in revenue is due to the successful launch of Radioio Live and increased advertising fees.

General and administrative

We incurred $412,190 and $288,868 of administrative expenses attributable to the services performed through ioWorldMedia and its Subsidiaries for the three months ended September 30, 2011 and 2010, respectively.   Administrative expenses for the three months ended September 30, 2011 increased by $123,322 or 43% as compared to the same period in 2010. The increase in the Administrative expenses was due to increased professional fees related to regulatory compliance and promotion of the Company, along with additional costs related to supporting Radioio Live.

Net income (loss) before income taxes

The Company had consistent activities as a provider of internet radio content during the three months ended September 30, 2011 and 2010, which resulted in general and administrative expenses attributable to this operation.  The Company is in the process of developing and expanding the internet radio operation.  This process requires the addition of listeners and increasing the variety of content.  This process also requires securing other sources of revenue such as advertisers.  Consequently, the Company anticipates incurring losses through the rest of 2011 as it expands its operations.  As a result of its ramping up operations as an internet radio provider, the Company realized a net loss of $185,821 during the three months ended September 30, 2011, a decrease of $42,388 or 19% as compared to a net loss of $228,209 during the same period in 2010.

 Nine months Ended September 30, 2011 and 2010

The following table presents the percentage of period-over-period dollar change for the line selected items in the Company’s Consolidated Statements of Operations for the nine months ended September 30, 2011 and 2010.  These comparisons of financial results are not necessarily indicative of future results.

	Nine Months ended September 30
	2011	2010	% Change
Sales	$1,212,131	$580,494	109%

Cost of goods sold	568,666	311,024	83%

Gross profit	643,465	269,470	139%

Operating expenses:

Selling and general and administrative	1,344,152	907,712	48%
Depreciation and amortization	58,034	82,372	(30%)

Total expenses	1,402,186	990,084	42%

Net operating income	(758,721)	(720,614)	5%

Interest income (expense)	63,256	(20,432)	(410%)

Net income (loss) before income taxes	(695,465)	(741,046)	(6%)

Revenue

Revenue increased by $631,637, or 109%, for the nine months ended September 30, 2011 to $1,212,131 compared to $580,494 for the nine months ended September 30, 2010.  Revenue consists primarily of subscription and advertising fee revenue. The increase in revenue is due to the successful launch of Radioio Live and increased advertising fees.

General and administrative

We incurred $1,344,152 and $907,712 of administrative expenses attributable to the services performed through ioWorldMedia and its Subsidiaries for the nine months ended September 30, 2011 and 2010, respectively.   Administrative expenses for the nine months ended September 30, 2011 increased by $436,440 or 48% as compared to the same period in 2010. The increase in the Administrative expenses was primarily due to one-time charges for the issuance shares of restricted Common Stock to directors for years of service and for services performed by other individuals for the Company.  There were also increased professional fees related to regulatory compliance and promotion of the Company, along with additional costs related to supporting Radioio Live.

Net income (loss) before income taxes

The Company had consistent activities as a provider of internet radio content during the nine months ended September 30, 2011 and 2010, which resulted in general and administrative expenses attributable to this operation.  The Company is in the process of developing and expanding the internet radio operation.  This process requires the addition of listeners and increasing the variety of content.  This process also requires securing other sources of revenue such as advertisers.  Consequently, the Company anticipates incurring losses through the rest of 2011 as it expands its operations.  As a result of its ramping up operations as an internet radio provider, in addition to the one-time charges outlined in the General and administrative section above, the Company realized a net loss of $695,465 during the nine months ended September 30, 2011, a decrease of $45,581 or 6% as compared to a net loss of $741,046 during the same period in 2010.

Liquidity and capital resources

We have generated operating losses since inception. We have incurred net losses of $695,465 and $741,046 for the nine months ended September 30, 2011 and 2010. We may continue to experience net operating losses. Historically, we have relied upon outside investor funds to maintain our operations and develop our business. We anticipate raising additional capital within the next twelve months from investors for working capital as well as business expansion; however we can provide no assurance that additional investor funds will be available on terms acceptable to us, or at all. If we are unable to obtain additional financing to meet our working capital requirements, we may have to curtail or cease our operations.   Revenue increased by $631,637, or 109%, in the nine months ended September 30, 2011 to $1,212,131 compared to $580,494 for the nine months ended September 30, 2010.

For the nine months ended September 30, 2011, we had negative working capital of $908,219, as compared to $6,770,306 at December 31, 2010. During the nine months ended September 30, 2011 we experienced cash flow from operations of $49,175, as compared to a negative cash flow of $530,185 during the same period in 2010.

Net cash provided by operating activities in the nine months ended September 30, 2011 was $49,175 compared to net cash used for operating activities of $530,185 for the comparable period in 2010.   Net cash used in investing activities in the nine months ended September 30, 2011 was $91,827.

Net cash provided by financing activities in the nine months ended September 30, 2011 was $195,928 as compared to $528,720 during the same period in 2010.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2011.  Based on that evaluation, the Company’s officers concluded that the Company had a material weakness in its disclosure controls and procedures namely, that the Company lacked appropriate resources in the accounting and finance department, including lack of personnel that are appropriately qualified in the areas of U.S. GAAP and SEC reporting.  Despite this weakness management believes that there are no material inaccuracies or omissions of fact in this Quarterly Report.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this evaluation, we concluded that due to our small size and limited resources our internal control over financial reporting was not effective as of September 30, 2011.  Despite this weakness management believes that there are no material inaccuracies or omissions of fact in this Quarterly Report.

As finances allow, we will add resources to our accounting and finance department to remediate these weaknesses.  The material weaknesses will not be considered remediated until the applicable remedial procedures are tested and management has concluded that the procedures and controls are operating effectively.

Changes in Internal Control over Financial Reporting

There have been no significant changes to the Company’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2011, the Company issued 1,000,000 shares of Common Stock to a non-related party for an investment of $200,000.

In April 2011, the Company had the following issuances of unregistered securities:

•
3,000,000 shares of restricted Common Stock were issued to each of the then directors, Thomas Bean, John Stanton, and Alex Edwards in lieu of compensation, which would have been received during the previous five years of service through December 31, 2010;

•	2,420,000 shares of restricted Common Stock were issued for services provided by nine individuals since the inception of the Company;

•
1,942,905 shares of Common Stock were issued to a related party shareholder, to convert the balance against an unsecured, 5% convertible promissory note held by the related party shareholder, due June 5, 2013; and

•
10,000,000 restricted shares of Common Stock were issued to the Bubba Radio Network and related personnel as an obligation of the negotiated contract for providing content and services to Radioio Live.

In June, 2011 the Company issued 281,700 restricted shares of Common Stock to 2,817 subscribers who are part of the Bubba Army Early Enlistment subscription program.

The above mentioned issuances were exempt from registration by reason of the exemption provided by Rule 506 of Regulation D, relating to sales to accredited investors.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this Quarterly Report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
3.1	Articles of Incorporation of the Company effective as of January 1, 1996, as amended by the Articles of Amendment dated as of January 9, 1996 (1)

3.2	Bylaws of the Company (1)

3.3	Articles of Amendment of the Articles of Incorporation of IO World Media Corporation filed June 1, 2001 (2)

3.4	Articles of Amendment of the Articles of Incorporation of PowerCerv Corporation for Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock filed August 31, 2001 (2)

3.5	Amendment to the Articles of Incorporation of PowerCerv Corporation dated December 21, 2005 (3)

3.6	Amendment to the Articles of Incorporation, effective April 28, 2011 (2)

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

1.	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-00250)).
2.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on August 8, 2011.
3.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on April 21, 2011.

* The Exhibit attached to this Quarterly Report on Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IOWORLDMEDIA, INCORPORATED

Date: November 14, 2011	By:	/s/ Thomas J. Bean
Name Thomas J. Bean
Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors