Form 10-K
period 2011-12-31
IO World Media, Inc
filed 2012-04-16
CIK 1005758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2011

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

As of June 30, 2011, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $6,447,000 based on a closing price of $0.13 per share of common stock as quoted on the Pink Sheets Electronic OTC Markets on such date.  On March 15, 2012, we had 163,447,479 shares of common stock, par value $0.001 per share (the "Common Stock") issued and outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of IOWORLDMEDIA, INCORPORATED to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Description of Business,” “Plan of Operation” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1.	Business.

Background

The business of ioWorldMedia, Incorporated is conducted by our principal subsidiaries, Radioio, ioBusinessMusic, and Radioio Live.  ioWorldMedia, Incorporated and its subsidiaries are at times collectively referred to herein as “ioWorld,” the “Company” or, in the first person as “we” “us” and “our”.

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

On December 30, 2003, the Company entered into a management and finance agreement with WhiteKnight SST (“WhiteKnight”), a related party, to develop and implement a business plan for the Company. Pursuant to this agreement, WhiteKnight agreed to infuse $250,000 into the Company. In exchange, WhiteKnight was able to elect to receive up to a 50 percent equity interest in the Company through the conversion of the $250,000 debt to Common Stock of the Company. WhiteKnight exercised this conversion right prior to the completion of the Search Play purchase.

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

Business Strategy

The Company operates three primary internet media subsidiaries: Radioio, ioBusinessMusic, and RadioioLive.

Radioio

Radioio became an innovator and pioneer as an internet radio service provider by streaming radio content online, and is part of an elite group of pure play independent providers in existence today.  Radioio was founded by Michael Roe in Jacksonville, FL., originally providing just one stream of music to the public.   The Company has created unique music channels with alternative deep musical content.  Each channel is hosted by a stream host who is a recognized expert in the genres that they cover.  The stream host provides the Radioio listeners with a unique experience and exclusive content (i.e. live tracks and remixes) that cannot be found on other internet sites. The stream hosts are frequently adding new content and hand programming new playlists to keep the channels both current and fresh.  Radioio’s music is hand selected and programmed by people, not computers on auto shuffle or jukebox mode. Through development, Radioio has increased its channel offerings to include a multitude of additional music listening alternatives.  The Company now has 56 advertising-supported music streams, 2 exclusive talk radio streams featuring Bubba the Love Sponge® and 82 advertising free music subscription streams which include the 21 audiophile streams,  for a total of 140 different  streams spanning all genres of music, from high-brow classical to acid rock.  Additionally the Company may add more channels to meet consumer demand.  This configuration includes some station channels that carry advertising to support the cost of the entry level music options ranging up to the super-premium services where advertising is eliminated and high-fidelity (high capture rate and reproduction rate music and broadband transfer rates) music signals are included as part of the service package.

Some of the major differences between internet radio and its competitive alternatives such as Satellite Radio or Terrestrial Radio include:

·
Many observers believe consumers are not willing to pay for internet or any other radio service.  More accurately, they will never pay for radio service or the numbers of consumers that will pay are finite.  Management believes these views about the market are incorrect.  The Company believes consumers will pay for premium, more compelling, or proprietary exclusive content if internet radio actually provides a superior listening alternative and/or has a true interactive experience with its consumers.   Properly marketed and distributed, management believes that premium paid internet radio would be able to attract significantly more listeners.  Both the belief that people will not pay and that the market is small and finite are disproven by the popularity of satellite radio and Sirius/XM’s ability to attract in excess of 21+ million subscribers on what management believes is a significantly inferior and much more restrictive delivery platform than the Company’s.   Management believes that these numbers will continue to grow and, with superior exclusive programming and interactive functionality coupled with an aggressive marketing plan, Radioio can compete for these consumers’ spending dollars.

·
Internet Radio and Radioio have a distinct advantage over both terrestrial and satellite radio by providing two way interactive communications with its listeners.  This two-way communication provides listening data metrics and preferences along with interactive experiences with listeners, setting it apart from both terrestrial and satellite radio.  Terrestrial and satellite radio require special receivers that capture the distributed signals sent from the distribution point.  Neither terrestrial nor satellite providers have any real time accurate way of knowing who is listening nor to what or how long they are listening as that distribution and information sharing is one-way, from the distribution point to the receiver.  The receiver sends no data and has no way of communicating back anything even to the extent that it is on. Internet radio operators, on the other hand, can acquire information regarding who is listening to what, when and for how long.  In turn, they can data mine information about that listener which provides an interactivity that is not possible with terrestrial and satellite radio. Listeners may download and purchase music they hear on Radioio and want to own. They may buy other related products and can register opinions and interact with all the major social networking interfaces including Facebook, MySpace and Twitter about what they hear and how it relates to them and their social network.  Radioio also provides forums regarding other commentary that creates a community for its listeners to participate in and define their lifestyle.  This interactive two way communication provides demographic and geographic targeting data about its listening audience and preference that can be accessed in real time-thus making internet radio and specifically Radioio far more dynamic and interactive as a content distribution medium than the general public may know or believe, and we believe this makes it more valuable to advertisers

During the last several years, Radioio essentially rebuilt its digital content delivery platform to conform not only to the advances in technology that occurred recently but also to improve the overall performance and integrity of the delivery of its content.  Like all garage start-ups, Radioio’s origins were based on economy and ease of implementation for its initial launch. Management continues to evaluate new technology and implement platform changes to enhance quality, reliability and reduce expense where deemed appropriate.

The redesigned distribution platform has eliminated many of the issues of scalability while significantly improving the overall performance, stability and reliability of distributing multiple channels or streams.  Now, the site development and operation is focused on scalability, ease of adding new channels, security, and integrity.  The fact that the Company currently broadcasts 140 streams is testimony to the technology advances employed.  Primary router, processing and storage units located in Tampa, Florida are linked to a distribution system located at an internet service provider in Chicago Illinois operated by Radioio’s network service provider Savvis.  In sum, the whole operation has noticeably advanced its operating capability.

How Radioio Attempts to Generate Revenue

Radioio currently generates revenue via three principal and distinct methods: (1) Subscriptions for content that is advertising free and delivered in higher quality streaming bit rates; (2) In stream audio advertising through its free advertising supported streams; (3) Traditional banner advertising campaigns delivered through its website for all traffic and streaming initiated directly through its website.  To facilitate item number 1 above, the business is focused on creating premium music stations and charging consumers for usage.  Currently, those stations with more dedicated and original content, no advertising and higher quality bit rate delivery require a higher premium priced monthly fee to receive delivery.  In addition, Radioio is also spanning a consumer list that includes both retail and commercial customers.  The following breakdown itemizes the current subscription revenue models for the Company and what is currently offered.

·	Consumer oriented listening stations. There are three basic packages for three levels of music service:

1.	For $0.99 a month, or $9.99 for a yearlong subscription, listeners are provided with 56 channels of 128kbps, 64kbps or 32kbps music that is supported by advertising.
2.
For $4.99 a month, or $49.99 for a yearlong subscription, listeners receive the 56 channels of pre-selected and 3 channels of holiday channels all delivered in ad-free, 128kbps, 64kbps or 32kbps format. In addition, subscribers have priority access to customer and technical support, access to the iocommunity, the ability to set favorite io channel presets, and even tweet different songs.

3.
The Audiophile Package, which sells for $9.99 per month, or $99.99 per yearlong subscription, provides the same 56 basic and 3 holiday ad-free streams in the high-fidelity 192kbps and128kbps, 64kbps or 32kbps delivery rates plus an additional 21 audiophile only streams that are also ad-free channels and also available in all bit rates including 192kbps high-fidelity quality delivery streams.  The customer also receives the necessary device application to support the delivery of the music on either mobile or desk-top players. And, there is super priority access to technical support, access to the io community, the ability to set favorite io channel presets and to tweet songs.

32kbps is considered AM quality, 64kbps is considered FM quality, 128kbps is considered CD quality and 192kbps is high fidelity.

·
There is free access offered whereby users can receive all 55 channels of ad-supported internet radio that can be listened to just about anywhere.  These free streams are only available free at 32kbps and 64kbps.

Radioio, in management’s opinion, has three significant advantages over terrestrial and satellite radio in selling advertising time:

Reporting – Terrestrial Radio audience is calculated using sample data as opposed to census data and therefore, in management’s opinion, is less accurate because it requires more assumptions which may or may not be true. Satellite Radio has subscriber data through polling and market research, but no specific reliable way to report who is listening and to what content. Radioio’s advantage is that can we measure actual usage via server logs, which can be audited by a third party, and that actual impression data as to who was listening, what they were listening to, how long they were listening and from where and on what were they listening can be associated with each campaign, down to individual spots for the advertiser.

Targeting – Terrestrial and Satellite Radio broadcast the same content and commercials to every member of their audience. The Radioio advantage is that because of the constant two way communication with the user we can target by demographic group, geographic area, or to any audience segment that an advertiser wishes to reach.  The ability to supply this targeting and verifiable delivery of an advertiser’s message can result in higher cost per thousand impressions ("CPM's") to the Company for these targeted campaigns versus traditional one size fits all advertising.

Listener Action – Terrestrial and Satellite Radio depend on recall to make their advertising effective. Listeners, many of whom are in cars, must remember the advertising message when they are in a position to take action. An advantage of Radioio is that significant listening is done in the office, or on a smart phone or other portable internet device where listeners can easily click a link, a buy-now button, or take any action an advertiser wishes to associate with their advertising message.

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

Some of the features and benefits of Radioio that makes the service both distinctive and desirable include consistently reliable delivery of content, the ability to view lyrics/artist-album names as played, the preset channels feature (much like an old car radio system), comment, rating and voting capability, sponsorship programs for artists as a promotion, the ability to buy merchandise and the ability to segment users by demographic profiles for advertisers, if appropriate.

The Company believes that it can boost the listenership by spending on advertising.  To date, the company has experienced all of its growth without having ever spent anything on advertising – rather it has relied exclusively on word of mouth promotion, and free directory listings on services like Shoutcast, iTunes, and Windows Media to build its current audience base.

Additional opportunities for generating revenues include the Search/Play Feature.  With a library of millions of songs, the Company is trying to leverage new ways to attract and monetize new listeners to its retail client list.  The Search/Play feature is an actual paid search service bar imbedded into the player.  This embedding is unique in the sense that if a listener wants to search the internet for something they can do so from the player without having to open a browser.  Radioio then has a revenue sharing arrangement for any paid search links that are clicked through amongst these searches.

ioBusinessMusic

ioBusinessMusic, formerly io4business, is a customized background music and messaging system for businesses that can be ordered online or through our administrative partner TurnKey Media Solutions, and provides the ability and flexibility to place and/or sell in-store advertising to suppliers and vendors.  ioBusinessMusic is especially suited for businesses with multiple locations, such as specialty retail and department stores, offices, restaurants, hotels, casinos, showrooms and salons.

ioBusinessMusic harnesses the music programming expertise of Radioio and provides a custom music programming package created just for the client’s business – one that truly reflects and enhances the client’s brand. ioBusinessMusic offers the industry’s best combination of state-of-the-art equipment and technical know-how, ease of operation, and personal devotion to sharing the world’s best music, in order to create and produce truly one-of-a-kind listening experiences. The client can chose from any of our existing selections of unique and exclusive streaming music channels or work with our expert team to build a custom channel.

ioBusinessMusic Advantage

Unlike FM or satellite radio, or traditional background music services such as Muzak™, ioBusinessMusic utilizes a streaming internet media player to play selected music channel(s) in real time, so the client can always count on up-to-the minute, great sounding, static-free music.  New songs can be added daily and messaging can be frequently updated or changed. This unique model offers what management believes to be three major advantages over the existing models:

(1)
No inappropriate content, ever. The client will never have to worry about any inappropriate content, whether in music or messages. The ioBusinessMusic programming package is specific, commercial-free, and always appropriate for the business, because it’s completely focused on the client’s brand and if a change is necessary it is made real-time and updated immediately. If management from a client wants a specific artist and all of their material removed from their custom stream due to as an example poor behavior in the public eye that they don’t want their brand associated with in any way it can be removed in minutes.

(2)
All music licensing is included. The client will never have to worry about receiving fines for playing music unlawfully in their business.  ioBusinessMusic takes care of all BMI, ASCAP, SESAC, and Sound Exchange fees for the client.

(3)	Use-friendliness and ease of operation. After the client plugs it in, they point and click the remote, and that’s it – a truly convenient business music solution.

ioBusinessMusic as a business to business service is similar in concept to companies like Muzak™, which provide clients with business and workplace background music.  The primary difference in the ioBusinessMusic model vs. Muzak™ is in the method of the delivery for the end product. The Muzak™ delivery methodology is “store and forward” where a file for the music is arranged and delivered monthly by electronic or CD delivery to the device for playing as background music on site by the customer.  ioBusinessMusic delivers its music through live streaming via the internet.  The Company created ioBusinessMusic background music as an alternative to the more recognized store and forward delivery system because management felt there was an opportunity to create a competitive delivery platform because of what management believes to be the entrenched product’s high cost of hardware, expensive license/royalties fees, and lack of customization, branding and interaction with the public market once installed.  Muzak™, utilizing the store and forward system, charges significantly more for the player; to which they will upload a playlist and then charge as much as $69 per month for service. With a traditional store and forward system, in the event a customer wants to make a change to the existing playlist by way of the examples described above, any program changes would have to wait until the next monthly playlist update to implement.

ioBusinessMusic currently distributes 46 independent channels, or streams, of content and has an ever-ready spectrum of soundtracks consisting of a library of millions of songs from which it can draw upon to reshuffle as needed.  Moreover, the Company can almost immediately produce a custom stream or soundtrack to include a change or announce a public service announcement, emergency message, advertisement or promotion.  It can offer and develop customized branded or unbranded streams to create the sound and feel the customer wants associated with their brand.  Despite all of these on-the-fly customizable operating features, by leveraging new technology, ioBusinessMusic is much less expensive than competitive systems to operate on a month-to-month basis, costing from $15 to $40 per month (depending on number of installations and delivery format) plus an upfront cost for the “set-top” receiver of between $149 and $199 (which has been described as “snazzy and well-designed.”)

Current customers total approximately 2,645 including eighteen hundred Subway® sandwich shops, with the rest consisting of small groups of businesses and clients of the likes of Cold Stone Creamery®, Cheeburger Cheeburger®, Taco Del Mar®, Dunkin Donuts®, Jake’s Way Back Burger®, Ben And Jerry’s®, Burgerville®, Mooyah Burgers®, 35 McDonalds® including 10 corporate stores as well as a few Wendy’s® outlets, Checkers®, JP Lick®, and TCBY® has initiated a system wide mandate for all new stores to install ioBusinessMusic.  .

Regarding Subway and its franchisees and the potential of that opportunity, Subway has nearly 23,000 stores in the USA and ioBusinessMusic is the only approved preferred music provider system wide in the US and Canada. ioBusinessMusic currently offers 5 custom branded streams for Subway providing a selection of five music styles from which the various franchise stores may choose.  So for those stores located in demographic areas skewing country, there is a country-western theme format; same for a light Rock, or light urban etc. With custom branded streams also comes custom ad insertion.  Subway and all other clients have the ability to insert into the streams custom id’s and tags along with advertisements for their products and public service announcements.  Further, as a result of the delivery platform, any messaging can be substituted on the fly quickly and efficiently.  They can change a special or add a public service announcement and have it almost immediately implemented system wide.  This is a background music system that really works for business.

Radioio Live

Radioio Live is the Company’s new wholly owned subsidiary that focuses on providing Radioio’s listeners with access to live and archived live content that is proprietary to Radioio.  It is management’s belief that consumers want access to original content in addition to music and want to access that content all through one easy to use portal.  It is our intention to build a large, original content distribution portal that will be exclusive to Radioio and its users through Radioio Live®.  It is management’s belief that adding Radioio Live® to the Radioio channel lineup will increase both new and renewing subscriptions to Radioio which will in turn create improved revenues through these subscriptions and additional advertising opportunities as a direct result of the increased listenership..  Total monthly stream initiations remain in excess of 1,000,000 for this exclusive content as a direct result of it being available exclusively on Radioio Live®.  Thousands of new listeners are being introduced to Radioio and its service as a direct result of this new concept and its exclusive distribution through Radioio Live®.   It is management’s opinion that expansion of this product offering will continue to create significant revenue opportunity. In the first year of Radioio Live, there have been a number of new shows and programming options added.  Each day there is Daily Debriefing Show after the Bubba the Love Sponge Show, followed by the Shannon Burke Show, and then a number of Specialty shows including Dangerous Conversation with Scotty Ledge.

The audience of the Bubba the Love Sponge show is known as the Bubba Army.  In conjunction with the launch of the Bubba the Love Sponge show on the Radioio Live platform a number of new listener subscription packages were introduced.  The Captain was a two month offering for a discounted three year prepaid subscription, and subscribers to this plan are also known as Early Enlisters.  There were 2,817 subscribers to this package.  The second new plan was the Bubba Army Lieutenant plan, which offers a monthly subscription for $12.99 a month or an annual prepaid subscription for $129.99.  Included with the Lieutenant plan is the Audiophile Radioio subscription plan, previously outlined, in addition to On-Demand and Downloadable access to all Bubba Radio Network content including Bits and Parodies.  The third new subscription plan was the Bubba Army Sergeant plan, which offers a monthly subscription for $9.99 or an annual prepaid subscription for $99.99.  The Sergeant plan includes the Radioio Premium Music subscription, along with limited On-Demand and Downloadable access to Bubba Radio Network content in comparison to the Lieutenant plan.

Mobile Strategy (Io2go):

Part of our growth strategy is taking advantage of the explosion of smartphones and mobile devices. According to Edison Research in 2010 more than one in four online radio listeners is “very interested” in listening to streaming internet radio on a device in their cars and 6% have already listened to internet radio in a car by listening to a stream from a smartphone that they had connected to a car stereo.  Edison further reports that 44% of the current population ages twelve and over own a smartphone or portable MP3 player.  A user currently has two options to access the Radioio content. They can either simply open a browser on their smartphone and go to the Radioio mobile site and initiate a stream or download the current “io2go” application onto their smart phone, select the appropriate account type, then select and stream the desired content. Currently, the application covers a broad range of devices including the Blackberry, iPhone, or any Windows Mobile-based smart phone.  Listening to this in your automobile is as easy as connecting to the mp3 port built into most cars today. New applications for all mobile smartphone platforms are currently in development with significantly improved functionality and an expected launch date of second quarter 2012.

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

Competition

Our competitors include terrestrial radio providers such as CBS and Clear Channel, satellite radio providers such as SiriusXM, online radio providers such as Pandora, iheartradio, Last.fm and Slacker Personal Radio, subscription online on-demand music providers such as RDIO and Rhapsody and recent U.S. market entrants like Spotify. Terrestrial radio providers offer their content for free, are well-established and accessible to listeners and offer content, such as news, comedy, sports, traffic, and weather that we currently do not. In addition, many terrestrial radio stations have begun broadcasting digital signals, which provide high quality audio transmission. Satellite radio providers offer extensive and oftentimes exclusive news, comedy, sports and talk content, national signal coverage, and long established automobile integration. Select online providers offer more extensive content libraries and can be accessed internationally, while online on-demand services give listeners total control to choose their content.

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

We face significant competition for advertising dollars from terrestrial and, to a lesser extent, satellite radio providers. As many of the advertisers we target have traditionally advertised on terrestrial radio and have less experience with internet radio providers, they may be reluctant to spend for advertising on traditional computers, mobile or other connected device platforms. In addition, terrestrial radio providers, as well as other traditional media companies in television and print, such as broadcast television networks such as ABC, CBS, FOX and NBC, cable television channel providers, national newspapers such as the New York Times and the Wall Street Journal and some regional newspapers, enjoy a number of competitive advantages over us in attracting advertisers, including large established audiences, longer operating histories, greater brand recognition and a growing presence on the internet.

Government Regulation

Traditional radio stations are heavily regulated by the U.S. Federal Communications Commission (“FCC”). These same regulations do not currently apply to internet radio for a variety of reasons including the non-use of regulated air waves and circumstances unique to the internet. While the Company does not anticipate stringent regulation by the FCC, there are no assurances that the FCC or an equivalent governmental agency will not install stringent regulations on internet radio. Initiatives such as SOPA (Stop Online Piracy Act HR 3261), which was not passed by congress, that seek proposed regulations that many believe would make censorship of the internet by our government possible, if re-proposed and passed, could in managements opinion have a significant negative impact of the Company's future business.

Environmental Matters

The Company has not been impacted financially or operationally by environmental laws.

Employees

The Company relies upon a number of consultants, other advisors and outsourced relationships.  The Company currently has no direct employees.

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

The following cautionary discussion is provided of risks, uncertainties and possible inaccurate assumptions relevant to the Company’s business and products. These are among the factors that may cause the actual results of the Company to differ materially from expected results. Other risks besides those listed here could also adversely affect the Company.

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

Internet radio is an emerging market and our current business and future prospects are difficult to evaluate. The market for internet radio has undergone rapid and dramatic changes in its relatively short history and is subject to significant challenges. As a result, the future revenue and income potential of our business is uncertain. You should consider our business and prospects in light of the risks and difficulties we encounter in this new and rapidly evolving market, which risks and difficulties include, among others:

·	our relatively new, evolving and unproven business model;
·	our ability to retain our current listenership, build our listener base and increase listener hours;
·	our ability to effectively monetize listener hours, particularly with respect to listener hours on mobile devices;
·	our ability to attract new advertisers, retain existing advertisers and prove to advertisers that our advertising platform is effective enough to justify a pricing structure that is profitable for us;
·	our ability to maintain relationships with makers of mobile devices, consumer electronic products and automobiles; and
·	our operation under an evolving music industry licensing structure that may change or cease to exist, which in turn may result in a significant increase in our operating expenses.

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

Since inception through December 31, 2011, we have incurred aggregate losses of approximately $65 million. While the Company had a small amount of net income for the year ended December 31, 2004, the net income was primarily attributable to one-time items in other income. There is no assurance that the Company will operate profitably or will generate positive cash flow in the future. The Company is continuing to develop its subscriber base and advertising revenues and it is anticipated that it will continue to incur significant losses for the foreseeable future as it carries on this process.  In addition, the Company’s operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

Investors could lose money on their investment because the Company is in the early stages of generating revenues.  Unless the Company can generate significant revenues, it may not be able to operate its business and consequently investors could lose money on their investment.  The Company’s ability to generate revenues and ultimately to become profitable will depend upon several factors, including:

·	whether the Company can attract and retain enough subscribers to Radioio, Radioio Live, and ioBusinessMusic;
·	whether the Company can adequately control the costs of obtaining and retaining subscribers and programming;
·	whether the Company can compete successfully; and
·	whether the Company can obtain and retain sufficient advertising revenues and other sources of income from its operations.

Demand for our service may be insufficient for us to become profitable.

Internet radio is a relatively new service and consequently it is not possible to estimate whether consumer demand for this service will be sufficient to profitably operate.  Among other things, increased acceptance of Radioio’s offerings will be dependent upon enticing consumers to make the switch to internet radio, to provide consumers with the quality and variety of programming they desire, technological advances in the availability of bandwidth to maximize the quality of the listening experience to the ultimate consumer, and the Company’s marketing and pricing strategies and those used by its competitors.  If demand for the service provided by Radioio does not continue and increase as expected, the Company may not be able to operate profitably.

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

From inception we have derived a large percentage of our revenue from the sale of advertising and expect to continue to derive a substantial majority of our revenue from the sale of advertising in the future. Our ability to attract and retain advertisers, and ultimately to generate advertising revenue, depends on a number of factors, including:

·	increasing the number of listener hours;
·	keeping pace with changes in technology and our competitors;
·	competing effectively for advertising dollars from other online marketing and media companies;
·	penetrating the market for local radio advertising;
·
continuing to develop and diversify our advertisement platform, which currently includes delivery of display, audio and video advertising products through multiple delivery channels, including traditional computers, mobile and other connected devices, including automobiles; and

·	coping with ad blocking technologies that have been developed and are likely to continue to be developed that can block the display of our ads.

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

Our number of listener hours on mobile devices has surpassed listener hours on traditional computers and we expect that this trend will continue and is likely to accelerate. The market for advertising on mobile devices is immature and the percentage of the advertising market allocated to advertising on mobile devices is lower than online advertising. Our cost of content acquisition is calculated on the same basis whether a listening hour is consumed on a traditional computer or a mobile device. To date, we have not been able to generate revenue from advertising that targets our listeners who use mobile devices as effectively as we have for our traditional computer listeners. We have aggressive plans to increase the number of listeners who use the Companies services on mobile devices, including our efforts to expand integration into automobiles, and we cannot assure you that we will be able to effectively monetize mobile listenership, or the time frame on which we may do so.

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

Our ability to increase the number of our listeners and listener hours will depend on effectively addressing a number of challenges and we may fail to do so. Some of these challenges include:

·	providing listeners with a consistent high quality, user-friendly and personalized experience;
·	continuing to build our catalog of music content that our listeners enjoy;
·	continuing to innovate and keep pace with changes in technology and our competitors; and
·
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

Our competitors include terrestrial radio providers such as CBS and Clear Channel, satellite radio providers such as Sirius/XM, online radio providers such as Pandora, iheartradio, Last.fm and Slacker Personal Radio, subscription online on-demand music providers such as RDIO and Rhapsody and potential U.S. market entrants like Spotify. Terrestrial radio providers offer their content for free, are well-established and are accessible to listeners and offer content, such as news, comedy, sports, traffic, weather and talk, which we currently do not. In addition, many terrestrial radio stations have begun broadcasting digital signals, which provide high quality audio transmission. Satellite radio providers offer extensive and oftentimes exclusive news, comedy, sports and talk content, national signal coverage, and long established automobile integration. Select online providers offer more extensive content libraries and can be accessed internationally, while online on-demand services give listeners total control to choose their content.

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

We also compete for listeners on the basis of our presence and visibility as compared with other businesses and software that deliver audio and other content through the internet, mobile devices and consumer products. We face significant competition for listeners from companies promoting their own digital music and content online or through application stores, including several large, well-funded and seasoned participants in the digital media market. Search engines, such as Google, and mobile device application stores, such as the iTunes Store, rank responses to search queries based on the popularity of a website or mobile application, as well as other factors that are outside of our control. Additionally, mobile device application stores often offer users the ability to browse applications by various criteria, such as the number of downloads in a given time period, the length of time since a mobile app was released or updated, or the category in which the application is placed. The websites and mobile applications of our competitors may rank higher than our website and our app’s may be difficult to locate in mobile device application stores, which could draw potential listeners away from our service and toward those of our competitors. In addition, our competitors’ products may be pre-loaded into consumer electronics products or automobiles, creating an initial visibility advantage. If we are unable to compete successfully for listeners against other digital media providers by maintaining and increasing our presence and visibility online, in application stores and in consumer electronics products and automobiles, our listener hours may fail to increase as expected or decline and our advertising sales will suffer.

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

We rely on systems housed in our own facilities and upon third-party vendors, including bandwidth providers and data center facilities located in Chicago, Illinois, to enable listeners to receive our content in a dependable, timely, and efficient manner. We have experienced and expect to continue to experience periodic service interruptions and delays involving our own systems and those of our third-party vendors. We do not currently maintain a live fail-over capability that would allow us to switch our streaming operations from one facility to another in the event of a service outage. Both our own facilities and those of our third-party vendors are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They also are subject to break-ins, sabotage, intentional acts of vandalism, the failure of physical, administrative, and technical security measures, terrorist acts, natural disasters, human error, the financial insolvency of our third-party vendors and other unanticipated problems or events. The occurrence of any of these events could result in interruptions in our service and to unauthorized access to, or alteration of, the content and data contained on our systems and that these third-party vendors store and deliver on our behalf.

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

Our revenue and operating results could vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside our control. As a result, comparing our operating results on a period to period basis may not be meaningful. In addition to other risk factors discussed in this “Risk Factors” section, factors that may contribute to the variability of our quarterly and annual results include:

·	our ability to retain our current listenership, build our listener base and increase listener hours;
·	our ability to more effectively monetize mobile listener hours, particularly as the number of listener hours on mobile devices grow;
·	our ability to attract and retain existing advertisers and prove that our advertising products are effective enough to justify a pricing structure that is profitable for us;
·	our ability to effectively manage our growth;
·	our ability to continue to operate under the statutory licenses set forth in the Copyright Act;
·	our ability to enjoy the benefit of rates negotiated below those established by the CRB in 2007;
·	the effects of increased competition in our business;
·	our ability to keep pace with changes in technology and our competitors;
·	interruptions in service, whether or not we are responsible for such interruptions, and any related impact on our reputation;
·	costs associated with defending any litigation, including intellectual property infringement litigation;
·	our ability to pursue, and the timing of, entry into new geographic or content markets and, if pursued, our management of this expansion;
·	the impact of general economic conditions on our revenue and expenses; and
·	changes in government regulation affecting our business.

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

We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols imposed by law, regulation, self-regulatory bodies, industry standards and contractual obligations. Increased regulation of data utilization and distribution practices, including self-regulation and industry standards could require us to modify our operations and incur significant expenses, which could have an adverse effect on our business, financial condition and results of operations.

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

Internet radio is a relatively new development and an area that has experienced dramatic technological change over the recent past.  Future development of Internet radio technologies, or of technologies involving competing services, could make Radioio obsolete.

The market price of the Company’s common stock could be subject to substantial price and volume fluctuations.

The Company’s common stock is thinly traded and does not have a significant market.  Unusually high demand to either buy or sell the Company’s common stock could cause substantial fluctuations in its price.  In addition, the issuance of additional equity to raise funds or convert debt could result in a significant dilution of the current shareholders and adversely affect the value of their investment.

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

Continued Control by Current Officers and Directors

The present officer and directors control approximately 22% of the outstanding shares of Common Stock, and are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of the Company, the appointment of officers, and the determination of officer’s salaries. Shareholders have no cumulative voting rights.

Limited Market Due To Penny Stock

The Company’s common stock is a “penny stock.” The Securities and Exchange Commission has adopted a number of rules to regulate penny stocks. These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and Exchange Act of 1934, as amended. Because our securities probably constitute penny stock within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all. Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.

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

The Company leases 2,500 square feet of office space at 5025 West Lemon Street, Tampa, Florida and space and resources from DigiQuest Technologies, Inc. in 5050 West Lemon Street, Tampa Florida.  Both buildings and the majority interest in DigiQuest Technologies, Inc. are owned by Thomas Bean, a significant shareholder and CEO of the Company. Our current space is suitable for our current operations.

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

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity and Related Stockholder Matters

The Company’s Common Stock trades on the “Pink Sheets Electronic OTC Markets” under the Symbol “IWDM”

The following table sets forth the range of high and low sales prices on the  over the counter market for the Common Stock during the two previous years. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low
Year ended December 31, 2010
1st Quarter	.02	.006
2nd Quarter	.07	.01
3rd Quarter	.20	.05
4th Quarter	.25	.06

Year ended December 31, 2011
1st Quarter	.68	.11
2nd Quarter	.31	.10
3rd Quarter	.13	.07
4th Quarter	.10	.04

On March 29, 2012, the closing bid quote for the Common Shares was $.07 per share. As of October 4, 2011, there were 2,962 holders of record of Common Shares. Continental Stock Transfer & Trust Company, 17 Battery Place, New York, NY 10004 is the transfer agent for the Company’s common shares.

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

Recent Sales of Unregistered Securities

None

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

Results of Operations

The following table presents the percentage of period-over-period dollar change for the line selected items in the Company’s Consolidated Statements of Operations for the years ended December 31, 2011 and 2010.  These comparisons of financial results are not necessarily indicative of future results.

	Years ended December 31
	2011	2010	% Change
Sales	$1,644,619	$841,120	95.5%

Cost of goods sold	773,289	430,824	79.5%

Gross profit	871,330	410,296	112.4%

Operating expenses:

Selling and general and administrative	1,738,691	1,194,150	45.6%
Depreciation and amortization	81,396	109,830	(25.9)%

Total expenses	1,820,087	1,303,980	39.6%

Net operating income	(948,757)	(893,684)	6.2%

Interest expense	(5,895)	(27,147)	(78.3)%

Net income (loss) before income taxes	(954,652)	(920,831)	3.7%

Revenue

Revenue for the Radioio subsidiary consists primarily of subscription and advertising fee revenue.  The ioBusinessMusic subsidiary revenue is derived from subscriptions.  Radioio Live revenue consists of subscription and advertising fee revenue.  Revenue increased by $803,499, or 95.5%, in fiscal year 2011 to $1,644,619 compared to $841,120 for fiscal year 2010.  ioBusinessMusic continued to sell new clients, which resulted in the continued growth of subscribers and increased subscription service revenue by $190,564, or 28.4%.  Radioio subscription revenue decreased $58,743, or 51.9% in 2011 compared to 2010, while advertising revenue increased $72,762, or 162.4% in 2011 compared to 2010.  There were no changes to the operating programs of Radioio, with the decrease in subscription revenue attributable to the economic conditions of consumers, and the fact that an internet radio subscription is a discretionary item, along with a change in the subscription tracking program.  Management will be focusing efforts in 2012 on attempting to contact former subscribers to renew their expired subscriptions.  The increase in advertising revenue was due to utilizing the services of a third party to sell, track and remit revenue from banner ads.  Radioio Live launched in early January, 2011.  Programming was provided at no cost for the first quarter of 2011, while beginning the subscription recruiting drive.  The three year Early Enlister program generated over $840,000 in prepaid subscriptions on its own.  The revenue from the Early Enlisters is being recognized pro-ratably over the three year period from April 1, 2011 to March 31, 2014.  The subscriptions collected in advance are recorded as Deferred Revenue with the portion to be earned over the upcoming year classified as a current liability and the portion to be earned after December 31, 2012 classified as a long term liability.  The Radioio Live subsidiary of the Company recognized $208,215 in revenue from the Early Enlistment program in 2011 with a total of $448,693 in subscriber revenue recognized for the year.  In addition Radioio Live generated $154,700 of advertising revenue.

Cost of Sales

The Company incurred $773,289 and $430,824 in cost of sales attributable to the services performed through ioWorldMedia and its Subsidiaries for 2011 and 2010, respectively.  Cost of sales for 2011 increased by $342,465, or 79.5% as compared to fiscal year 2010.  Cost of sales for all years includes credit card fees incurred in connection with the use of credit cards by customers for payment of their subscriptions.  The result of the decrease in subscription income for Radioio resulted in credit card fees decreasing $5,023, or 47.3 % in 2011 compared to 2010.   The ioBusinessMusic subsidiary direct fees to a third party to administer the subscription program and the cost of content for 2011 increased $120,022, or 28.5% over 2010.  Radioio Live cost of sales is comprised of contractual obligations paid to on air talent and content providers, $162,129, and commissions paid on advertising programs to third parties of $23,090, along with credit card fees of $41,312.

Gross Profit

Gross profit was $871,331 and $410,296 for the years ended December 31, 2011 and 2010 respectively, an increase of $461,034 or 112.4%.  This increase resulted from the $376,862 in gross profit generated by Radioio Live along with the increase of $70,893 from ioBusinessMusic and $19,593 from Radioio.

Selling and general and administrative

The Company had consistent activities as a provider of Internet radio content during 2005 through 2011, which resulted in selling and general and administrative expenses attributable to this operation.  The Company is in the process of developing and expanding the Internet radio operation.  This process requires the addition of listeners and increasing the variety of content, and the primary costs to deliver the content is the music programmers, internet hosting, and related expenses.  This process also requires securing other sources of revenue such as advertisers, for which the Company predominantly utilizes the services of third parties in exchange for a commission.

For the years ended December 31, 2011 and 2010, the Company incurred selling and general and administrative expenses of $1,738,691 and $1,194,150, respectively, an increase of $544,541, or 45.6%.  The launch of Radioio Live increased expenses by $178,392, of which $104,266 was for internet hosting and $58,865 for production costs.  Professional fees, which include legal, accounting, consulting and music programmer expenses, increased $253,136 in 2011 compared to 2010. The cost of music programming and support for the website increased $16,000 in the ioBusinessMusic subsidiary and $15,600 in the Radioio subsidiary in 2011.  The professional fees and expenses related to regulatory compliance, investor relations and raising capital increased $221,536, as the Company filed the 2010 Form 10-K encompassing years ended December 31, 2005 through 2010, and incurred expenses related to hiring an investor relations firm to assist with raising capital. In 2011 the Company recognized a loss of $90,000 in directors’ fees for the restricted common shares issued to the then Directors for their years of services without compensation.

Depreciation and amortization

The Company incurred amortization costs during the first six years of operations for the expensing of the Intellectual Property Intangible Asset. The Company incurs depreciation expense from long lived assets purchased.

For the years ended December 31, 2011 and 2010, the Company incurred $81,396 for depreciation and amortization expense, a $28,434, or 25.9% decrease from the $109,830 reported for the year ended December 31, 2010.  This decrease is primarily the result of the Intellectual Property Asset being fully amortized in 2010 when $37,195 of amortization was recorded compared to none during the year ended December 31, 2011, partially offset by depreciation on capital expenditures in 2011.

Interest expense

In 2007, the Company purchased computer equipment, on a capital lease basis, to support its business expansion, which resulted in the Company recording interest expense incurred in connection with the capital lease.  The Company also incurred interest expense in connection with convertible debt issued to two related party shareholders.  In April 2011, the debt was converted to equity and the capital lease was paid in full on March 31, 2011. The result of the Company not having any interest bearing debt obligations for the last three fiscal quarters of 2011 was a $21,252 or 78.3% decrease in interest expense compared to 2010.

Income tax provision

The Company has an income tax net operating loss carry forward (“NOL”) of approximately $45 million, which expires between 2011 and 2026. Section 382 of the Internal Revenue Code (“the Code”) provides limitations on a taxpayer’s ability to offset future taxable income after experiencing an ownership change as defined in the Code and Income Tax Regulations.  It appears that the Company may have experienced an ownership change in connection with the Contribution Agreement entered into during 2005.  Accordingly, it is likely that the Company is limited in its ability to use approximately $39.5 million of its NOL carry forward to offset future taxable income.  The exact amount of this limitation has not yet been determined.  Due to the uncertainty of ultimately realizing a benefit from this NOL, a valuation allowance equal to 100% of this tax benefit has been recorded.

Net income (loss)

As a result of ramping up its operations as an Internet radio provider, the Company realized a net loss of $954,652 and $920,831 for the years ended December 31, 2011 and 2010, respectively.  See previous comments for explanation of the fluctuation in net losses.

Liquidity and capital resources

We have generated operating losses and negative cash flow from operations since inception in November, 2005. We incurred net losses of $954,652 and $920,831 for the years ended December 31, 2011 and 2010, and we may continue to experience net operating losses. Historically, we have relied upon outside investor funds to maintain our operations and develop our business. We anticipate raising additional capital within the next twelve months from investors for working capital and business expansion needs.  We can provide no assurance that additional investor funds will be available on terms acceptable to us. If we are unable to obtain additional financing to meet our working capital requirements, we may have to curtail our business operations.  Also, refer to the Going Concern paragraph in the Report of Independent Registered Public Accounting Firm for further explanation.

At December 31, 2011, we had negative working capital of $1,129,149, as compared to $6,770,306 at December 31, 2010. The significant working capital deficit at December 31, 2010 is due to the reclassification of related party debt in 2010 from long term classification to a current liability classification.  The working capital increase is primarily the result of converting related party debt to equity in April, 2011, as discussed further in Notes 5, 11 and 13 of the Consolidated Financial Statements relating to Notes Payable-Related Party Shareholders, Stockholders’ Equity, and Related Party.  The working capital increase at December 31, 2011 was partially offset by the recognition of $321,035 of deferred revenue from prepaid listener subscriptions, as more fully described in the Revenue section previously.

During the twelve months ended December 31, 2011 we experienced negative cash flow from operations of $87,258, as compared to $635,804 in 2010. The decrease in cash flows used for operating activities in 2011 is primarily attributable to an increase in accounts payable ($49,926) after the effect of the related party debt conversion, an increase in deferred revenue ($666,495), an increase in expenses settled by issuance of common stock ($130,350), offset by the $28,434 decrease in depreciation and amortization expenses, an increase in accounts receivable ($31,723), an increase in accrued revenue ($9,570), an increase in prepaid expenses ($94,237), and an increase in advance payments on contractual obligations ($101,486).  The increase in prepaid expenses and advance payments on contractual obligations is the result of the launch of Radioio Live and the payments made to talent and content providers that are recognized as expenses pro-rata in the same manner as subscription revenue in order to properly match expense to revenue.

The Company purchased $108,408 of capital assets, a use of cash from investing activities, in order to launch Radioio Live and continue to improve and expand the Company’s ability to utilize the most recent technological advances.  The Company did not purchase or sell any capital assets during the years ended December 31, 2010.

Net cash provided by financing activities in 2011 was $207,928, compared to $632,776 in 2010, primarily the result of the reduction in cash used by operating activities not requiring the need for funding from financing sources.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.	Financial Statements and Supplementary Data.

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AT
DECEMBER 31, 2011

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
ioWorldMedia, Incorporated

I have audited the accompanying balance sheets of ioWorldMedia, Incorporated (the Company) as of December 31, 2011, and 2010, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2011 and 2010.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  I was not engaged to perform an audit of its internal control over financial reporting.  My audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ioWorldMedia, Incorporated as of December 31, 2011, and 2010 and the results of its operations and cash flows for the years ended December 31, 2011, and 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the company has suffered recurring losses from operations and negative cash flows from operations the past two years.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Patrick Rodgers, CPA, PA
Patrick Rodgers, CPA, PA
Altamonte Springs, FL
April 11, 2012

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Balance Sheets
For the Years Ended December 31, 2011 and 2010

	December 31,

	2011	2010

ASSETS

Current assets

Cash	$14,319	$2,057
Accounts receivable	25,454
Prepaid expense	129,974	1,500
Accrued revenue	45,368	17,899

Total current assets	215,115	21,456

Property and equipment, net of accumulated depreciation	115,978	88,966

Other assets
Goodwill	1,204,000
Commissions paid in advance	134,819
Security deposit		1,046

Total other assets	1,338,819	1,046

Total assets	$1,669,912	$111,468

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Note payable related party shareholders	$-	$5,403,794
Advances from related parties	12,000
Note payable	400,000	400,000
Current portion of capital lease payable		4,072
Accounts payable and accrued expenses	611,229	983,896
Deferred Revenue	321,035

Total current liabilities	1,344,264	6,791,762

Notes payable related party shareholders
Capital lease payable, net of current portion
Deferred Revenue	345,460

Total liabilities	1,689,724	6,791,762

Preferred stock, $.001 par value, 5,000,000 shares authorized, 3,025,000 and 25,000 shares
Issued, 3,000,000 and zero shares outstanding at December 31, 2011 and 2010, respectively	3,025	25
Additional paid-in capital	5,769,279

Total preferred stock	5,772,304	25

Stockholders' equity

Common stock, $.001 par value; 250,000,000 shares
authorized, 163,447,479 and 108,702,874 and shares issued and
outstanding at December 31, 2011 and 2010, respectively	163,548	108,803
Additional paid-in capital	58,722,274	56,934,164
Treasury stock, 25,000 shares of preferred, at cost	(25,931)	(25,931)
Accumulated deficit	(64,652,007)	(63,697,355)

Total stockholders' equity	(5,792,116)	(6,680,319)

Total liabilities and stockholders' equity	$1,669,912	$111,468

.See notes to consolidated financial statements.

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Statements of Operations
For the Years Ended December 31, 2011 and 2010

	Years Ended December 31,
	2011	2010

Sales	$1,644,619	$841,120

Cost of goods sold	773,289	430,824

Gross profit	871,330	410,296

Operating expenses:

Selling and general and administrative	1,738,691	1,194,150
Depreciation and amortization	81,396	109,830

Total expenses	1,820,087	1,303,980

Net operating income	(948,757)	(893,684)

Other income (expense)

Interest expense	(5,895)	(27,147)

Total other income (expense)	(5,895)	(27,147)

Net income (loss) before income taxes	(954,652)	(920,831)

Provision for income taxes	-	-

Net income (loss)	$(954,652)	$(920,831)

Net loss per weighted share,
basic and fully diluted	$(0.0073)	$(0.0094)

Weighted average number of common
shares outstanding, basic and fully diluted	131,657,998	97,830,374

See notes to consolidated financial statements.

			Additional
	Common Stock		Paid-in	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total

Balance, December 31, 2009	86,957,874	$87,058	$56,738,459	$(25,931)	$(62,776,524)	$(5,976,938)

Common shares issued for services	2,000,000	2,000	18,000			20,000

Common shares issued in settlement
of debt obligations	19,745,000	19,745	177,705			197,450

Net loss					(920,831)	(920,831)

Balance, December 31, 2010	108,702,874	108,803	56,934,164	(25,931)	(63,697,355)	(6,680,319)

Common shares issued for cash	1,000,000	1,000	199,000			200,000

Common shares issued for debt conversion	1,942,905	1,943	219,895			221,838

Restricted common shares issued
for services	2,420,000	2,420	21,780			24,200

Restricted common shares issued for Directors’ fees	9,000,000	9,000	81,000			90,000

Restricted common shares issued as part of Talent Contract	10,000,000	10,000	90,000			100,000

Restricted common shares issued to Early Enlister subscribers	281,700	282	2,535			2,817
Common Shares issued in share exchange to Up Your Ratings, Inc.	30,100,000	30,100	1,173,900			1,204,000
Net loss					(954,652)	(954,652)

Balance, December 31, 2011	163,447,479	$163,548	$58,722,274	$(25,931)	$(64,652,007)	$(5,792,116)

See notes to consolidated financial statements.

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Statements of Cash Flows
For the Years Ended December 31, 2011 and 2010

	Years Ended December 31,
	2011	2010

Cash flows from operations
Net income (loss)	$(954,652)	$(920,831)

Adjustment to reconcile net loss to net cash:
Depreciation and amortization	81,396	109,830
Expenses settled by issuance of common stock	150,350	20,000
	-	-
Changes in operating assets and liabilities:	-	-
	-	-
Accounts receivable	(25,454)	6,269
Deposits	1,046	-
Accounts payable and accrued expenses	217,656	167,730
Accrued revenue	(27,469)	(17,899)
Prepaid expenses	(95,140)	(903)
Advance payments on contractual obligations	(101,486)
Deferred revenue	666,495
Net cash provided by (used for) operating activities	(87,258)	(635,804)

Cash flows from investing activities

Asset acquisition, net of debt assumed and deferred taxes	-	-
Capital expenditures	(108,408)	-
Proceeds from sale of assets	-	-

Net cash used for investing activities	(108,408)	-

Cash flows from financing activities

Issuance of common stock	200,000	-
Due to related party shareholders	-	596,876
Advances from officer	12,000	-
Proceeds from long-term borrowing	-	80,000
Payments on capital lease obligation	(4,072)	(44,100)
Net cash provided by financing activities	207,928	632,776

Net increase (decrease) in cash	12,262	(3,028)
Cash, beginning of period	2,057	5,085

Cash, end of period	$14,319	$2,057

Supplemental disclosures:

Cash paid during the year for:

Interest	$113	$27,147

Noncash financing activities:

Common stock issued In settlement of debt obligation	$221,838	$197,450

Common stock issued in exchange for stock of Up Your Ratings, Inc.	$1,204,000	-

Common stock issued for services	$150,350	$20,000

 See notes to consolidated financial statements.

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
 Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011, and 2010

1.	Nature of operations

PowerCerv Corporation was incorporated in Florida in January 1995 as a holding company. The Company’s Articles of Incorporation were amended in  January of 2006 to change its name to IOWORLDMEDIA, INCORPORATED.  Unless otherwise specified, references herein to “ioWorldMedia” and “the Company” mean IO World Media, Inc. and any subsidiaries and controlled limited liability companies.

On December 1, 2002, the Company completed the sale of substantially all of its operating assets to PCV Acquisition Inc., a subsidiary of ASA International, Ltd., a holding company of Vertical Enterprise Software Solutions based in Framingham, Massachusetts (collectively referred to as “ASA”).

During 2003 and 2004, there were no significant operations.

On December 30, 2003, the Company entered into a management and finance agreement with WhiteKnight SST (“WhiteKnight”), a related party, to develop and implement a business plan for the Company. Pursuant to this agreement, WhiteKnight agreed to infuse $250,000 into the Company.  In exchange, WhiteKnight was able to elect to receive up to a 50 percent equity interest in the Company through the conversion of the $250,000 debt to Common Stock of the Company. WhiteKnight exercised this conversion right prior to the completion of the Search Play purchase.

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

In January 2006 the Company officially changed its name to IOWORLDMEDIA, INCORPORATED.

The Company is engaged in providing media content delivery via the Internet to listeners around the world.  It operates three main subsidiaries; Radioio, ioBusinessMusic and RadioioLive.

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011, and 2010

2.	Liquidity

During the year ended December 31, 2011, and 2010, the Company incurred net losses of approximately $955,000 and $921,000 respectively, while cash used by operations was approximately $87,000 and $636,000 respectively. The Company has not attained a level of revenues sufficient to support recurring expenses.

3.	Summary of significant accounting policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Radioio, Searchplay, ioBusinessMusic (formerly io4business) and Radioio Live.   All intercompany balances and transactions have been eliminated in consolidation.

These financial statements were approved by management and available for issuance on March 21, 2012.  Subsequent events have been evaluated through this date.

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

Accounts Receivable and accrued revenue

Accounts receivable are based on non-listener subscription income items, advertising revenues, directly invoiced by the Company.  The accrued revenue represents estimates of ad revenue, based on ad runs, expected collections on those runs and reports of expected amounts to be paid by third parties placing ads.  Any allowance for doubtful accounts is the Company’s best estimate of the amount of probable losses to the Company’s existing accounts receivable.  No allowance for doubtful accounts was recorded for the years ended December 31, 2011, and 2010.

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011, and 2010

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

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  There were no impairment charges for the years ended December 31, 2011 and 2010, respectively.

Revenue recognition

The Company derives revenue primarily from premium listener subscription plans and from advertising.  The Company offers a number of subscription plans on a monthly and annual basis.  Revenue from subscribers is recognized on a monthly pro-rata basis over the life of the subscription beginning January 1, 2011 effective with the launch of Radioio Live and the material level of annual and multi-year subscriptions sold.  The subscriptions collected in advance are recorded as Deferred Revenue with the portion to be earned over the upcoming year classified as a current liability and the portion to be earned after December 31, 2012 classified as a long term liability. Prior to January 1, 2011 subscription revenue was recognized as received from subscribers.

Advertising revenue is recognized in the period in which the advertisement is broadcast or run on the Company’s website.

Income Taxes

The Company files a consolidated income tax return with its subsidiaries.  The Company accounts for income taxes in accordance with FASB ASC Topic 740 “Income Taxes”, which requires accounting for deferred income taxes under the asset and liability method.  Deferred income tax asset and liabilities are computed for the difference between the financial statement and tax bases

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

3.	Summary of significant accounting policies (continued)

Income Taxes (continued)

of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

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
For the Years Ended December 31, 2011 and 2010

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

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at D ecember 31, 2011 and 2010.

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period.  The calculation of diluted net loss per share excludes the conversion of any convertible debt obligations into common or preferred stock as of December 31, 2011 and 2010, respectively, since the effect of conversion is anti-dilutive.

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

3.	Summary of significant accounting policies (continued)

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  No stock-based compensation expense under FASB ASC 718 was recorded during the years ended December 31, 2011 and 2010.

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

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
For the Years Ended December 31, 2011 and 2010

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

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year.  At December 31, 2011 and 2010, respectively the Company had no investments classified as securities owned on the consolidated balance sheets.

Certificate of Deposits

The fair values of the bank certificate of deposits are based on the face value of the certificate of deposits.

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

3.	Summary of significant accounting policies (continued)

Recently Adopted Accounting Pronouncements

On June 16, 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income (Topic 220),” which requires companies to report total net income, each component of comprehensive income, and total comprehensive income on the face of the income statement, or as two consecutive statements. The components of comprehensive income will not be changed, nor does the ASU affect how earnings per share is calculated or reported. These amendments will be reported retrospectively upon adoption. The adoption of the ASU will be required for the Company’s March 31, 2012 Form 10-Q filing, and is not expected to have a material impact on the Company.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update which works to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. The update both clarifies the FASB’s intent about the application of existing fair value guidance, and also changes certain principles regarding measurement and disclosure.  The update is effective prospectively and is effective for annual periods beginning after December 15, 2011. Early application is permitted for interim periods beginning after December 15, 2011. The Company is currently evaluating the effect the update will have on its financial statements.

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

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

3.	Summary of significant accounting policies (continued)

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  Management believes the Company is not exposed to any significant credit risk related to cash and cash equivalents.

Going Concern

The accompanying financial statements have been prepared assuming that the company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  Currently, the Company has a minimum cash balance available for the payment of ongoing operating expenses, and its operations is not providing a source of funds from revenues sufficient to cover its operational costs to allow it to continue as a going concern.  Management plans to fund continued operations of the Company by generating profits from operations and raising sufficient capital through placement of its common stock or issuance of debt securities.

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

4.	Property and equipment

Property and equipment consisted of the following at December 31:

	December 31,
	2011	2010

Capitalized leases	$248,077	$248,077
Equipment and Software	223,507	115,098

	471,584	363,175
Less: accumulated depreciation	(355,606)	(274,209)

	$115,978	$88,966

Depreciation expense was $81,396 and $72,635 for the years ended December 31, 2011 and 2010, respectively.

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

5.	Notes Payable—Related Party Shareholders

	2011		2010

Note payable--shareholder, unsecured,
non-interest bearing, and due on demand.	$		$80,000

Note payable--shareholder, unsecured,
non-interest bearing, and due on demand.			1,853,271

Note payable--shareholder, unsecured,
non-interest bearing, and due on demand.			1,519,497

Note payable--shareholder, unsecured,
non-interest bearing, and due on demand.			1,425,107

Unsecured convertible promissory note
payable to shareholder, interest rate
at 5% per annum, due June 5, 2013;
note converted into preferred stock
on April 5, 2011.			306,738

Unsecured convertible promissory note,
interest rate at 5% per annum, due
June 5, 2013; note converted into common
stock on April 5, 2011.			219,181

			5,403,794
Less: current portion			(5,403,794)

		$-	$-

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011, and 2010

6.	Notes Payable

At various dates during the years 2010 and 2009, an individual investor advanced the Company funds, aggregating to a total of $400,000 at December 31, 2011 and 2010, respectively.  The advances are non-interest bearing and due on demand.  There were no advances prior to 2009.

7.	Intellectual Property

In November 2005, the Company acquired Search Play, LLC, a provider of internet based radio entertainment, in a transaction accounted for as a business combination.  Part of the purchase price was allocated to intellectual property, as summarized in the table that follows:

	December 31,
Description	2011	2010

Patents pending and developed technology	$758,922	$758,922

Trademarks and other	189,072	189,072

Total	947,994	947,994

Less: accumulated amortization	(947,994)	(947,994)

Unamortized intellectual property	$-	$-

8.	Income Taxes

At December 31, 2011, the Company had approximately $45.0 million of net operating losses (“NOL”) carry-forwards for federal and state income purposes.  These losses are available for future years and expire through 2026.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.  The Company is not currently involved in any tax audits with the State of Florida or the Internal Revenue Service.  The Company is delinquent in its income tax filings beginning with the 2005 tax year.  There are not considered to be any material penalties for those delinquent periods as the company has only incurred losses in the returns that are to be filed.

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

8.	Income Taxes (continued)

The deferred tax asset is summarized as follows:

	December 31,
	2011	2010
Deferred tax asset:

Net operating loss carry forwards	$18,000,000	$18,400,000

Deferred tax asset	18,000,000	18,400,000

Less: Valuation allowance	(18,000,000)	(18,400,000)

Net deferred tax asset	$-	$-

A reconciliation of income tax expense computed at the U.S. federal, state, and local statutory rates and the Company’s effective tax rate is as follows:

	December 31,
	2011		2010

Statutory federal income tax expense	(34	) %	(34	) %

State and local income tax	(4)		(4)

(net of federal benefits)

Valuation allowance	38		38

	-%		-%

The Company has taken a 100% valuation allowance against the deferred tax asset attributable to the NOL carry forwards of $18.0 million and $18.4 million at December 31, 2011 and 2010, respectively, due to the uncertainty of realizing the future tax benefits.  The decrease in valuation allowance of $400,000 is primarily attributable to the expiration of net operating losses from earlier years, partially offset by the net loss reported by the Company for the year ended December 31, 2011.

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

9.	Common Stock

The Company is authorized to issue 250 million shares of common stock with a par value of $.001. At December 31, 2011 and 2010, 163,447,479 and 108,702,874 shares were outstanding, respectively.

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

As of December 31, 2011, 3,025,000 preferred shares were issued, 3,000,000 of which were outstanding, and 25,000 were in Treasury, and, as of December 31, 2010, 25,000 preferred shares were issued and none were outstanding, as the issued shares were held in Treasury.

If the preferred shares were to be converted as of December 31, 2011 in the event of a change of control or an equity raise, as described in item 1 above, the holders of the preferred shares would be entitled to $9,540,000, or 276,923,077 shares of Common Stock, or some combination thereof.  The Company would be obligated to issue an additional 50,349,650 common shares for a decrease of $0.01 in the fair value of one share of Common Stock.

If the preferred shares were to be converted as of December 31, 2011 at the Holders’ discretion, as described in item 2 above, the holders of the preferred shares would be entitled to 184,615,385 shares of Common Stock.  The Company would be obligated to issue an additional 33,566,434 common shares for a decrease of $0.01 in the fair value of one share of Common Stock.

The conversion rights of the preferred shares are not limited as to the number of common shares that could be exchanged depending upon the preceding Twenty (20) day average closing price of the Common Stock.

Dividends

The holders of the Preferred Stock are entitled to receive dividends at the discretion of the Company.

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

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

In April 2011, the Company issued 3,000,000 restricted common shares to each of the directors, Thomas Bean, John Stanton, and Alex Edwards, in lieu of any compensation, which would have been received during the previous five years of service through December 31, 2010;

In April 2011, the Company issued 2,420,000 restricted common shares for services provided by nine individuals since the inception of the Company.

In April 2011, the Company converted the balance due Zanett Opportunity Fund, Ltd, a related party shareholder, against the unsecured, 5% convertible promissory note, due June 5, 2013, into 1,942,905 shares of Common Stock.

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

12.	Capital Lease - Future Minimum Lease Payments

The Company leases certain computer equipment under an agreement that is classified as a capital lease. At December 31, 2011 computer equipment with a cost basis of $39,031 and accumulated depreciation of $29,273 was recorded under a capital lease.

The final payment was made on March 31, 2011; therefore, there is no minimum lease balance due at December 31, 2011.

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

13.	Related Party

At various dates during the years 2011 and 2008, a related party shareholder advanced the Company funds, aggregating to a total $110,178 and $80,000 at March 31, 2011 and December 31, 2010, respectively. The advances were non-interest bearing and due on demand.  The unsecured note obligation was converted into preferred stock on April 5, 2011.

At various dates during the years 2004 through 2011, a related party shareholder advanced the Company funds, aggregating to a total $1,903,271 and $1,853,271 at March 31, 2011 and December 31, 2010, respectively. The advances were non-interest bearing and due on demand.  The unsecured note obligation was converted into preferred stock on April 5, 2011.

At various dates during the years 2008 and 2007, a related party shareholder advanced the Company funds, aggregating to a total $1,519,496 at March 31, 2011 and December 31, 2010, respectively. The advances were non-interest bearing and due on demand.  The unsecured note obligation was converted into preferred stock on April 5, 2011.

At various dates during the years 2005 through 2011, a related party shareholder advanced the Company funds, aggregating to a total $1,440,107 and $1,425,107 at March 31, 2011 and December 31, 2010, respectively. The advances were non-interest bearing and due on demand.  The unsecured note obligation was converted into preferred stock on April 5, 2011.

On June 5, 2008, a related party shareholder loaned the Company $500,000, subsequently reduced to $250,000, which resulted from the sale of one half of the original note total to a third party.  The unsecured convertible promissory note bore interest at 5% per annum and was originally due June 5, 2013.  At March 31, 2011 and December 31, 2010, the balance due, including accrued interest, was $309,863 and $306,738, respectively.  The note obligation was converted to preferred stock on April 5, 2011.  In accordance with the convertible promissory note agreement all accrued interest amounts were forgiven upon conversion.

In May 2010, a third party, and related party shareholder, purchased one half of a note obligation from a related party shareholder in the amount of $250,000.  During 2010, a portion of the note obligation was converted to Common Stock.  The unsecured convertible promissory note bore interest at 5% and was originally due June 5, 2013. At March 31, 2011 and December 31, 2010, the balance due, including accrued interest, was $221,838 and $219,181, respectively.  The note obligation was converted to Common Stock on April 5, 2011.  In accordance with the convertible promissory note agreement all accrued interest amounts were forgiven upon conversion.

On December 16, 2011, a related party shareholder advanced the Company $12,000. The advance is non-interest bearing and due on demand.

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

14.	Restatement

The Company has restated its financial statements as of and at the quarter ended June 30, 2011, to reflect the correction of two equity transactions.  The first equity transaction was originally recorded as a contra-interest expense during the quarter ended June 30, 2011, when it should have been recorded as additional paid in capital from the forgiveness of accrued interest in the conversion of debt to equity by related parties in April, 2011.  The second equity transaction was for preferred stock originally recorded in Stockholders’ equity.  The terms and conditions of the preferred stock require that the preferred stock be recorded as Temporary Equity due to some of the conversion features for cash not being within total control and discretion of the Company.  The correction of these equity transactions resulted in an increase in net loss for the quarter ended June 30, 2011 of $69,151.  The Company’s summarized financial statements comparing the restated financial statements to those originally recorded are as follows:

	Consolidated Balance Sheet at June 30, 2011
	Original	Change	Restated
	(Unaudited)		(Unaudited)
ASSETS

Current assets
Cash	$420,051	$-	$420,051
Accounts receivable	29,802		29,802
Prepaid expense	140,415		140,415
Accrued revenue	31,306		31,306

Total current assets	621,574	-	621,574

Property and equipment, net of accumulated depreciation			63,548

Other assets

Advance payments for contractual obligations	197,658		197,658
Security deposit	-		-

Total other assets	197,658

Total assets	$882,780	$-	$882,780

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Note payable related party shareholders	$-	$-	$-
Note payable	400,000		400,000
Current portion of capital lease payable	-		0
Accounts payable and accrued expenses	507,836		507,836
Deferred revenue	334,457		334,457

Total current liabilities	1,242,293	-	1,242,293

Deferred revenue	488,442	-	488,442

Total liabilities	1,730,735	-	1,730,735

Temporary equity

Preferred stock, $.001 par value, 5,000,000 shares authorized,
3,025,000 shares issued and 3,000,000 outstanding at June 30, 2011	-	3,025	3,025
Additional paid-in capital	-	5,769,279	5,769,279
	-	5,772,304	5,772,304

Stockholders' equity

Common stock, $.001 par value; 250,000,000 authorized, 133,347,479 and 108,702,874 shares issued and outstanding at June 30, 2011
and December 31, 2010, respectively	133,448		133,448
Preferred stock, $.001 par value, 5,000,000 shares authorized,
3,025,000 shares issued and 3,000,000 outstanding at June 30, 2011	3,025	(3,025)	-
Additional paid-in capital	63,248,502	(5,700,128)	57,548,374
Treasury stock, 25,000 shares of preferred, at cost	(25,931)		(25,931)
Accumulated defcit	(64,206,999)	(69,151)	(64,276,150)

Total stockholders' equity	(847,955)	(5,772,304)	(6,620,259)

Total liabilities and stockholders' equity	$882,780	$(5,772,304)	$882,780

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

	Consolidated Statement of Operations			Consolidated Statement of Operations
	For the Three Months ended June 30, 2011			For the Six Months ended June 30, 2011

	Original	Change	Restated	Original	Change	Restated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$473,321	$-	$473,321	$766,472	$-	$766,472

Cost of sales	220,935		220,935	371,088		371,088

Gross profit	252,386	-	252,386	395,384	-	395,384

Operating expenses:

Selling and general and administrative	564,724		564,724	931,962		931,962
Depreciation and amortization	18,277		18,277	36,322		36,322

Total expenses	583,001	-	583,001	968,284	-	968,284

Net operating income	(330,615)	-	(330,615)	(572,900)	-	(572,900)

Other income (expense)

Interest income (expense)	69,151	(69,151)	-	63,256	(69,151)	(5,895)

Total other income (expense)	69,151	(69,151)	-	63,256	(69,151)	(5,895)

Net income (loss) before income taxes	(261,464)	(69,151)	(330,615)	(509,644)	(69,151)	(578,795)

Provision for income taxes	-	-	-	-	-	-

Net income (loss)	$(261,464)	$(69,151)	$(330,615)	$(509,644)	$(69,151)	$(578,795)

Net loss per weighted share,
basic and fully diluted	$(0.0020)	$-	$(0.0025)	$(0.0044)	$-	$(0.0050)

Weighted average number of common
shares outstanding, basic and fully diluted	132,298,669	-	132,298,669	115,936,119	-	115,936,119

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

	Consolidated Statement of Cash Flows
	For the six months ended June 30, 2011

	Original	Change	Restated
	(Unaudited)		(Unaudited)

Cash flows from operations
Net income (loss)	$(509,644)	$(69,151)	$(578,795)

Adjustment to reconcile net loss to net cash:
Depreciation and amortization	36,322		36,322
Expenses settled by issuance of common stock	128,128		128,128
Changes in operating assets and liabilities:
	-		-
Accounts receivable	(29,802)		(29,802)
Deposits	1,046		1,046
Accounts payable and accrued expenses	45,112	69,151	114,263
Accrued revenue	(13,407)		(13,407)
Prepaid expenses	(105,581)		(105,581)
Advance payments on contractual obligations	(142,103)		(142,103)
Deferred revenue	822,899		822,899

Net cash provided by (used for) operating activities	232,970	-	232,970

Cash flows from investing activities

Capital expenditures	(10,904)		(10,904)

Net cash provided by financing activities	(10,904)	-	(10,904)

Cash flows from financing activities

Issuance of common stock	200,000		200,000
Due to related party shareholders	-		-
Proceeds from long-term borrowing	-		-
Payments on capital lease obligation	(4,072)		(4,072)

Net cash provided by financing activities	195,928	-	195,928

Net increase (decrease) in cash	417,994	-	417,994
Cash, beginning of period	2,057		2,057

Cash, end of period	$420,051	$-	$420,051

Supplemental disclosures:

Cash paid during the year for:

Interest	$113	$-	$113

15.	Subsequent Events

The Company has analyzed its operations subsequent to December 31, 2011 through the date of the Audit Report and determined that there were no reportable subsequent events.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2011.

Based on that evaluation, the Company’s management concluded that, considering the existence of material weaknesses indentified, the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls.

Material Weaknesses Identified

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting:

•	There is a lack of sufficient accounting staff, which results in a lack of segregation of duties necessary for a good system of internal control;

•	There is an over-reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions;

•
The Company internally performed all aspects of our financial reporting process, but not limited to the underlying accounting records, recording journal entries and responsibility for the preparation of the financial statements.  Due to the fact that these duties were performed often times by the same personnel, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected;

•
The Company does not have a sufficient number of independent directors for our board and audit committee.  We currently have no independent director on the board, which is comprised of two directors, and we do not have an audit committee.

In light of the foregoing, once we have adequate resources, management plans to develop the following additional procedures to assist in addressing these material weaknesses:

•	Hire a qualified accounting staff to manage, review, and verify day-to-day accounting and the financial statements;

•	Create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel;

•	Recruit independent members to the board of directors;

•	Create an audit committee of the independent board members and implement procedures for its review of our disclosure controls and procedures.

We believe these actions will remediate the material weaknesses by focusing additional attention and resources in our internal accounting functions.  However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this evaluation, and the material weaknesses previously disclosed, we concluded that our internal control over financial reporting was not effective as of December 31, 2011.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting since the quarter ended September 30, 2011 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of a control system, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Auditor Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report.

Item 9B.	Other Information.

None.

 PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following are our officers and directors as of the date of this annual report.

Name	Age	Position

Thomas J. Bean	47	Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors

Bubba the Love Sponge Clem	45	Director

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director and executive officer, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Thomas J. Bean has been our chief executive officer, chief financial officer, and chairman since December 2007 and has spearheaded the transformation of the Company from a small non-scalable webcaster to its current market position with three revenue verticals which are now scalable and poised for growth. Mr. Bean has over a dozen years of audio broadcast experience through his management as the exclusive agent for Bubba the Love Sponge® Clem a nationally syndicated radio personality.  Mr. Clem and his show are heard on terrestrial radio around the country and was formally on Sirius/XM as part of Howard Stern’s channel offerings where he reached the distinction as the second most listened to channel on the entire satellite platform behind only Howard Stern himself.  Mr. Bean is an entrepreneur with significant experience in a multitude of different business’s including formerly holding a position as an operations executive for Domino’s Pizza, Inc.  In 1992, he exited corporate employment and started his entrepreneurial career by purchasing existing operating stores from both Domino’s Pizza Inc. corporate and other Domino’s Pizza franchisees.  He eventually became the largest Domino’s Pizza franchisee in Florida and the fifth largest in the nation while improving sales within his franchise organization over 400%.  Mr. Bean attended Cornell University in Ithaca New York.

Bubba the Love Sponge Clem® (born Todd Clem), is a native of Warsaw, Indiana who began his radio career in 1986 at WPFR in Terre Haute while he was in college. By age 25, he was doing morning hit radio in Chicago and also has broadcast or been syndicated in Grand Rapids, MI; Milwaukee, WI; Philadelphia, PA; Toledo, OH; San Diego, CA; Columbus, OH; Cincinnati, OH; San Antonio, TX; Tampa, FL; Orlando, FL; West Palm Beach, FL; Macon, GA; Wichita, KS; Shreveport, LA; Ft. Myers, FL; Jacksonville, FL, and Hartford, CT, for which he earned multiple awards from Billboard and Radio & Records, including four consecutive R&R DJ of the Year awards and six Billboard Rock Air Personality of the Year awards.

In 1999 he legally changed his name to the trademarked Bubba the Love Sponge®, a nickname given to him by a former fellow DJ which appears as such on his passport and driver’s license. His name recognition and popularity grew as the Bubba the Love Sponge® Show became syndicated throughout the US, and he became a top-rated media figure operating out of the Tampa Bay area.

Bubba is respected for his ability to attract and maintain audiences with his lightning-quick mind and tongue, his sharp sense of humor, his everyman approach to many non-traditional radio topics, and for the unique lingo he often uses on-air, which fans refer to as “Bubbaspeak.” Fans of the show are known nationwide as the “Bubba Army,” and are very active in participating in functions and calls to action, where it is not uncommon to have thousands show their strength and support for the show.

Mr. Clem is currently the host of The Bubba the Love Sponge® Show heard live on terrestrial radio in Tampa FL, Ft. Myers FL and Charleston SC. The terrestrial program is simulcast uncensored on Radioio Live, the Company’s internet radio service.  The Bubba the Love Sponge® Show broadcasts a two hour uncensored show exclusively on Radioio Live each weekday in addition to providing significant other proprietary uncensored live programing from Bubba and his team.  Mr. Clem has been a director of the Company since April 26, 2011.

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

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2011, none of Thomas Bean, Alex Edward, John Stanton, or Bubba the Love Sponge Clem have filed the required reports.

Item 11.	Executive Compensation.

The following table presents certain information concerning the total compensation earned by or paid during the two fiscal years ended December 31, 2011 to: (1) the former Chief Executive Officer of the Company AND (2) other former executive officers who would have been among the most highly compensated executive officer if they had been as such at the end of the last fiscal year (collectively, the “Named Executive Officers”).

Name and		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)

Thomas J. Bean	2010	-	-	-	-	-	-	-
Chief Executive Officer and Chief Financial Officer	2011	-	-	-	-	-	-	-

Alex H. Edwards	2010	-	-	-	-	-	-	-
Secretary	2011	-	-	-	-	-	-	-

 (1) Mr. Bean assumed the roles of Chief Executive Officer and Chief Financial Officer on December 31, 2007. Mr. Bean has received no compensation to date.

 (2) Mr. Edwards assumed the role of Secretary on December 31, 2007 and resigned effective December 31, 2011.  Mr. Edwards received no compensation during his time as the Company’s Secretary.

Employment Agreements

The Company currently has no Employment Agreements.

Compensation of Directors

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	($)	($)

Thomas J. Bean	2011	$30,000	-	-	-	-	$30,000
Alex Edwards	2011	$30,000	-	-	-	-	$30,000
John Stanton	2011	$30,000	-	-	-	-	$30,000
Bubba the Love Sponge Clem	2011	-	-	-	-	-	-

The Directors received 3,000,000 restricted common shares each to, Thomas Bean, John Stanton, and Alex Edwards, in lieu of any compensation, which would have been received during the previous five years of service through December 31, 2010,

Stock Options

 As of December 31, 2011, the Company has one outstanding stock option to the non-related party that made an investment of $200,000 in February, 2011, for an additional 500,000 shares for the sum of $100,000.  This option shall exist for a period of two years from the date of the initial investment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company’s capital stock as of December 31, 2011 by each person known by the Company who beneficially owns more than 5% of the outstanding shares of Common Stock, each director and executive officer of the Company, and all directors and executive officers of the Company as a group.

	Amount and Nature of	Percentage
Name and Address of Beneficial Owner	Beneficial Ownership	of Class(1)

Thomas Bean (2)	29,292,000	18%
5025 W. Lemon St. Suite 200 Tampa FL 33609

Bubba the Love Sponge Clem	7,301,481	4%
5025 W. Lemon St. Suite 200, Tampa FL 33609

Directors and Executive Officers as a Group	36,593,481	22%
(two persons)

Benjamin Homel	15,000,000	9%
1717 Dixie Highway, Suite 650, Ft. Wright, KY 41011

Pangea Ultima (3)	16,000,000	10%
8402 Laurel Fair Circle, Suite 207, Tampa, FL 33610

Alex Edwards (2)	14,735,000	9%

IO Media Partners	16,430,000	10%

Total	98,758,481	60%

(1)
Beneficial ownership is calculated based on the 163,447,449 shares of common stock issued and outstanding as of the date hereof, together with securities exercisable or convertible into such shares within sixty (60) days of the date hereof for each shareholder.  The shares of common stock issuable pursuant to those convertible securities, options or warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2)	Includes shares owned by entities to which, Mr. Bean and Mr. Clem, and Mr. Edwards have controlling interests.

(3)	Based on the latest Schedule 13D filed by Pangea Ultima and Stephen Bracciale on February 1, 2012.

Item 13.	Certain Relationships and Related Transactions, Director Independence.

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

Item 14.	Principal Accounting Fees and Services.

The following summarizes the fees paid to Independent Auditors for the years ended December 31, 2011 and 2010:

	2011	2010

Audit	$26,500	$0
Audit-Related	-	-
All Other		0

Total Fees	$26,500	$0

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Exhibits

The following exhibits are filed as a part of, or are incorporated by reference into this Annual Report on Form 10-K:
EXHIBIT INDEX

Exhibit Number	Description

2.1	Share Exchange Agreement (incorporated by reference from the Company's Form 8-K filed with the SEC on November 14, 2011).

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

3.5	Amendment to the Articles of Incorporation of Powercerv Corporation dated December 21, 2005

3.6	Amendment to the Articles of Incorporation dated May 4, 2011 (incorporated herein by reference to Exhibit Number 2.1 to the Company’s Quarterly Report on Form 10-Q filed August 12, 2011).

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

10.14	Contribution Agreement dated September 21, 2005 (incorporated herein by reference to Exhibit Number 10.14 of the Company's Annual Report on Form 10-K filed April 18,2011).

14.1	Code of Ethics (incorporated herein by reference to Exhibit 14.1 of the Company's Annual Report on Form 10-k filed April 18,2011).

16.1
Letter from Grant Thornton, LLP on change in certifying accountant (incorporated herein by reference from an exhibit to the Registrant’s Current Report on Form 8-K dated March 30, 2004, and incorporated herein by reference)

21.1	List of Subsidiaries (incorporated herein by reference to Exhibit Number 21.1 of the Company's Annual Report on Form 10-K filed April 18,2011).

31.1	Certification to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer and Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IOMEDIAWORLD, INCORPORATED

Date: April 16, 2012	By:	/s/ Thomas J. Bean
Thomas J. Bean
Chief Executive Officer and Chairman of the Board.
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Bean	Chief Executive Officer, Chief Financial Officer and	April 16, 2012
Thomas J. Bean	Chairman of the Board of Directors (Principal Executive Officer and Principal Financial Officer)

/s/ Bubba the Love Sponge Clem	Director	April 16, 2012
Bubba the Love Sponge Clem