Form 10-Q
period 2012-03-31
IO World Media, Inc
filed 2012-05-21
CIK 1005758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 10, 2012 there were 163,447,479 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
IOWORLDMEDIA, INCORPORATED.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ioWorldMedia, Incorporated and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2012	2011
	(Unaudited)
Current assets

Cash	$30,692	$14,319
Accounts receivable	30,099	25,454
Prepaid expense	146,066	129,974
Accrued revenue	39,605	45,368

Total current assets	246,462	215,115

Property and equipment, net of accumulated depreciation	94,778	115,978

Other assets

Advance payments for contractual obligations	106,178	134,819
Goodwill, net of impairement allowance	1,505,000	1,505,000

Total other assets	1,611,178	1,639,819

Total assets	$1,952,418	$1,970,912

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Advances from related parties	$168,196	$12,000
Note payable	400,000	400,000
Accounts payable and accrued expenses	705,291	611,229
Deferred revenue	313,607	321,035

Total current liabilities	1,587,094	1,344,264

Deferred revenue	276,365	345,460

Total liabilities	1,863,459	1,689,724

Preferred stock, $.001 par value, 5,000,000 shares authorized, 3,025,000 shares issued and 3,000,000 outstanding at March 31, 2012
and December 31, 2011	3,025	3,025
Additional paid-in capital	5,769,279	5,769,279

	5,772,304	5,772,304

Stockholders' equity

Common stock, $.001 par value; 250,000,000 authorized, 163,447,479 shares issued and outstanding at March 31, 2012 and
and December 31, 2011, respectively	163,548	163,548
Additional paid-in capital	59,023,274	59,023,274
Treasury stock, 25,000 shares of preferred, at cost	(25,931)	(25,931)
Accumulated defcit	(64,844,236)	(64,652,007)

Total stockholders' equity	(5,683,345)	(5,491,116)

Total liabilities and stockholders' equity	$1,952,418	$1,970,912

See notes to consolidated financial statements.

ioWorldMedia, Incorporated and Subsidiaries
CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended
	March 31,

	2012	2011
	(Unaudited)	(Unaudited)

Sales	$401,779	$293,152

Cost of sales	183,219	155,398

Gross profit	218,560	137,754

Operating expenses:

Selling and general and administrative	388,510	361,994
Depreciation and amortization	22,279	18,045

Total expenses	410,789	380,039

Net operating income	(192,229)	(242,285)

Other income (expense)

Interest income (expense)	-	(5,895)

Total other income (expense)	-	(5,895)

Net income (loss) before income taxes	(192,229)	(248,180)

Provision for income taxes	-	-

Net income (loss)	$(192,229)	$(248,180)

Net loss per weighted share,
basic and fully diluted	$(0.0012)	$(0.0023)

Weighted average number of common
shares outstanding, basic and fully diluted	163,447,479	109,202,874

See notes to consolidated financial statements.

ioWorldMedia, Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total

Balance, December 31, 2010	108,702,874	$108,803	$56,934,164	$(25,931)	$(63,697,355)	(6,680,319)

Common shares issued for cash	1,000,000	1,000	199,000			200,000
Common shares issued for
debt conversion	1,942,905	1,943	219,895			221,838
Restricted common shares issued	2,420,000	2,420	21,780			24,200
for services
Restricted common shares issued
for Directors' Fees	9,000,000	9,000	81,000			90,000
Restricted common shares issued
as part of Talent contract	10,000,000	10,000	90,000			100,000
Restricted common shares issued
to Early Enlister subscribers	281,700	282	2,535			2,817
Common shares issued for in
exchange for Up Your Ratings, Inc.	30,100,000	30,100	1,474,900			1,505,000

Net loss					(954,652)	(954,652)

Balance, December 31, 2011	163,447,479	$163,548	$59,023,274	$(25,931)	$(64,652,007)	$(5,491,116)

Net loss					(192,229)	(192,229)

Balance, March 31, 2012	163,447,479	$163,548	$59,023,274	$(25,931)	$(64,844,236)	$(5,683,345)

See notes to consolidated financial statements.

ioWorldMedia, Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2012	2011
	(Unaudited)	(Unaudited)

Cash flows from operations
Net income (loss)	$(192,229)	$(248,180)

Adjustment to reconcile net loss to net cash:
Depreciation and amortization	22,279	18,045
Changes in operating assets and liabilities:
	-	-
Accounts receivable	(4,645)	(5,380)
Deposits	-	1,046
Accounts payable and accrued expenses	94,062	67,746
Accrued revenue	5,763	(10,183)
Prepaid expenses	(16,092)	(129,700)
Advance payments on contractual obligations	28,641	(141,603)
Deferred revenue	(76,523)	910,758

Net cash provided by (used for) operating activities	(138,744)	462,549

Cash flows from investing activities

Capital expenditures	(1,079)	-

Net cash provided by financing activities	(1,079)	-

Cash flows from financing activities

Issuance of common stock		200,000
Due to related party shareholders	156,196	100,960
Proceeds from long-term borrowing	-	-
Payments on capital lease obligation	-	(4,072)

Net cash provided by financing activities	156,196	296,888

Net increase (decrease) in cash	16,373	759,437
Cash, beginning of period	14,319	2,057

Cash, end of period	$30,692	$761,494

Supplemental disclosures:

Cash paid during the year for:

Interest	$-	$113

See notes to consolidated financial statements.

ioWorldMedia, Incorporated and subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012

1.	Nature of operations

PowerCerv Corporation was incorporated in Florida in January 1995 as a holding company. The Company’s Articles of Incorporation were amended in January of 2006 to change its name to IOWORLDMEDIA, INCORPORATED.  Unless otherwise specified, references herein to “ioWorldMedia” and “the Company” mean IO World Media, Inc. and its subsidiaries and controlled limited liability companies.

On December 1, 2002, the Company completed the sale of substantially all of its operating assets to PCV Acquisition Inc., a subsidiary of ASA International, Ltd., a holding company of Vertical Enterprise Software Solutions based in Framingham, Massachusetts (collectively referred to as “ASA”).

During 2003 and 2004, there were no significant operations.

On December 30, 2003, the Company entered into a management and finance agreement with WhiteKnight SST (“WhiteKnight”), a related party, to develop and implement a business plan for the Company. Pursuant to this agreement, WhiteKnight agreed to infuse $250,000 into the Company.  In exchange, WhiteKnight was able to elect to receive up to a 50 percent equity interest in the Company through the conversion of the $250,000 debt to Common Stock of the Company. WhiteKnight exercised this conversion right prior to the completion of the SearchPlay purchase.

WhiteKnight investigated various possibilities and ultimately proposed to the Company’s Board of Directors that the Company set a plan in motion to engage in the business of providing internet radio services.  As part of this plan, WhiteKnight proposed that the Company acquire the intellectual property owned by the related entities of SearchPlay, LLC and Radioio.com, LLC, (collectively ,“SearchPlay”).  At the time, SearchPlay owned several patents pending and other intellectual property that WhiteKnight believed would be advantageous to the Company as it sought to develop its internet radio operations.

To complete the SearchPlay purchase, the Company entered into a Contribution Agreement in November 2005.  Pursuant to the agreement, the Company agreed to exchange shares of its Common Stock for the membership interests of SearchPlay.  As part of this agreement, the Company also agreed to exchange shares of its Common Stock for certain debt owed to several individuals some of whom are principals or affiliates of WhiteKnight.

In January 2006 the Company officially changed its name to IOWORLDMEDIA, INCORPORATED.

The Company is engaged in providing media content delivery via the Internet to listeners around the world.  It operates three main subsidiaries; Radioio, ioBusinessMusic and RadioioLive.

2.	Liquidity

During the quarters ended March 31, 2012, and 2011, the Company incurred net losses of approximately $192,000 and $248,000 respectively, while cash used by operations was approximately $139,000 for the quarter ended March 31, 2012 while cash provided by operations was $463,000 in the quarter ended March 31, 2011. The Company has not attained a level of revenues sufficient to support recurring expenses.

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

These financial statements were approved by management and available for issuance on May 16, 2012.  Subsequent events have been evaluated through this date.

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

ioWorldMedia, Incorporated and subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012

Cash and Cash Equivalents

The Company considers short-term interest bearing investments with initial maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of cash in banks, free credit on investment accounts and money market accounts.

Accounts Receivable and accrued revenue

Accounts receivable are based on non-listener subscription income items, advertising revenues, directly invoiced by the Company.  The accrued revenue represents estimates of ad revenue, based on ad runs, expected collections on those runs and reports of expected amounts to be paid by third parties placing ads.  Any allowance for doubtful accounts is the Company’s best estimate of the amount of probable losses to the Company’s existing accounts receivable.  No allowance for doubtful accounts was recorded for the quarters ended March 31, 2012, or 2011.

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

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  There were no impairment charges for the quarters ended March 31, 2012 or 2011, respectively.

Revenue recognition

The Company derives revenue primarily from premium listener subscription plans and from advertising.  The Company offers a number of subscription plans on a monthly and annual basis.  Revenue from subscribers is recognized on a monthly pro-rata basis over the life of the subscription beginning January 1, 2011 effective with the launch of Radioio Live and the material level of annual and multi-year subscriptions sold.  The subscriptions collected in advance are recorded as deferred revenue with the portion to be earned over the upcoming year classified as a current liability and the portion to be earned after March 31, 2013 classified as a long term liability. Prior to January 1, 2011 subscription revenue was recognized as received from subscribers.

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

ioWorldMedia, Incorporated and subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012

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

In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. state and local jurisdictions. . The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce stockholders’ equity. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.  It must be applied to all existing tax positions upon initial adoption and the cumulative effect, if any, is to be reported as an adjustment to stockholder’s equity as of January 1, 2009.  Based on its analysis, the Company has determined that the adoption of this policy did not have a material impact on the Company’s financial statements upon adoption. However, management’s conclusions regarding this policy is subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

Interest and Penalty Recognition on Unrecognized Tax Benefits

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Comprehensive Income

The Company complies with FASB ASC Topic 220, “Comprehensive Income,” which establishes rules for the reporting and display of comprehensive income (loss) and its components.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at March 31, 2012 and December 31, 2011.

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period.  The calculation of diluted net loss per share excludes the conversion of any convertible debt obligations into common or preferred stock as of March 31, 2012 and March 31, 2011, respectively, since the effect of any such conversion would be anti-dilutive.

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide services in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  No stock-based compensation expense under FASB ASC 718 was recorded during the quarters ended March 31, 2012 or 2011.

ioWorldMedia, Incorporated and subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012

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

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year.  At March 31, 2012 and December 31, 2011, respectively, the Company had no investments classified as securities owned on the consolidated balance sheets.

ioWorldMedia, Incorporated and subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012

Certificate of Deposits

The fair values of the bank certificate of deposits are based on the face value of the certificate of deposits.

Recently Adopted Accounting Pronouncements

On June 16, 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income (Topic 220),” which requires companies to report total net income, each component of comprehensive income, and total comprehensive income on the face of the income statement, or as two consecutive statements. The components of comprehensive income will not be changed, nor does the ASU affect how earnings per share is calculated or reported. These amendments are to be reported retrospectively upon adoption. The adoption of the ASU is required for the Company’s March 31, 2012 Form 10-Q filing, and does not have a material impact on the Company.

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

In December 2010, FASB issued ASC ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350) — Intangibles — Goodwill and Other.” ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2, if qualitative factors indicate that it is more likely than not that goodwill impairment exists. The amendments to this Update are effective for the Company in the first quarter of 2011. Any impairment to be recorded upon adoption will be recognized as an adjustment to our beginning retained earnings. The adoption of ASU 2010-28 did not have any financial impact on our consolidated financial statements.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  Currently, the Company has a minimum cash balance available for the payment of ongoing operating expenses, and its operations are not providing a source of funds from revenues sufficient to cover its operational costs to allow it to continue as a going concern.  Management intends to fund continued operations of the Company by generating revenues from operations and, if necessary, to attempt to raise sufficient capital through placement of its common stock or issuance of debt securities in the event that insufficient revenues are generated from operations.

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

ioWorldMedia, Incorporated and subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012

4.	Property and equipment

Property and equipment consisted of the following at:

	March 31,	December 31,
	2012	2011
	(Unaudited)

Capitalized leases	$248,077	$248,077
Equipment and Software	224,467	223,507

	472,544	471,584
Less: accumulated depreciation	(377,766)	(355,606)

	$94,778	$115,978

Depreciation expense was $22,279 and $18,045 for the quarters ended March 31, 2012 and 2011, respectively.

5.	Notes Payable—Related Party Shareholders

	March 31,	December 31,
	2012	2011
	(Unaudited)
Note payable--shareholder, unsecured,
non-interest bearing, and due on demand.	$	$80,000

Note payable--shareholder, unsecured,
non-interest bearing, and due on demand.		1,853,271

Note payable--shareholder, unsecured,
non-interest bearing, and due on demand.		1,519,497

Note payable--shareholder, unsecured,
non-interest bearing, and due on demand.		1,425,107

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
March 31, 2012

6.	Notes Payable

At various dates during the years 2010 and 2009, an individual investor advanced the Company funds, aggregating to a total of $400,000 at March 31, 2012 and December 31, 2011, respectively.  The advances are non-interest bearing and due on demand.  There were no advances prior to 2009.

7.	Intellectual Property

In November 2005, the Company acquired SearchPlay, LLC, a provider of internet based radio entertainment, in a transaction accounted for as a business combination.  Part of the purchase price was allocated to intellectual property, as summarized in the table that follows:

	March 31,	December 31,
Description	2012	2011
	(Unaudited)

Patents pending and developed technology	$758,922	$758,922

Trademarks and other	189,072	189,072

Total	947,994	947,994

Less: accumulated amortization	(947,994)	(947,994)

Unamortized intellectual property	$-	$-

8.	Income Taxes

At March 31, 2012 and December 31, 2011, the Company had approximately $45.0 million of net operating losses (“NOL”) carry-forwards for federal and state income purposes.  These losses are available for future years and expire through 2026.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.  The Company is not currently involved in any tax audits with the State of Florida or the Internal Revenue Service.  The Company is delinquent in its income tax filings beginning with the 2005 tax year.  There are not considered to be any material penalties for those delinquent periods as the company has only incurred losses in the returns that are to be filed.

ioWorldMedia, Incorporated and subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012

The deferred tax asset is summarized as follows:

	March 31,	December 31,
	2012	2011
	(Unaudited)
Deferred tax asset:

Net operating loss carry forwards	$18,000,000	$18,000,000

Deferred tax asset	18,000,000	18,000,000

Less: Valuation allowance	(18,000,00)	(18,000,000)

Net deferred tax asset	$-	$-

A reconciliation of income tax expense computed at the U.S. federal, state, and local statutory rates and the Company’s effective tax rate is as follows:

	March 31,	December 31,
	2012	2011

Statutory federal income tax expense	(34)%	(34)%

State and local income tax	(4)	(4)

(net of federal benefits)

Valuation allowance	38	38

	-%	-%

The Company has taken a 100% valuation allowance against the deferred tax asset attributable to the NOL carry forwards of $18.0 million at March 31, 2012 and December 31, 2011, respectively, due to the uncertainty of realizing the future tax benefits.

9.	Common Stock

The Company is authorized to issue 250 million shares of common stock with a par value of $.001. At March 31, 2012 and December 31, 2011, 163,447,479 shares were outstanding, respectively.

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

As of March 31, 2012 and December 31, 2011, 3,025,000 preferred shares were issued, 3,000,000 of which were outstanding, and 25,000 were in Treasury.

If the preferred shares were to be converted as of March 31, 2012 in the event of a change of control or an equity raise, as described in item 1 above, the holders of the preferred shares would be entitled to $9,720,000, or 336,448,598 shares of Common Stock, or some combination thereof.  The Company would be obligated to issue an additional 77,344,505 common shares for a decrease of $0.01 in the fair value of one share of Common Stock.

If the preferred shares were to be converted as of March 31, 2012 at the Holders’ discretion, as described in item 2 above, the holders of the preferred shares would be entitled to 224,299,065 shares of Common Stock.  The Company would be obligated to issue an additional 51,563,004 common shares for a decrease of $0.01 in the fair value of one share of Common Stock.

ioWorldMedia, Incorporated and subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012

The conversion rights of the preferred shares are not limited as to the number of common shares that could be exchanged depending upon the preceding Twenty (20) day average closing price of the Common Stock.

Dividends

The holders of the Preferred Stock are entitled to receive dividends at the discretion of the Company.

11.	Stockholders’ Equity

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

In November 2011, the company issued 30,100,000 restricted common shares to the owners and professionals of Up Your Ratings, Inc. in exchange for all outstanding shares of Up Your Ratings, Inc.

12.	Capital Lease - Future Minimum Lease Payments

The Company leases certain computer equipment under an agreement that is classified as a capital lease. At March 31, 2012 computer equipment with a cost basis of $39,031 and accumulated depreciation of $39,031 was recorded under a capital lease.

The final payment was made on March 31, 2011; therefore, there is no minimum lease balance due at March 31, 2012.

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
March 31, 2012

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

In May 2010, a related party shareholder, purchased one half of a note obligation from a related party shareholder in the amount of $250,000.  During 2010, a portion of the note obligation was converted to Common Stock.  The unsecured convertible promissory note bore interest at 5% and was originally due June 5, 2013. At March 31, 2011 and December 31, 2010, the balance due, including accrued interest, was $221,838 and $219,181, respectively.  The note obligation was converted to Common Stock on April 5, 2011.  In accordance with the convertible promissory note agreement all accrued interest amounts were forgiven upon conversion.

On various dates in the fourth quarter of 2011 and in the first quarter, 2012, a related party shareholder advanced the Company funds, aggregating to a total $168,196 at March 31, 2012 and $12,000 at December 31, 2011. The advances are non-interest bearing and due on demand.

14.	Subsequent Events

The Company has analyzed its operations subsequent to March 31, 2012 through the date of the filing of this Quarterly Report and determined that there were no reportable subsequent events.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operation of the Company for the periods ended March 31, 2012 and 2011 should be read in conjunction with the financial statements, and the notes to those statements that are included elsewhere in this Quarterly Report, as well as our Annual Report for our fiscal year ended December 31, 2011 as filed with the SEC on Form 10-K on April 16, 2012.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties.

In this Quarterly Report, references to “ioWorldMedia,” “the Company,” “we,” “our,” and “us,” refer to ioWorldMedia, Incorporated and its subsidiaries.

We make certain forward-looking statements in this Quarterly Report. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our services, and other statements of our plans, beliefs, or expectations, including the statements contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as captions elsewhere in this document, are forward-looking statements.  In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can”, “could,” “may,” “should,” “will,” “would” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements.  Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions will prove to be incorrect.  Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material.  You are cautioned not to place undue reliance on such forward-looking statements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC, should be considered in evaluating forward-looking statements.

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

None

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

Results of Operations

The following table presents the percentage of period-over-period dollar change for the line selected items in the Company’s Consolidated Statements of Operations for the quarters ended March 31, 2012 and 2011.  These comparisons of financial results are not necessarily indicative of future results.

	Three Months ended March 31
	2012	2011	% Change
Sales	$401,779	$293,152	37.1%

Cost of goods sold	183,219	155,398	17.9%

Gross profit	218,560	137,754	58.7%

Operating expenses:

Selling and general and administrative	388,510	361,994	7.3%
Depreciation and amortization	22,279	18,045	23.5%

Total expenses	410,789	380,039	8.1%

Net operating income	(192,229)	(242,385)	(20.7%)

Interest income (expense)	0	(5,895)	(100%)

Net income (loss) before income taxes	(192,229)	(248,180)	(22.5%)

Three Months Ended March 31, 2012 andMarch 31, 2011

Revenue

Revenue for the Radioio subsidiary consists primarily of subscription and advertising fee revenue.  The ioBusinessMusic subsidiary revenue is derived from subscriptions.  Radioio Live revenue consists of subscription and advertising fee revenue.  Revenue increased by $108,627, or 37.1%, for the three months ended March 31, 2012 to $401,779 compared to $293,152 for the same period in 2011.  ioBusinessMusic continued to sell to new clients, which resulted in the continued growth of subscribers and increased subscription service revenue by $7,310, or 3.9%.  Radioio subscription revenue decreased $11,570, or 47.8% in the first quarter of 2012 compared to the corresponding period in 2011, while advertising revenue decreased $12,305, or 35.1% in 2012 compared to 2011.  There were no changes to the operating programs of Radioio, with the decrease in subscription revenue attributable to the economic conditions of consumers, and the fact that an internet radio subscription is a discretionary item, along with a change in the subscription tracking program.  Management will continue to focus efforts on attempting to contact former subscribers to renew their expired subscriptions.  The decrease in advertising revenue was due to not as many ads being sold and a short period where ad sales were lower while the company transitioned to a new consultant to sell, track and remit revenue from banner ads.  Radioio Live launched in early January, 2011.  Programming was provided at no cost for the first quarter of 2011, while beginning the subscription recruiting drive.  The three year Early Enlister program generated over $840,000 in prepaid subscriptions on its own.  The revenue from the Early Enlisters is being recognized pro-ratably over the three year period from April 1, 2011 to March 31, 2014.  The subscriptions collected in advance are recorded as deferred revenue with the portion to be earned over the upcoming year classified as a current liability and the portion to be earned after March 31, 2013 classified as a long term liability.  The Radioio Live subsidiary of the Company recognized $69,095 in revenue from the Early Enlistment program in 2012 with a total of $141,617 in subscriber revenue recognized for the quarter.  In addition Radioio Live generated $29,704 of advertising revenue in 2012 as compared to $40,816 in 2011, a decrease of 27.2%, for the same reasons as the decrease in advertising revenue for Radioio.

Cost of Sales

The Company incurred $183,219 and $155,398 in cost of sales attributable to the services performed through ioWorldMedia and its Subsidiaries for the quarters ended March 31, 2012 and 2011, respectively.  Cost of sales for the first three months of 2012 increased by $27,821, or 17.9% as compared to the same period of 2011.  Cost of sales for all periods includes credit card fees incurred in connection with the use of credit cards by customers for payment of their subscriptions.  The result of the decrease in subscription income for Radioio resulted in credit card fees decreasing $2,712, or 78.4 % in 2012 compared to 2011.   The ioBusinessMusic subsidiary direct fees to a third party to administer the subscription program and the cost of content for the first quarter of 2012 increased $4,551, or 3.9% over the corresponding period in 2011.  Radioio Live cost of sales is comprised of contractual obligations paid to on air talent and content providers, $49,167, and commissions paid on advertising programs to third parties of $3,902, along with credit card fees of $3,538 in 2012 compared to $28,446 in 2011 with the rollout of the Early Enlister program.

Gross Profit

Gross profit was $218,560 and $137,754 for the quarters ended March 31, 2012 and March 31, 2011 respectively, an increase of $80,806 or 58.7%.  This increase resulted from the $107,588 increase in gross profit generated by Radioio Live along with the increase of $2,760 from ioBusinessMusic offset by the decrease of $18,964 from Radioio.

Selling and general and administrative

The Company has had consistent activities as a provider of Internet radio content during 2005 through 2012, which resulted in selling and general and administrative expenses attributable to this operation.  The Company is in the process of developing and expanding the Internet radio operation.  This process requires the addition of listeners and increasing the variety of content, and the primary costs to deliver the content is the music programmers, internet hosting, and related expenses.  This process also requires securing other sources of revenue such as advertisers, for which the Company predominantly utilizes the services of third parties in exchange for a commission.

For the quarters ended March 31, 2012 and March 31, 2011, the Company incurred selling and general and administrative expenses of $388,510 and $361,994, respectively, an increase of $26,516, or 7.3%.  The launch of Radioio Live increased expenses by $47,824, with a decrease of $640 for internet hosting, an increase in cost of talent of $29,383, an additional $7,352 for production costs, along with $12,604 of additional costs in rent and costs to operate the studio in Tampa, FL.  Professional fees, which include legal, accounting, consulting and music programmer expenses, decreased $23,984 during the first three months of 2012 compared to same period of 2011. The cost of music programming and support for the website decreased $497 in the ioBusinessMusic subsidiary and $3,585 in the Radioio subsidiary for the three month period ended March 31, 2012.  The professional fees and expenses related to regulatory compliance, investor relations and raising capital increased $6,548, as the Company prepared to file the 2010 Form 10-K encompassing years ended December 31, 2005 through 2010, and incurred expenses related to hiring an investor relations firm to assist with raising capital in the first quarter of 2011, compared to incurring those expenses for the entire first quarter of 2012.

Depreciation and amortization

The Company incurred amortization costs during the first six years of operations for the expensing of the intellectual property intangible asset. The Company incurs depreciation expense from long lived assets purchased.

For the quarter ended March 31, 2012, the Company incurred $22,279 for depreciation and amortization expense, a $4,234, or 23.5% increase from the $18,045 reported for the quarter ended March 31, 2011.  This increase is the result of an increased investment in property and equipment to lower streaming costs for the Company.

Interest expense

In 2007, the Company purchased computer equipment, on a capital lease basis, to support its business expansion, which resulted in the Company recording interest expense incurred in connection with the capital lease.  The Company also incurred interest expense in connection with convertible debt issued to two related party shareholders.  In April 2011, the debt was converted to equity and the capital lease was paid in full on March 31, 2011. The result of the Company not having any interest bearing debt obligations for the quarter was a $5,895 or 100.0% decrease in interest expense compared to 2011.

Income tax provision

The Company has an income tax net operating loss carry forward (“NOL”) of approximately $45 million, which expires between 2011 and 2026. Section 382 of the Internal Revenue Code (“the Code”) provides limitations on a taxpayer’s ability to offset future taxable income after experiencing an ownership change as defined in the Code and Income Tax Regulations.  It appears that the Company may have experienced an ownership change in connection with the Contribution Agreement entered into during 2005.  Accordingly, it is likely that the Company is limited in its ability to use approximately $39.5 million of its NOL carry forwards to offset future taxable income.  The exact amount of this limitation has not yet been determined.  Due to the uncertainty of ultimately realizing a benefit from this NOL, a valuation allowance equal to 100% of this tax benefit has been recorded.

Net income (loss)

As a result of ramping up its operations as an Internet radio provider, the Company realized a net loss of $192,229 and $248,180 for the quarters ended March 31, 2012 and March 31, 2011, respectively.  See previous comments for explanation of the fluctuation in net losses.

Liquidity and capital resources

We have generated operating losses and negative cash flow from operations since inception in November, 2005. We incurred net losses of $186,871 and $248,180 for the quarters ended March 31, 2012 and March 31, 2011, and we may continue to experience net operating losses. Historically, we have relied upon outside investor funds to maintain our operations and develop our business. We anticipate raising additional capital within the next twelve months from investors for working capital and business expansion needs.  We can provide no assurance that additional investor funds will be available on terms acceptable to us, if at all. If we are unable to obtain additional financing to meet our working capital requirements, we may have to curtail or cease our business operations.  Also, refer to the Going Concern paragraph in Note 3 above for further explanation.

At March 31, 2012, we had negative working capital of $1,340,632, as compared to $1,129,149 at March 31, 2011. The working capital decrease is primarily the result of additional advances made by a related party shareholder.

During the three months ended March 31, 2012 we experienced negative cash flow from operations of $138,744, as compared to cash provided by operations of $462,549 during the three months ended March 31, 2011. The decrease in net cash provided by operating activities in the first quarter of 2012 is primarily attributable to the decrease in deferred revenue ($987,281), offset by an increase in cash provided by contractual obligations expensed ($170,244), the $4,234 increase in depreciation and amortization expenses, a decrease in accounts receivable ($735), an increase in accounts payable and accrued expenses ($26,316), a decrease in prepaid expenses ($113,608) and a decrease in accrued revenue ($15,946). The decrease in deferred revenue, prepaid expenses and advance payments on contractual obligations is the result of the launch of Radioio Live in the first quarter of 2011 and the payments made to talent and content providers that are recognized as expenses pro-rata in the same manner as subscription revenue in order to properly match expense to revenue.

The Company purchased $1,079 of capital assets, a use of cash from investing activities, in order to continue to improve and expand the Company’s ability to utilize the most recent technological advances.  The Company did not purchase or sell any capital assets during the quarter ended March 31, 2011.

Net cash provided by financing activities in the first three months of 2012 was $156,196, compared to $296,888 for the same period of 2011, the result of a private placement in the quarter ended March 31, 2011 of $200,000 that did not occur in the first quarter of 2012, offset by additional advances of $55,236 from related party shareholders for the first three months of 2012 compared to the same period in the prior year, and there not being any debt payments in the quarter ended March 31, 2012 compared to the final payments made under the capital lease in the same period of 2011.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

Our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d -15(e) under the Exchange Act, as of the end of the period covered by this quarterly report.  Based on his evaluation, he concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting that applied as of December 31, 2011 and continue to apply as of March 31, 2012.  Our management intends, to design and implement processes and procedures that will provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles, as funding becomes available to be able to put the components in place.

Changes in Internal Control over Financial Reporting

Our management has determined that, during the period covered by this quarterly report, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Copies of the following documents are included as exhibits to this Quarterly Report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
3.1	Articles of Incorporation of the Company effective as of January 1, 1996, as amended by the Articles of Amendment dated as of January 9, 1996 (1)

3.2	Bylaws of the Company (1)

3.3	Articles of Amendment of the Articles of Incorporation of IO World Media Corporation filed June 1, 2001 (2)

3.4	Articles of Amendment of the Articles of Incorporation of PowerCerv Corporation for Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock filed August 31, 2001 (2)

3.5	Amendment to the Articles of Incorporation of PowerCerv Corporation dated December 21, 2005 (3)

3.6	Amendment to the Articles of Incorporation, effective as of April 28, 2011 (2)

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

1.	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-00250).
2.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on August 8, 2011.
3.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on April 21, 2011.

* The Exhibit attached to this Quarterly Report on Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IOWORLDMEDIA, INCORPORATED

Date: May 21, 2012	By:	/s/ Thomas Bean
Thomas Bean
Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors