Form 10-K/A
period 2010-12-31
IO World Media, Inc
filed 2012-06-04
CIK 1005758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 2
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

EXPLANATORY NOTE

This amendment on Form 10-K/A of IOWORLDMEDIA, INCORPORATED. is being filed to replace the Annual Report on Form 10 -K/A that was filed on April 18, 2011.

This amendment to the annual report of IOWORLDMEDIA, INCORPORATED. together with its consolidated subsidiaries, (“ioWorldMedia”, the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) covers periods after September 30, 2005. Readers should be aware that several aspects of this Amendment No. 2 to the Annual Report on Form 10-K differ from other annual reports. First, this report is for each of the fiscal years ended December 31, 2010, December 31, 2009, December 31, 2008, December 31, 2007, December 31, 2006, and December 31, 2005, in lieu of filing separate reports for each of those years. Second, because of the amount of time that has passed since our last periodic report was filed with the Securities and Exchange Commission (the “SEC”), the information relating to our business and related matters is focused on our more recent periods. Finally, in this report, we are including expanded financial and other disclosures in lieu of filing separate Quarterly Reports on Form 10-Q for each of the quarters ended March 31, 2006 through September 30, 2010. We do not intend to file the Quarterly Reports on Form 10-Q for any of the quarters ended March 31, 2006 through September 30, 2010.  We believe that the filing of this expanded annual report enables us to provide information to investors in a more efficient manner than separately filing each of the quarterly reports described above.

This amendment is in response to comments from the SEC.  The changes to this amendment from the Annual Report filed April 18, 2011 are to provide more detailed and thorough disclosure to current and prospective shareholders.  In specific, the Management Discussion & Analysis added a section for the periods 2008 to 2009, and there is a more thorough discussion for each section of the MD&A for each of the periods presented.  The years of 2005 to 2008 were added to the Audited statements of stockholders’ equity and cash flows.  All footnotes have had the years 2005 to 2008 added to the included schedules or disclosures.  In Note 3. Summary of significant accounting policies there has been a section added to explain Accrued Revenue, separate from Accounts Receivable.  The Annual Report was amended to disclose the net loss per share and the weighted average number of shares for each period presented, including the quarterly financial statements in Note 16.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Amendment No. 2 to the Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Description of Business,” “Plan of Operation” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

·
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

·
Internet Radio and Radioio have a distinct advantage over both terrestrial and satellite radio by providing two way interactive communication with its listeners.  This two-way communication provides listening data metrics and preferences along with interactive experiences with listeners, setting it apart from both terrestrial and satellite radio.  Terrestrial and satellite radio require special receivers that capture the distributed signals sent from the distribution point.  Neither terrestrial nor satellite providers have any real time accurate way of knowing who is listening nor to what or how long they are listening as that distribution and information sharing is one-way, from the distribution point to the receiver.  The receiver sends no data and has no way of communicating back anything even to the extent that it is on. Internet radio operators, on the other hand, can acquire information regarding who is listening to what, when and for how long.  In turn, they can data mine information about that listener which provides an interactivity that is not possible with terrestrial and satellite radio. Listeners may download and purchase music made available on their desired Radioio “station” as they are listened to. They may buy other related products and can register opinions and interact with all the major social networking interfaces including Facebook, MySpace and Twitter about what they hear and how it relates to them and their social network.  Radioio also provides forums regarding other commentary that creates a community for its listeners to participate in and define their lifestyle.  This interactive two way communication provides demographic and geographic targeting data about its listening audience and preference that can be accessed in real time-thus making internet radio and specifically Radioio far more dynamic and interactive as a content distribution medium than the general public may know or believe, and we believe this makes it more valuable to advertisers

During the last 2 Ѕ years, Radioio essentially rebuilt its digital content delivery platform to conform not only to the advances in technology that occurred recently but also to improve the overall performance and integrity of the delivery of its content.  This was no small task.  Like all “garage” start-ups, Radioio’s origins were based on economy and ease of implementation for its initial launch.

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

Investors could lose money on their investment because the Company is in the early stages of generating revenues.  Unless the Company can generate significant revenues, it may not be able to operate its business and service its indebtedness and consequently investors could lose money on their investment.  The Company’s ability to generate revenues and ultimately to become profitable will depend upon several factors, including:

·	whether the Company can attract and retain enough subscribers to Radioio;
·	whether the Company can adequately control the costs of obtaining and retaining subscribers and programming;
·	whether the Company can compete successfully; and
·	whether the Company can obtain and retain sufficient advertising revenues and other sources of income from its operations.

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

	Years ended December 31
	2010	2009	% Change
Sales	$841,120	$855,620	(1.7)%

Cost of goods sold	430,824	427,981	0.7%

Gross profit	410,296	427,639	(4.1)%

Operating expenses:

Selling and general and administrative	1,194,150	1,449,380	(17.6)%
Depreciation and amortization	109,830	200,177	(45.1)%

Total expenses	1,303,980	1,649,557	(20.9)%

Net operating income	(893,684)	(1,221,918)	(26.9)%

Interest expense	(27,147)	(40,672)	(33.3)%

Net income (loss) before income taxes	(920,831)	(1,262,590)	(27.1)%

Revenue

Revenue for the Radioio subsidiary consists primarily of subscription and advertising fee revenue.  The io4business subsidiary revenue is derived from subscriptions, along with the sale of internet player equipment devices in 2009.  Revenue decreased by $14,500, or 1.7%, in fiscal year 2010 to $841,120 compared to $855,620 for fiscal year 2009.  io4business equipment sales dropped 100% from 2009, or $294,973 due to the outsourcing of equipment sales to a third party provider with no direct equipment sales by io4business.  io4business continued to sell new clients which resulted in the continued growth of  subscribers and increased subscription service revenue by $270,685 or 80.1%.  Radioio subscription revenue was down 9.6% in 2010 compared to 2009, and advertising revenue was down 41.7%.  There were no changes to the operating programs of Radioio and the decrease in revenue is attributed to the economic conditions of consumers, and the fact that an internet radio subscription is a discretionary item.

Cost of Sales

Cost of sales for all years includes credit card fees incurred in connection with the use of credit cards by customers for payment of their subscriptions.  In 2009 and 2010 cost of sales also includes the io4business cost of equipment and direct fees to a third party to administer the subscription program.  The Company incurred $430,824 and $427,981 in cost of sales attributable to the services performed through ioWorldMedia and its Subsidiaries for 2010 and 2009, respectively.  Cost of sales for 2010 increased by $2,843 or 0.7% as compared to fiscal year 2009.

Gross Profit

Gross profit was $410,296 and $427,639 for the years ended December 31, 2010 and 2009 respectively, a decrease of $17,343 or 4.1%.  This decrease resulted from the $14,500 decrease in revenue and the $2,843 increase in cost of sales as discussed above .

Selling and general and administrative

The Company had consistent activities as a provider of Internet radio content during 2005 through 2010, which resulted in selling and general and administrative expenses attributable to this operation.  The Company is in the process of developing and expanding the Internet radio operation.  This process requires the addition of listeners and increasing the variety of content, and the primary costs to deliver the content is the music programmers, internet hosting, and related expenses.  This process also requires securing other sources of revenue such as advertisers, for which the Company predominantly utilizes the services of third parties in exchange for a commission.

For the years ended December 31, 2010 and 2009, the Company incurred selling and general and administrative expenses of $1,194,150 and $1,449,380, respectively a decrease of $255,230 or 17.6%. .  This decrease resulted from cost reduction activities implemented by the Company in 2010 to reduce its operational costs.  The Company incurred $342,118 of internet hosting and related expenses in 2010 compared to $495,508 in 2009, a reduction of $153,390 or 31.0%, as the Company negotiated more favorable hosting rates.  Professional fees, which include legal, accounting, consulting and music programmer expenses, were $763,916 in 2010 compared to $837,226 in 2009, a decrease of $73,310 or 8.8%, primarily the result of more efficient utilization of technology to reduce the cost of music programming, partially offset by an increase in professional fees related to regulatory compliance and raising capital.  Royalties incurred in 2010 were $41,758, a $26,687 decrease, or 39.0% from the $68,445 reported for 2009. Royalty expense, which is based on expenses incurred by the Company, decreased as the result of an expense reduction program implemented by The Company during the year ended December 31, 2010.

Depreciation and amortization

The Company incurred amortization costs during the first six years of operations for the expensing of the Intellectual Property Intangible Asset.  The Company also incurs depreciation expense from long lived assets purchased.

For the years ended December 31, 2010 and 2009, the Company incurred $109,830 for depreciation and amortization expense, a $90,347, or 45.1% decrease from the $200,177 reported for the year ended December 31, 2009.  This decrease is primarily the result of recording less depreciation expense during the year ended December 31, 2010, due to the fact that certain computer equipment acquired during the expansion phase was fully depreciated during the early part of 2010.

Interest expense

In 2007, the Company purchased computer equipment, on a capital lease basis, to support its business expansion, which resulted in the Company recording interest expense incurred in connection with the capital lease.  The Company also incurred interest expense in connection with convertible debt issued to two related party shareholders.  In 2011, the debt was forgiven and converted to equity in accordance with terms of the debt instruments.

Interest expense decreased $13,525, or 33.3%, to $27,147 for the year ended December 31, 2010 from $40,672 reported for the year ended December 31, 2009.  This decrease is primarily the result of full repayment during the early part of 2010 of the capital lease used to finance the purchase of computer equipment in 2007, partially offset by interest expense incurred in connection with convertible debt instruments.

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

Net income (loss)

The Company anticipates incurring losses through the rest of 2011 as it builds out its operations.  As a result of ramping up its operations as an Internet radio provider, the Company realized a net loss of $920,831 and $1,262,590 for the years ended December 31, 2010 and 2009, respectively.  See previous comments for explanation of the fluctuation in Net loss.

Liquidity and capital resources

We have generated operating losses and negative cash flow from operations since inception in November, 2005. We incurred net losses of $920,831 and $1,262,590 for the years ended December 31, 2010 and 2009, and we may continue to experience net operating losses. Historically, we have relied upon outside investor funds to maintain our operations and develop our business. We anticipate raising additional capital within the next twelve months from investors for working capital and business expansion needs.  We can provide no assurance that additional investor funds will be available on terms acceptable to us. If we are unable to obtain additional financing to meet our working capital requirements, we may have to curtail our business operations.  Also, refer to the Going Concern paragraph in the Report of Independent Registered Public Accounting Firm for further explanation.

At December 31, 2010, we had negative working capital of $6,770,306, as compared to $848,315 at December 31, 2009. The decrease in working capital is due to the reclassification of related party debt in 2010 from long term classification to a current liability classification.  The working capital decrease is primarily the result of converting related party debt to equity in April, 2011 as discussed further in Note 14 of the Consolidated Financial Statements relating to Subsequent Events.

During the twelve months ended December 31, 2010 we experienced negative cash flow from operations of $635,804, as compared to $792,990 in 2009. The decrease in cash flows used for operating activities in 2010 is primarily attributable to the reduction in net loss ($341,759), an increase in accounts payable ($167,730), a decrease in accounts receivable ($6,269), an increase in expenses settled by issuance of common stock ($20,000), offset by the $90,347 decrease in depreciation expenses, an increase in accrued revenue ($17,899), and an increase in prepaid expenses ($903).

The Company did not purchase or sell any capital assets during the years ended December 31, 2010 and 2009, which results in $-0- for net cash provided by or used for investing activities during these two calendar years..

Net cash provided by financing activities in 2010 was $632,776, compared to $803,805 in 2009, primarily the result of the $240,000 reduction in proceeds received from long-term borrowing.

The following table presents the percentage of period-over-period dollar change for the line selected items in the Company’s Consolidated Statements of Operations for the years ended December 31, 2009 and 2008.  These comparisons of financial results are not necessarily indicative of future results.

	Years ended December 31
	2009	2008	% Change
Sales	$855,620	$226,661	277.5%

Cost of goods sold	427,981	18,992	2,153.5%

Gross profit	427,639	207,669	105.9%

Operating expenses:

Selling and general and administrative	1,449,380	2,946,824	(50.8)%
Depreciation and amortization	200,177	326,665	(38.7)%

Total expenses	1,649,557	3,273,489	(49.6)%

Net operating income	(1,221,918)	(3,065,820)	(60.1)%

Interest expense	(40,672)	(42,186)	(3.6)%

Net income (loss) before income taxes	$(1,262,590)	$(3,108,006)	(59.4)%

Revenue

Revenue for the Radioio subsidiary consists primarily of subscription and advertising fee revenue.  The io4business subsidiary revenue is derived from subscriptions, along with the sale of internet player equipment devices in 2009.  Revenue increased $628,959 in 2009 from 2008, an increase of 277.5%.  In 2009 io4business had its first full year of operations.  io4business generated $294,973 in equipment sales revenue and $337,769 in subscription service revenues, compared to less than $10,000 in total combined revenue for 2008.  io4business was launched late in the fourth quarter, 2008.  Radioio’s revenue remained steady with 2008, with advertising revenue increasing 6.7% and subscription revenue increasing 0.3% compared to 2008.

Cost of Sales

Cost of sales for all years includes credit card fees incurred in connection with the use of credit cards by customers for payment of their subscriptions.  In 2009 cost of sales also includes the io4business cost of equipment and direct fees to a third party to administer the subscription program.  The Company incurred $427,981 and $18,992 in cost of sales attributable to the services performed through ioWorldMedia and its Subsidiaries for 2009 and 2008, respectively.  Cost of sales for 2009 increased by $408,989 or 2153.5% as compared to fiscal year 2009.  The increase is attributable to the launch of the io4business platform and the costs incurred as described previously.

Gross Profit

Gross profit was $427,639 and $207,669 for the years ended December 31, 2009 and 2008 respectively, an increase of $219,970 or 105.9%.  This increase resulted from the $628,959 increase in revenue and the $408,989 increase in cost of sales as discussed above.

Selling and general and administrative

The Company had consistent activities as a provider of Internet radio content during 2005 through 2010, which resulted in selling and general and administrative expenses attributable to this operation.  The Company is in the process of developing and expanding the Internet radio operation.  This process requires the addition of listeners and increasing the variety of content, and the primary costs to deliver the content is the music programmers, internet hosting, and related expenses.  This process also requires securing other sources of revenue such as advertisers, for which the Company predominantly utilizes the services of third parties in exchange for a commission.

For the years ended December 31, 2010 and 2009, the Company incurred selling and general and administrative expenses of $1,449,380 and $2,946,824, respectively a decrease of $1,497,444 or 50.8%. .  This decrease resulted from cost reduction activities implemented by the Company in 2009 to reduce its operational costs, along with a charge for impairment of intangible assets in 2008 of $1,055,352 that did not recur in 2009.  The Company incurred $495,508 of internet hosting and related expenses in 2009 compared to $662,497 in 2008, a reduction of $166,989 or 25.2%, as the Company negotiated more favorable hosting rates.  Professional fees, which include legal, accounting, consulting and music programmer expenses, were $837,226 in 2009 compared to $1,102,108 in 2008, a decrease of $264,882 or 24.0%, primarily the result of more efficient utilization of technology to reduce the cost of music programming, and a reduced utilization of consultants.  Royalties incurred in 2009 were $68,445, a $10,845 decrease, or 13.7% from the $79,290 reported for 2008. Royalty expense, which is based on expenses incurred by the Company, decreased as the result of an expense reduction program implemented by The Company during the year ended December 31, 2009.

Depreciation and amortization

The Company incurred amortization costs during the first six years of operations for the expensing of the Intellectual Property Intangible Asset.  The Company also incurs depreciation expense from long lived assets purchased.

For the years ended December 31, 2009 and 2008, depreciation and amortization expense was $200,171 and $326,665, respectively, a decrease of $126,488, or 38.7%.  This decrease resulted from a decrease in the amount of amortization for Intellectual Property Intangible Assets.

Interest expense

The Company first began recording interest expense in 2007, with the purchase of computer equipment to expand our business, which was financed on a capital lease basis.  The Company also recorded interest expense incurred in connection with convertible debt payable to two related party shareholders.  In 2011, the debt was forgiven and converted to equity in accordance with terms of the debt instruments.

For the years ended December 31, 2009 and 2008, the Company reported interest expense of $40,672 and $42,186, respectively, a decrease of $1,514, or 3.6%, which resulted from the decrease in interest expense incurred in connection with the principal reduction of the capital leases and interest accrued against the convertible debt instrument.

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

Net income (loss)

For the years ended December 31, 2009 and 2008, the Company reported net losses of $1,262,590 and $3,108,006, respectively, which resulted from the Company’s decision to expand its operations as an Internet radio provider.  See previous comments for explanation of the fluctuation in net loss.

Liquidity and capital resources

We have generated operating losses and negative cash flow from operations since inception in November, 2005. We incurred net losses of $1,262,590 and $3,108,006 for the years ended December 31, 2009 and 2008, and we may continue to experience net operating losses. Historically, we have relied upon outside investor funds to maintain our operations and develop our business. We anticipate raising additional capital within the next twelve months from investors for working capital and business expansion needs.  We can provide no assurance that additional investor funds will be available on terms acceptable to us. If we are unable to obtain additional financing to meet our working capital requirements, we may have to curtail our business operations.  Also, refer to the Going Concern paragraph in the Report of Independent Registered Public Accounting Firm for further explanation.

At December 31, 2009, we had negative working capital of $848,315, as compared to $645,280 at December 31, 2008.  The decrease in working capital is primarily due to an increase in additional accounts payable and accrued expenses to fund operations.

During the twelve months ended December 31, 2009 we experienced negative cash flow from operations of $792,990, as compared to $1,401,714 in 2008. The increase in cash flow from operations in 2009 is the result of the reduced net loss, offset by the effect of less depreciation and amortization ($126,488), and the decrease of cash flows from the non-recurring impairment of intangible charge of $1,055,352 in 2008.

The Company did not purchase or sell any capital assets during the years ended December 31, 2009 and 2008, which results in $-0- for net cash provided by or used for investing activities during these two calendar years..

Net cash provided by financing activities in 2009 was $803,805, compared to $1,301,941 in 2008, a decrease of $498,136, which primarily resulted from a $485,022 reduction in the assumption of new debt obligations .

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

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
STATEMENTS OF OPERATIONS
 For the Years Ended December 31, 2010, 2009, 2008, 2007, 2006 and 2005

	2010	2009	2008	2007	2006	2005

Sales	$841,120	$855,620	$226,661	$231,607	$300,265	$21,880

Cost of goods sold	430,824	427,981	18,992	10,233	5,925	228

Gross profit	410,296	427,639	207,669	221,374	294,340	21,652

Operating expenses:

Selling and general and administrative	1,194,150	1,449,380	2,946,824	3,119,418	2,641,311	602,647
Depreciation and amortization	109,830	200,177	326,665	309,881	254,483	21,169

Total expenses	1,303,980	1,649,557	3,273,489	3,429,299	2,895,794	623,816

Net operating income	(893,684)	(1,221,918)	(3,065,820)	(3,207,925)	(2,601,454)	(602,164)

Other income (expense)

Other comprehensive income	-	-	-	-	-	82,605
Interest expense	(27,147)	(40,672)	(42,186)	(82,211)	-	(27)

Total other income (expense)	(27,147)	(40,672)	(42,186)	(82,211)	-	82,578

Net income (loss) before income taxes	(920,831)	(1,262,590)	(3,108,006)	(3,290,136)	(2,601,454)	(519,586)

Provision for income taxes	-	-	-	-	-	-

Net income (loss)	$(920,831)	$(1,262,590)	$(3,108,006)	$(3,290,136)	$(2,601,454)	$(519,586)

Net loss per weighted share,
basic and fully diluted	$(0.01)	$(0.01)	$(0.04)	$(0.04)	$(0.06)	$(0.08)

Weighted average number of common
shares outstanding, basic and fully diluted	97,830,374	86,957,874	86,957,874	75,707,874	41,882,760	6,156,825

See notes to consolidated financial statements.

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
Statement of Shareholders' Equity
For the Years Ended December 31, 2010, 2009, 2008, 2007, 2006 and 2005

									Accumulated
					Additional		Common		Other
	Common Stock		Preferred Stock		Paid-in	Treasury	Stock	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Subscribed	Earnings	Income	Total

Balance, December 31, 2004	2,209,537	$2,310	25,000	$25	$51,704,944	$(25,931)	$(44,925)	$(51,994,752)	$84,868	$(273,461)

Collection of subscription receivable							44,925			44,925

Recognition of unrealized investment gain
upon disposal of investments									(84,868)	(84,868)

Common shares issued in acquisition	2,180,000	2,180			106,820					109,000

Common shares issued for debt	5,370,000	5,370			263,130					268,500

Common shares issued for intellectual property	16,430,000	16,430			805,070					821,500

Common shares issued for intellectual property	10,000,000	10,000			490,000					500,000

Net loss								(519,586)		(519,586)

Balance, December 31, 2005	36,189,537	$36,290	25,000	$25	$53,369,964	$(25,931)	$-	$(52,514,338)	$-	$866,010

Shares issued in lieu of compensation	2,160,000	2,160			105,840					108,000

Shares issued for stock subscriptions	500,000	500			249,500					250,000

Common shares issued for services	4,000,000	4,000			196,000					200,000

Common shares issued in settlement
of debt obligations	790,770	791			394,594					395,385

Common shares issued for services	1,000,000	1,000			49,000					50,000

Net loss								(2,601,454)		(2,601,454)

Balance, December 31, 2006	44,640,307	$44,741	25,000	$25	$54,364,898	$(25,931)	$-	$(55,115,792)	$-	$(732,059)

Common shares issued in settlement
of debt obligations	31,067,567	31,067			1,522,311					1,553,378

Net loss								(3,290,136)		(3,290,136)

Balance, December 31, 2007	75,707,874	$75,808	25,000	$25	$55,887,209	$(25,931)	$-	$(58,405,928)	$-	$(2,468,817)

Common shares issued for services	1,250,000	1,250			61,250					62,500

Common shares issued in settlement
of debt obligations	10,000,000	10,000			790,000					800,000

Net loss								(3,108,006)		(3,108,006)

Balance, December 31, 2008	86,957,874	$87,058	25,000	$25	$56,738,459	$(25,931)	$-	$(61,513,934)	$-	$(4,714,323)

Net loss								(1,262,590)		(1,262,590)

Balance, December 31, 2009	86,957,874	$87,058	25,000	$25	$56,738,459	$(25,931)	$-	$(62,776,524)	$-	$(5,976,913)

Common shares issued for services	2,000,000	2,000			18,000					20,000

Common shares issued in settlement
of debt obligations	19,745,000	19,745			177,705					197,450

Net loss								(920,831)		(920,831)

Balance, December 31, 2010	108,702,874	$108,803	25,000	$25	$56,934,164	$(25,931)	$-	$(63,697,355)	$-	$(6,680,294)

See notes to consolidated financial statements.

ioWorldMedia, Incorporated and Subsidiaries
Statements of Cash Flows
For the Years Ended December 31, 2010, 2009, 2008, 2007, 2006, and 2005

	Years Ended December 31,
	2010	2009	2008	2007	2006	2005

Cash flows from operations
Net income (loss)	$(920,831)	$(1,262,590)	$(3,108,006)	$(3,290,136)	$(2,601,454)	$(519,586)
Adjustment to reconcile net loss to net cash:
Depreciation and amortization	109,830	200,177	326,665	309,881	254,483	21,169
Expenses settled by issuance of common stock	20,000	-	62,500	-	358,000	-
Loss (gain) on sale of marketable securities	-	-	-	-	-	-
Adjust marketable securities to market	-	-	-	-	-	(77,748)
Impairment charge on acquisition intangibles	-	-	1,055,352	1,505,942	-	-
Changes in operating assets and liabilities:	-	-	-	-	-	-
Accounts receivable	6,269	(12,955)	14,686	(8,000)	16,827	(16,827)
Deposits	-	-	-	(1,046)	-	-
Accounts payable and accrued expenses	167,730	281,235	247,611	(85,892)	177,304	470,913
Accrued revenue	(17,899)	248	374	14,250	(13,587)	(1,285)
Prepaid expenses	(903)	895	(896)	895	(1,492)	-
Net cash provided by (used for) operating activities	(635,804)	(792,990)	(1,401,714)	(1,554,106)	(1,809,919)	(123,364)

Cash flows from investing activities
Intellectual property purchased	-	-	-	-	-	(947,994)
Asset acquisition, net of stock issued						(862,295)
Capital expenditures	-	-	-	(347,464)	(15,711)	-
Proceeds from sale of marketable securities	-	-	-	-	-	147,715
Net cash used for investing activities	-	-	-	(347,464)	(15,711)	(1,662,574)

Cash flows from financing activities
Due to related party shareholders	596,876	583,478	1,388,500	1,721,673	1,899,109	1,686,277
Collection of stock subscription receivable		-	-	-	-	44,925
Proceeds from long-term borrowing	80,000	320,000	-	287,108	-	-
Payments on capital lease obligation	(44,100)	(99,673)	(86,559)	(52,704)	-	-
Net cash provided by financing activities	632,776	803,805	1,301,941	1,956,077	1,899,109	1,731,202

Net increase (decrease) in cash	(3,028)	10,815	(99,773)	54,507	73,479	(54,736)
Cash, beginning of period	5,085	(5,730)	94,043	39,536	(33,943)	20,793

Cash, end of period	$2,057	$5,085	$(5,730)	$94,043	$39,536	$(33,943)

Supplemental disclosures:

Cash paid during the year for:
Interest	$27,147	$40,672	$42,186	$82,211	$0	$27

Noncash financing activities:
Common stock issued In settlement of debt obligation	$197,450	$0	$800,000	$1,553,378	$645,385	$0

Common stock issued for services	$20,000	$0	$62,500	$0	$358,000	$0

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

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010, 2009, 2008, 2007, 2006 and 2005

2.	Liquidity

During the year ended December 31, 2010, 2009, 2008, 2007, 2006 and 2005, the Company incurred net losses of approximately $921,000, $1,263,000, $3,108,000, $3,290,000, $2,601,000 and $520,000 respectively, while cash used by operations was approximately $636,000, $793,000, $1,402,000, $1,554,000, $1,810,000 and $123,000 respectively. The Company has not attained a level of revenues sufficient to support recurring expenses.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount.  Any allowance for doubtful accounts is the Company’s best estimate of the amount of probable losses to the Company’s existing accounts receivable.  No allowance for doubtful accounts was recorded for the years ended December 31, 2010, 2009, 2008, 2007, 2006 and 2005.

Accrued Revenue

Accrued revenues represent estimates of ad revenue, based on ad runs, expected collections on those runs and reports of expected amounts to be paid by third parties placing ads.

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

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  The impairment charges for the years ended December 31, 2010, 2009, 2008, 2007, 2006 and 2005 were $0, $0, $1,055,352, $1,505,942, $0 and $0, respectively.

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

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at December 31, 2010, 2009, 2008, 2007, 2006 and 2005.

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period.  The calculation of diluted net loss per share excludes the conversion of any convertible debt obligations into common or  preferred stock as of December 31, 2010, 2009, 2008, 2007, 2006 and 2005 , respectively, since the effect of conversion is anti-dilutive.

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010, 2009, 2008, 2007, 2006 and 2005

3.	Summary of significant accounting policies (continued)

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  No stock-based compensation expense under FASB ASC 718 was recorded during the years ended December 31, 2010, 2009, 2008, 2007, 2006 and 2005 .

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

4.	Property and equipment

Property and equipment consisted of the following at December 31:

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2010	2009	2008	2007	2006	2005

Captialized leases	$248,077	$248,077	$248,077	$248,077	$0	$0
Equipment	115,098	115,098	115,098	115,098	15,712	0

	363,175	363,175	363,175	363,175	15,712	0
Less: accumulated depreciation	(274,209)	(201,574)	(128,939)	(56,304)	(454)	0)

	$88,966	$161,601	$234,236	$306,871	$15,258	$0

Depreciation expense was $72,635, $72,635, $72,635, $55,851, $454, and $0 for the years ended December 31, 2010, 2009, 2008, 2007, 2006, and 2005 respectively.

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010, 2009, 2008, 2007, 2006 and 2005

5.	Notes Payable—Related Party Shareholders

	2010	2009	2008		2007		2006		2005

Note payable--shareholder, unsecured,
non-interest bearing, and due on demand.	$80,000	$140,000	$140,000	$		$		$

Note payable--shareholder, unsecured,
non-interest bearing, and due on demand.	1,853,271	1,853,271	1,853,271		2,173,271		3,085,195		1,209,486

Note payable--shareholder, unsecured,
non-interest bearing, and due on demand.	1,519,497	1,519,497	1,519,693		826,000

Note payable--shareholder, unsecured,
non-interest bearing, and due on demand.	1,425,107	952,295	393,620		833,119		578,900		555,500

Unsecured convertible promissory note
payable to shareholder, interest rate
at 5% per annum, due June 5, 2013;
note converted into preferred stock
on April 5, 2011.	306,738	539,306	514,306

Unsecured convertible promissory note,
interest rate at 5% per annum, due
June 5, 2013; note converted into common
stock on April 5, 2011.	219,181	-

	5,403,794	5,004,368	4,420,890		3,832,390		3,664,095		1,764,986
Less: current portion	(5,403,794)

	$-	$5,004,368	$4,420,890		$3,832,390		$3,664,095		$1,764,986

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010, 2009, 2008, 2007, 2006 and 2005

6.	Notes Payable

At various dates during the years 2010 and 2009, an individual investor advanced the Company funds, aggregating to a total of $400,000 and $320,000 at December 31, 2010 and 2009, respectively.  The advances are non-interest bearing and due on demand.   There were no advances prior to 2009.

7.	Intellectual Property

In November 2005, the Company acquired Search Play, LLC, a provider of internet based radio entertainment, in a transaction accounted for as a business combination.  Part of the purchase price was allocated to intellectual property, as summarized in the table that follows:

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2010	2009	2008	2007	2006	2005

Patents pending and developed technology	$758,922	$758,922	$758,922	$758,922	$758,922	$758,922
Trademarks and other	189,072	189,072	189,072	189,072	189,072	189,072

Total	947,994	947,994	947,994	947,994	947,994	947,994
Less: accumulated amortization	(947,994)	(910,799)	(783,257)	(529,228)	(275,198)	(21,169)

Unamortized intellectual property	$0	$37,195	$164,737	$418,766	$672,796	$926,825

8.	Income Taxes

At December 31, 2010, the Company had approximately $46.0 million of net operating losses (“NOL”) carry-forwards for federal and state income purposes.  These losses are available for future years and expire through 2030.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The Company is not currently involved in any tax audits with the State of Florida or the Internal Revenue Service.  The Company is delinquent in its income tax filings beginning with the 2005 tax year.  There are not considered to be any material penalties for those periods as the Company has only incurred losses in the returns to be filed.

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010, 2009, 2008, 2007, 2006 and 2005

8.	Income Taxes (continued)

The deferred tax asset is summarized as follows:

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2010	2009	2008	2007	2006	2005
Deferred tax asset:

Net operating loss carryforwards	$18,400,000	$18,900,000	$18,900,000	$17,700,000	$16,500,000	$15,500,000

Deferred tax liability	18,400,000	18,900,000	18,900,000	17,700,000	16,500,000	15,500,000

Less: accumulated amortization	(18,400,000)	(18,900,000)	(18,900,000)	(17,700,000)	(16,500,000)	(15,500,000)

Unamortized intellectual property	$-	$-	$-	$-	$-	$-

A reconciliation of income tax expense computed at the U.S. federal, state, and local statutory rates and the Company’s effective tax rate is as follows:

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2010	2009	2008	2007	2006	2005

Statutory federal income tax expense	(34)%	(34)%	(34)%	(34)%	(34)%	(34)%

State and local income tax	(4)	(4)	(4)	(4)	(4)	(4)
(net of federal benefits)

Valuation allowance	38	38	38	38	38	38

	-%	-%	-%	-%	-%	-%

The Company has taken a 100% valuation allowance against the deferred tax asset attributable to the NOL carryforwards of $18.4 million, $18.9 million, $18.9 million, $17.7 million, $16.5 million, and $15.5 million at December 31, 2010, 2009, 2008, 20007, 2006 and 2005, respectively, due to the uncertainty of realizing the future tax benefits.  The decrease in valuation allowance of $500,000 is primarily attributable to the expiration of net operating losses from earlier years, partially offset by the net loss reported by the Company for the year ended December 31, 2010.

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010, 2009, 2008, 2007, 2006 and 2005

9.	Common Stock

The Company is authorized to issue 250 million shares of common stock with a par value of $.001. At December 31, 2010, 2009, 2008, 2007, 2006 and 2005, 108,702,874, 86,957,874, 86,957,874, 75,707,874, 44,640,307 and 36,189,537 million shares were outstanding, respectively.

10.	Preferred stock

The Company is authorized to issue 5 million shares of preferred stock with a par value of $.001. Preferred stock is convertible to common stock, at the option of the holder into common stock at a conversion rate of one share of common stock for each share of preferred stock being converted.  The holders of preferred stock are entitled to one vote for each whole share of common stock into which such preferred stock could then be converted.  Preferred stock carries no cumulative dividend or coupons; however, holders of preferred stock are entitled to receive such dividends as declared for common stock on a one for one basis.  At the earlier of August 31, 2006 or upon change of control of the Company, preferred stock can be redeemed at the option of the Company at $1.00 per share.  No preferred shares were outstanding at December 31, 2010, 2009, 2008, 2007, 2006 and 2005 as the issued shares are in treasury.

11.	Stockholders’ Equity

On October 1, 2005 the Company issued 2,180,000 shares of common stock to an entity controlled by John Stanton for services rendered in connection with the Contribution Agreement for the acquisition of Searchplay, LLC.

On November 23, 2005 the Company issued 5,370,000 shares of common stock to an entity controlled by John Stanton, Thomas Bean and Alex H. Edwards as a part of the Searchplay acquisition for pre-combination debts.  Also on November 23, 2005 the Company issued 26,430,000 for Intellectual Property as a part of the Searchplay acquisition.

On April 19, 2006, the Company issued 540,000 shares of its common stock to each of the four members of its Board of Directors as compensation for services.  Also on April 19, 2006, the Company issued 500,000 shares of its common stock to accredited investors for $250,000 in cash that was received in calendar 2005 and reflected as “common stock subscription advances.”  On April 19, 2006 the Company also issued 4,000,000 shares to an entity controlled by John Stanton as settlement of an account payable.

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

In January 2008, the Company issued 10,000,000 shares of its common stock to related parties in connection with the conversion of debt.  Entities controlled by Thomas Bean received 7,000,000 shares and entities controlled by Alex H. Edwards received 3,000,000 shares.

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010, 2009, 2008, 2007, 2006 and 2005

11.	Stockholders’ Equity (continued)

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

The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of December 31, 2010, are as follows:

For the year ending December 31,	2011

$4,186

Total minimum lease payments	4,186

Less: Amount representing interest	(114)

Present value of net minimum lease payments	$4,072

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010, 2009, 2008, 2007, 2006 and 2005

13.	Related Party

At various dates during the year 2008, a related party shareholder advanced the Company funds, aggregating to a total $80,000, $140,000 and $140,000 at December 31, 2010, 2009 and 2008, respectively. The advances are non-interest bearing and due on demand.  The unsecured note obligation was converted into preferred stock on April 5, 2011.

At various dates during the years 2004 through 2007, a related party shareholder advanced the Company funds, aggregating to a total $1,853,271, $1,853,271, $1,853,271, $2,173,271, $3,085,195 and $1,209,486 at December 31, 2010, 2009, 2008, 2007, 2006 and 2005, respectively. The advances are non-interest bearing and due on demand.  The unsecured note obligation was converted into preferred stock on April 5, 2011.

At various dates during the years 2007 through 2009, a related party shareholder advanced the Company funds, aggregating to a total $1,519,497, $1,519,497, $1,519,693 and $826,000 at December 31, 2010, 2009, 2008 and 2007, respectively. The advances are non-interest bearing and due on demand.  The unsecured note obligation was converted into preferred stock on April 5, 2011.

At various dates during the years 2005 through 2010, a related party shareholder advanced the Company funds, aggregating to a total $1,425,107, $952,295, $393,620, $833,119, $578,900 and $555,500 at December 31, 2010, 2009, 2008, 2007, 2006 and 2005, respectively. The advances are non-interest bearing and due on demand.  The unsecured note obligation was converted into preferred stock on April 5, 2011.

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

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010, 2009, 2008, 2007, 2006 and 2005

14.	Subsequent Events

The Company has analyzed its operations subsequent to December 31, 2010 through the date these financial statements were filed with the Securities and Exchange Commission.

In February 2011, the Company issued 1.0 million shares to a non-related party for an investment of $200,000.

On April 4, 2011, the Company’s board of directors approved the following actions:

·
The issuance of 3,000,000 restricted common shares to each of the directors, Thomas Bean, John Stanton, and Alex Edwards, in lieu of any compensation, which would have been received during the previous five years of service through December 31, 2010;

·
Converted the balance due Zanett Opportunity Fund, Ltd, a related party shareholder, against the unsecured, 5% convertible promissory note, due April 5, 2103, into 1,942,905 shares of the Company’s common stock;

·	The issuance of 2,420,000 restricted common shares for services provided by nine individuals since the inception of the Company; and
·
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

The following financial information is presented as delinquent quarterly filings commencing the first quarter ending March 31, 2005.

ioWorldMedia, Incorporated and Subsidiaries
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
Quarterly Statement of Operations

	Unaudited
	2005 Quarter Ending

	March 31	June 30	September 30	31-Dec

Sales	$-	$-	$-	$21,880

Cost of sales				228

Gross profit	-	-	-	21,652

Operating expenses:

Selling and general and administrative	3,584	245,863	71,997	302,399
Depreciation and amortization		-

Total expenses	3,584	245,863	71,997	302,399

Net operating income	(3,584)	(245,863)	(71,997)	(280,747)

Other income (expense)

Other comprehensive income	4,857	77,748	-	-
Interest expense

Total other income (expense)	4,857	77,748	-	-

Net income (loss) before income taxes	1,273	(168,115)	(71,997)	(280,747)

Provision for income taxes	-	-	-	-

Net income (loss)	$1,273	$(168,115)	$(71,997)	$(280,747)

Net loss per weighted share,
basic and fully diluted	$0.00	$(0.08)	$(0.03)	$(0.02)

Weighted average number of common
shares outstanding, basic and fully diluted	2,209,537	2,209,537	2,209,537	17,869,972

ioWorldMedia, Incorporated and Subsidiaries
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
Quarterly Statement of Operations

	Unaudited
	2006 Quarter Ending

	March 31	June 30	September 30	31-Dec

Sales	$46,960	$51,487	$114,246	$87,573

Cost of sales	1,783	1,284	1,219	1,640

Gross profit	45,177	50,203	113,027	85,933

Operating expenses:

Selling and general and administrative	549,271	984,236	479,283	628,522
Depreciation and amortization	63,507	63,507	63,507	63,961

Total expenses	612,778	1,047,743	542,790	692,483

Net operating income	(567,601)	(997,540)	(429,763)	(606,550)

Other income (expense)

Other comprehensive income			-	-
Interest expense

Total other income (expense)	-	-	-	-

Net income (loss) before income taxes	(567,601)	(997,540)	(429,763)	(606,550)

Provision for income taxes	-	-	-	-

Net income (loss)	$(567,601)	$(997,540)	$(429,763)	$(606,550)

Net loss per weighted share,
basic and fully diluted	$(0.02)	$(0.02)	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding, basic and fully diluted	36,278,426	42,565,480	44,642,307	44,642,307

ioWorldMedia, Incorporated and Subsidiaries
Quarterly Balance Sheet
2007

	Unaudited
	2007 Quarter Ending

	March 31	June 30	September 30	December 31

ASSETS

Current assets

Cash	$12,610	$2,603	$8,843	$94,043
Accounts receivable	3,486			8,000
Prepaid expense	1,269	43,426	820	597
Accrued revenue		3,708	9,988	622

Total current assets	17,365	49,737	19,651	103,262

Property and equipment, net of accumulated depreciation	41,775	338,516	323,990	306,871

Other assets

Intangible assets, net of impairment and accum amortization	3,170,583	3,107,076	3,043,569	1,474,118
Security deposit		1,046	1,046	1,046

Total other assets	3,170,583	3,108,122	3,044,615	1,475,164

Total assets	$3,229,723	$3,496,375	$3,388,256	$1,885,297

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Current portion of capital lease payable	$-	$125,664	$113,559	$86,558
Accounts payable and accrued expenses	403,460	269,462	267,203	287,320

Total current liabilities	403,460	395,126	380,762	373,878

Related party loans payable	2,499,595	2,968,590	3,354,390	3,832,390
Common stock subscription advances	-
Long term debt		192,650	170,642	147,845

Total liabilities	2,903,055	3,556,366	3,905,794	4,354,113

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
Quarterly Statement of Operations

	Unaudited
	2007 Quarter Ending

	March 31	June 30	September 30	31-Dec

Sales	$75,587	$63,666	$41,430	$50,924

Cost of sales	2,151	3,224	2,265	2,591

Gross profit	73,436	60,442	39,165	48,333

Operating expenses:

Selling and general and administrative	449,475	355,243	405,470	1,909,231
Depreciation and amortization	65,234	81,439	81,587	81,621

Total expenses	514,709	436,682	487,057	1,990,852

Net operating income	(441,273)	(376,240)	(447,892)	(1,942,519)

Other income (expense)

Other comprehensive income			-	-
Interest expense	(53,378)	(10,418)	(9,655)	(8,759)

Total other income (expense)	(53,378)	(10,418)	(9,655)	(8,759)

Net income (loss) before income taxes	(494,651)	(386,658)	(457,547)	(1,951,278)

Provision for income taxes	-	-	-	-

Net income (loss)	$(494,651)	$(386,658)	$(457,547)	$(1,951,278)

Net loss per weighted share,
basic and fully diluted	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Weighted average number of common
shares outstanding, basic and fully diluted	75,707,874	75,707,874	75,707,874	75,707,874

ioWorldMedia, Incorporated and Subsidiaries
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
shares issued and outstanding at each quarter end, respectively	87,058	87,058	87,058	87,058
Preferred stock, $.001 par value, 5,000,000 shares authorized,
25,000 shares issued and no shares outstanding	25	25	25	25
Additional paid-in capital	56,738,459	56,738,459	56,738,459	56,738,459
Treasury stock, 25,000 shares of preferred, at cost	(25,931)	(25,931)	(25,931)	(25,931)
Accumulated defcit	(58,934,806)	(59,427,319)	(59,828,962)	(61,513,934)

Total stockholders' equity	(2,135,195)	(2,627,708)	(3,029,351)	(4,714,323)

Total liabilities and stockholders' equity	$1,721,977	$1,658,434	$1,554,852	$389,34 3

ioWorldMedia, Incorporated and Subsidiaries
Quarterly Statement of Operations

	Unaudited
	2008 Quarter Ending

	March 31	June 30	September 30	31-Dec

Sales	$62,129	$42,727	$45,498	$76,307

Cost of sales	2,165	2,400	3,267	11,160

Gross profit	59,964	40,327	42,231	65,147

Operating expenses:

Selling and general and administrative	499,127	442,056	349,304	1,656,444
Depreciation and amortization	81,666	81,666	81,665	81,666

Total expenses	580,793	523,722	430,969	1,738,110

Net operating income	(520,829)	(483,395)	(388,738)	(1,672,963)

Other income (expense)

Other comprehensive income			-	-
Interest expense	(8,049)	(9,118)	(12,905)	(12,010)

Total other income (expense)	(8,049)	(9,118)	(12,905)	(12,010)

Net income (loss) before income taxes	(528,878)	(492,513)	(401,643)	(1,684,973)

Provision for income taxes	-	-	-	-

Net income (loss)	$(528,878)	$(492,513)	$(401,643)	$(1,684,973)

Net loss per weighted share,
basic and fully diluted	$(0.01)	$(0.01)	$(0.00)	$(0.02)

Weighted average number of common
shares outstanding, basic and fully diluted	86,957,874	86,957,874	86,957,874	86,957,874

ioWorldMedia, Incorporated and Subsidiaries
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
Quarterly Statement of Operations

	Unaudited
	2009 Quarter Ending

	March 31	June 30	September 30	31-Dec

Sales	$177,016	$268,659	$203,764	$206,180

Cost of sales	113,565	125,498	92,306	96,503

Gross profit	63,451	143,161	111,458	109,677

Operating expenses:

Selling and general and administrative	394,943	384,019	372,795	298,589
Depreciation and amortization	81,666	63,596	27,457	27,457

Total expenses	476,609	447,615	400,252	326,046

Net operating income	(413,158)	(304,454)	(288,794)	(216,369)

Other income (expense)

Interest expense	(11,296)	(10,429)	(9,501)	(8,589)

Total other income (expense)	(11,296)	(10,429)	(9,501)	(8,589)

Net income (loss) before income taxes	(424,454)	(314,883)	(298,295)	(224,958)

Provision for income taxes	-	-	-	-

Net income (loss)	$(424,454)	$(314,883)	$(298,295)	$(224,958)

Net loss per weighted share,
basic and fully diluted	$(0.005)	$(0.004)	$(0.003)	$(0.003)

Weighted average number of common
shares outstanding, basic and fully diluted	86,957,874	86,957,874	86,957,874	86,957,874

ioWorldMedia, Incorporated and Subsidiaries
Quarterly Balance Sheet
2010

	Unaudited
	2010 Quarter Ending

	March 31	June 30	September 30	31-Dec

ASSETS

Current assets

Cash	$6,983	$118,254	$3,620	$2,057
Accounts receivable	830	273
Prepaid expense	373
Accrued revenue		149		19,399

Total current assets	8,186	118,676	3,620	21,456

Property and equipment, net of accumulated depreciation	143,442	125,284	107,125	88,966

Other assets

Intellectual Property Intangible, net of accumulated amortization	27,897	18,598	9,299
Security deposit	1,046	1,046	1,046	1,046

Total other assets	28,943	19,644	10,345	1,046

Total assets	$180,571	$263,604	$121,090	$111,468

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Note payable related party shareholders	$-	$5,013,301	$5,276,799	$5,403,794
Note payable		613,867	400,000	400,000
Current portion of capital lease payable	19,943	9,854	7,011	4,072
Accounts payable and accrued expenses	881,414	898,882	937,789	983,896

Total current liabilities	901,357	6,535,904	6,621,599	6,791,762

Notes payable related party shareholders	5,086,868	-	-	-
Capital lease payable, net of current portion	-	-	-	-
Note payable-long-term	401,035	-	-	-

Total liabilities	6,389,260	6,535,904	6,621,599	6,791,762

Stockholders' equity

Common stock, $.001 par value; 250,000,000 as of April 1, 2010 and and 90,000,000 authorized, 86,957,874, 108,702,874, 108,872,874 and
108,702,874 shares issued and outstanding at each quarter end, respectively	87,058	108,803	108,803	108,803
Preferred stock, $.001 par value, 5,000,000 shares authorized,
25,000 shares issued and no shares outstanding	25	25	25	25
Additional paid-in capital	56,738,459	56,934,164	56,934,164	56,934,164
Treasury stock, 25,000 shares of preferred, at cost	(25,931)	(25,931)	(25,931)	(25,931)
Accumulated defcit	(63,008,300)	(63,289,361)	(63,517,570)	(63,697,355)

Total stockholders' equity	(6,208,689)	(6,272,300)	(6,500,509)	(6,680,294)

Total liabilities and stockholders' equity	$180,571	$263,604	$121,090	$111,468

ioWorldMedia, Incorporated and Subsidiaries
Quarterly Statement of Operations

	Unaudited
	2010 Quarter Ending

	March 31	June 30	September 30	31-Dec

Sales	$181,647	$191,544	$207,302	$260,625

Cost of sales	95,572	102,343	113,108	119,799

Gross profit	86,075	89,201	94,194	140,826

Operating expenses:

Selling and general and administrative	282,779	336,067	288,868	287,171
Depreciation and amortization	27,457	27,457	27,457	27,458

Total expenses	310,236	363,524	316,325	314,629

Net operating income	(224,161)	(274,323)	(222,131)	(173,803)

Other income (expense)

Interest expense	(7,615)	(6,738)	(6,078)	(5,982)

Total other income (expense)	(7,615)	(6,738)	(6,078)	(5,982)

Net income (loss) before income taxes	(231,776)	(281,061)	(228,209)	(179,785)

Provision for income taxes	-	-	-	-

Net income (loss)	$(231,776)	$(281,061)	$(228,209)	$(179,785)

Net loss per weighted share,
basic and fully diluted	$(0.003)	$(0.003)	$(0.002)	$(0.002)

Weighted average number of common
shares outstanding, basic and fully diluted	86,957,874	87,196,830	108,702,874	108,702,874

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2010.

Based on that evaluation, the Company’s officers concluded that, considering the existence of material weaknesses indentified, the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls.

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

•
The Company does not have a sufficient number of independent directors for our board and audit committee.  We currently have no independent director on the board, which is comprised of two directors, and we do not have an audit committee.  As a publicly-traded company, we should strive to have a majority of our board of directors to be independent.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting since the quarter ended September 30, 2010 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

3.5
Amendment to the Articles of Incorporation of Powercerv Corporation dated December 21, 2005. (incorporated herein by reference to Exhibit Number 3.5 of the Company's Amended Annual Report on Form 10-K/A filed April 21,2011).

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

IOMEDIAWORLD, INCORPORATED

Date: June 4, 2012	By:	/s/ Thomas Bean
Thomas Bean
Chief Executive Officer and Chairman of the Board.
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Bean	Chief Executive Officer, Chief Financial Officer and	June 4, 2012
Thomas Bean	Chairman of the Board of Directors (Principal Executive Officer and Principal Financial Officer)