Form 10-Q/A
period 2011-09-30
IO World Media, Inc
filed 2012-06-12
CIK 1005758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

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

EXPLANATORY NOTE

This amendment on Form 10-Q/A of IOWORLDMEDIA, INCORPORATED is being filed to replace the Quarterly Report on Form 10-Q that was filed on November 14, 2011.

This amendment to the quarterly report of IOWORLDMEDIA, INCORPORATED together with its consolidated subsidiaries, (“ioWorldMedia”, the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) covers periods after December 31, 2010. The amendment is in response to SEC Staff comments.   The changes to this amendment from the Quarterly Report filed November 14, 2011 are to provide more detailed and thorough disclosure to current and prospective shareholders.  In specific, the Management Discussion & Analysis added more thorough discussion for each section of the MD&A. The interest forgiven by the holders of the convertible debt was reclassified from interest income to additional paid in capital.  Note 14 has been added for the restatement of the financials as of June 30, 2011.  In Note 3. Summary of significant accounting policies there has been a section added to explain Accrued Revenue, separate from Accounts Receivable.  Preferred Stock has been reclassified to Temporary Equity on the balance sheet and additional disclosure provided in Note 10.

FORM 10-Q
IOWORLDMEDIA, INCORPORATED.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ioWorldMedia, Incorporated and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash	$155,333	$2,057
Accounts receivable	40,464	-
Prepaid expense	138,301	1,500
Accrued revenue	39,977	17,899
Total current assets	374,075	21,456

Property and equipment, net of accumulated depreciation	122,759	88,966

Other assets
Advance payments for contractual obligations	166,239	-
Security deposit	-	1,046
Total other assets	166,239	1,046

Total assets	$663,073	$111,468

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Note payable related party shareholders	$-	$5,403,794
Note payable	400,000	400,000
Current portion of capital lease payable	-	4,072
Accounts payable and accrued expenses	553,410	983,896
Deferred revenue	328,885	-
Total current liabilities	1,282,295	6,791,762

Deferred revenue	414,555	-
Total liabilities	1,696,850	6,791,762

Preferred stock, $.001 par value, 5,000,000 shares authorized, 3,025,000
shares issued and 3,000,000 outstanding at September 30, 2011	3,025	25
Additional paid-in capital	5,769,279	-
	5,772,304	25
Stockholders' equity

Common stock, $.001 par value; 250,000,000 authorized, 133,347,479 and 108,702,874 shares issued and outstanding at September 30, 2011
and December 31, 2010, respectively	133,448	108,803
Additional paid-in capital	57,548,374	56,934,164
Treasury stock, 25,000 shares of preferred, at cost	(25,931)	(25,931)
Accumulated defcit	(64,461,972)	(63,697,355)
Total stockholders' equity	(6,806,081)	(6,680,319)

Total liabilities and stockholders' equity	$663,073	$111,468

See notes to consolidated financial statements.

ioWorldMedia, Incorporated and Subsidiaries
CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$445,658	$207,302	$1,212,131	$580,494
Cost of sales	202,774	113,108	583,125	311,024
Gross profit	242,884	94,194	629,006	269,470

Operating expenses:
Selling and general and administrative	406,994	288,868	1,329,694	907,712
Depreciation and amortization	21,711	27,457	58,034	82,372
Total expenses	428,705	316,325	1,387,728	990,084
Net operating income	(185,821)	(222,131)	(758,722)	(720,614)

Other income (expense)
Interest income (expense)	-	(6,078)	(5,895)	(20,432)
Total other income (expense)	-	(6,078)	(5,895)	(20,432)
Net income (loss) before income taxes	(185,821)	(228,209)	(764,617)	(741,046)
Provision for income taxes	-	-	-	-

Net income (loss)	$(185,821)	$(228,209)	$(764,617)	$(741,046)

Net loss per weighted share,
basic and fully diluted	$(0.0014)	$(0.0021)	$(0.0061)	$(0.0079)

Weighted average number of common
shares outstanding, basic and fully diluted	133,347,479	108,702,874	125,027,127	94,365,511

See notes to consolidated financial statements.

ioWorldMedia, Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total

Balance, December 31, 2009	86,957,874	$87,058	$56,738,459	$(25,931)	$(62,776,524)	(5,976,938)
Common shares issued for services	2,000,000	2,000	18,000			20,000
Common shares issued in settlement
of debt obligations	19,745,000	19,745	177,705			197,450
Net loss					(920,831)	(920,831)
Balance, December 31, 2010	108,702,874	$108,803	$56,934,164	$(25,931)	$(63,697,355)	$(6,680,319)
Common shares issued for cash	1,000,000	1,000	199,000			200,000
Common shares issued for
debt conversion	1,942,905	1,943	219,895			221,838
Restricted common shares issued
for services	2,420,000	2,420	21,780			24,200
Restricted common shares issued
for Directors' Fees	9,000,000	9,000	81,000			90,000
Restricted common shares issued
as part of Talent contract	10,000,000	10,000	90,000			100,000
Restricted common shares issued
to Early Enlister subscribers	281,700	282	2,535			2,817
Net loss					(764,617)	(764,617)
Balance, September 30, 2011	133,347,479	$133,448	$57,548,374	$(25,931)	$(64,461,972)	$(6,806,081)

See notes to consolidated financial statements.

ioWorldMedia, Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2011	2010
	(Unaudited)	(Unaudited)

Cash flows from operations
Net income (loss)	$(764,617)	$(741,046)
Adjustment to reconcile net loss to net cash:
Depreciation and amortization	58,034	82,372
Expenses settled by issuance of common stock	128,128	-
Changes in operating assets and liabilities:
Accounts receivable	(40,464)	6,269
Deposits	1,046	-
Accounts payable and accrued expenses	159,837	121,623
Accrued revenue	(22,078)	-
Prepaid expenses	(103,467)	597
Advance payments on contractual obligations	(110,684)	-
Deferred revenue	743,440	-
Net cash provided by (used for) operating activities	49,175	(530,185)

Cash flows from investing activities
Capital expenditures	(91,827)	-

Net cash provided by financing activities	(91,827)	-

Cash flows from financing activities
Issuance of common stock	200,000	217,450
Due to related party shareholders	-	55,907
Proceeds from long-term borrowing	-	296,524
Payments on capital lease obligation	(4,072)	(41,161)

Net cash provided by financing activities	195,928	528,720

Net increase (decrease) in cash	153,276	(1,465)
Cash, beginning of period	2,057	5,085

Cash, end of period	$155,333	$3,620

Supplemental disclosures:

Cash paid during the year for:
Interest	$113	$20,432

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

In furtherance, WhiteKnight investigated various possibilities and ultimately proposed to the Company’s Board of Directors that the Company set a plan in motion to engage in the business of providing internet radio services.  As part of this plan, WhiteKnight proposed that the Company acquire the intellectual property owned by the related entities of Search Play, LLC and Radioio.com, LLC (collectively, “Search Play”).  At the time, Search Play owned several patents pending and other intellectual property that WhiteKnight believed would be advantageous to the Company as it sought to develop its internet radio operations.

To complete the SearchPlay purchase, the Company entered into a Contribution Agreement in November 2005.  Pursuant to the agreement, the Company agreed to issue shares of Common Stock in exchange for the membership interests of Search Play.  As part of this agreement, the Company also agreed to issue shares of Common Stock in exchange for certain debt owed to several individuals, some of whom were principals or affiliates of WhiteKnight.

In January 2006 the Company officially changed its name to ioWorldMedia, Inc.

The Company is an internet media platform that delivers streamed audio product to distinctively differently audiences for the purposes of generating revenue and profits. Its three operating businesses are:

1) Radioio where the Company streams a broad variety of different music genres to users. Revenue is generated through subscriptions and advertising.  Paying subscribers can receive extraordinarily high-quality fidelity music via 70+ different channels with, or without, advertising interruptions.

 2) ioBusinessMusic is the 21st century adaptation of the nearly century-old business, background music, found in restaurants, elevators, office building lobbies, amongst other applications.   ioBusinessMusic’s strategic advantages are lower cost, far better fidelity and far greater flexibility regarding programming.

3) Radioio Live , which launched on January 9, 2011, is a wholly new operation that focuses on providing the Company’s listeners with access to live and archived proprietary content. Bubba the Love Sponge is the first of the Radioio Live producers of live content.

2.	Liquidity

During the nine months ended September 30, 2011 and 2010, the Company incurred net losses of approximately $695,000 and $741,000, respectively, while cash provided (used) by operations was approximately $49,000 and ($530,000).  The Company has not attained a level of revenues sufficient to support recurring expenses.

ioWorldMedia, Incorporated and SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2011

3.	Summary of significant accounting policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Radioio , SearchPlay, ioBusinessMusic and Radioio Live.  All intercompany balances and transactions have been eliminated in consolidation.

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
September 30, 2011

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

Revenue recognition

The Company derives revenue primarily from premium listener subscription plans and from advertising.   The Company offers a number of subscription plans on a monthly and annual basis.   Revenue from subscribers is recognized on a monthly pro-rata basis over the life of the subscription beginning January 1, 2011 effective with the launch of Radioio Live and the material level of annual and multi-year subscriptions sold.  The subscriptions collected in advance are recorded as Deferred Revenue with the portion to be earned over the upcoming year classified as a current liability and the portion to be earned after September 30, 2012 classified as a long term liability. Prior to January 1, 2011 subscription revenue was recognized as received from subscribers.

Advertising revenue is recognized in the period in which the advertisement is broadcast or run on the Company’s website.

Income Taxes

The Company files a consolidated income tax return with its subsidiaries.  The Company accounts for income taxes in accordance with FASB ASC Topic 740 “Income Taxes”, which requires accounting for deferred income taxes under the asset and liability method.  Deferred income tax assets and liabilities are computed for the difference between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

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
September 30, 2011

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

ioWorldMedia, Incorporated and SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2011

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

Going Concern

The accompanying financial statements have been prepared assuming that the company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  Currently, the Company has a minimum cash balance available for the payment of ongoing operating expenses, and its operations are not providing a source of funds from revenues sufficient to cover its operational costs to allow it to continue as a going concern.  The continued operations of the Company are dependent upon generating profits from operations and raising sufficient capital through sales of Common Stock or issuance of debt securities, which would enable the Company to carry out its business plan.

In the event the Company does not generate sufficient funds from revenues or financing through the issuance of Common Stock or from debt financing, it may be unable to fully implement its business plan and /or pay its obligations as they become due, any of which circumstances would have a material adverse effect on its business prospects, financial condition, and results of operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

4.	Property and equipment

Property and equipment consisted of the following at:

September 30, 2011
Capitalized leases	$248,077
Equipment	206, 924
455,001
Less: accumulated depreciation	(332,242)
$63,548

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
September 30, 2011

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

At September 30, 2011, the Company had approximately $46.5 million of net operating losses (“NOL”) carry-forwards for federal and state income purposes.  These losses are available for future years and expire through 2026 .  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.   The Company is not currently involved in any tax audits with the State of Florida or the Internal Revenue Service.  The Company is delinquent in its income tax filings beginning with the 2005 tax year.  There are not considered to be any material penalties for those delinquent periods as the company has only incurred losses in the returns that are to be filed.

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

ioWorldMedia, Incorporated and SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2011

As of   September 30, 2011, 3,025,000 preferred shares were issued, 3,000,000 of which were outstanding, and 25,000 were in Treasury, and as of   December 31, 2010 25,000 preferred shares were issued and none were outstanding, as the issued shares were held in Treasury.

If the preferred shares were to be converted as of September 30, 2011 in the event of a change of control or an equity raise, as described in item 1 above, the holders of the preferred shares would be entitled to $9,360,000 in cash or 210,526,316 shares of Common Stock, or some combination thereof.  The Company would be obligated to issue an additional 27,884,280 common shares for a decrease of $0.01 in the fair value of one share of Common Stock.

If the preferred shares were to be converted as of September 30, 2011 at the Holders’ discretion, as described in item 2 above, the holders of the preferred shares would be entitled to 140,350,877 shares of Common Stock.  The Company would be obligated to issue an additional 18,589,520 common shares for a decrease of $0.01 in the fair value of one share of Common Stock.

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

In June 2010, the Company issued 16,000,000 shares of Common Stock to related parties in connection with the conversion of debt.  Entities controlled by Thomas Bean received 10,000,000 shares and entities controlled by Alex H. Edwards received 6,000,000 shares.

In June 2010, the Company issued 2,000,000 shares to vendors for services rendered or a reduction of a portion of the amount owed by the Company.

In June 2010, the Company issued 3,745,000 shares of Common Stock to the holder of a convertible note payable in a partial redemption of the note.

In February 2011, the Company issued 1,000,000  common shares to a non-related party for an investment of $200,000.

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

ioWorldMedia, Incorporated and SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2011

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

ioWorldMedia, Incorporated and SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2011

	Consolidated Balance Sheet at June 30, 2011
	Original	Change	Restated
	(Unaudited)		(Unaudited)
ASSETS

Current assets

Cash	$420,051	$-	$420,051
Accounts receivable	29,802		29,802
Prepaid expense	140,415		140,415
Accrued revenue	31,306		31,306

Total current assets	621,574	-	621,574

Property and equipment, net of accumulated depreciation	63,548		63,548

Other assets

Advance payments for contractual obligations	197,658		197,658
Security deposit	-		-

Total other assets	197,658	-	197,658

Total assets	$882,780	$-	$882,780

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Note payable related party shareholders	$-	$-	$-
Note payable	400,000		400,000
Current portion of capital lease payable	-		0
Accounts payable and accrued expenses	507,836		507,836
Deferred revenue	334,457		334,457

Total current liabilities	1,242,293	-	1,242,293

Deferred revenue	488,442	-	488,442

Total liabilities	1,730,735	-	1,730,73

Temporary equity

Preferred stock, $.001 par value, 5,000,000 shares authorized,
3,025,000 shares issued and 3,000,000 outstanding at June 30, 2011	-	3,025	3,025
Additional paid-in capital	-	5,769,279	5,769,279

		5,772,304	5,772,304

Stockholders' equity

Common stock, $.001 par value; 250,000,000 authorized, 133,347,479 and 108,702,874 shares issued and outstanding at June 30, 2011
and December 31, 2010, respectively	133,448		133,448
Preferred stock, $.001 par value, 5,000,000 shares authorized,
3,025,000 shares issued and 3,000,000 outstanding at June 30, 2011	3,025	(3,025	-
Additional paid-in capital	63,248,502	(5,700,128)	57,548,374
Treasury stock, 25,000 shares of preferred, at cost	(25,931)		(25,931)
Accumulated defcit	(64,206,999)	(69,151)	(64,276,150)

Total stockholders' equity	(847,955)	(5,772,304)	(6,620,259)

Total liabilities and stockholders' equity	$882,780	$-	$882,780

ioWorldMedia, Incorporated and SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2011

	Consolidated Statement of Operations			Consolidated Statement of Operations
	For the Three Months ended June 30, 2011			For the Six Months ended June 30, 2011

	Original	Change	Restated	Original	Change	Restated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$473,321	$-	$473,321	$766,472	$-	$766,472

Cost of sales	220,935		220,935	371,088		371,088

Gross profit	252,386	-	252,386	395,384	-	395,384

Operating expenses:

Selling and general and administrative	564,724		564,724	931,962		931,962
Depreciation and amortization	18,277		18,277	36,322		36,322

Total expenses	583,001	-	583,001	968,284	-	968,284

Net operating income	(330,615)	-	(330,615)	(572,900)	-	(572,900)

Other income (expense)

Interest income (expense)	69,151	(69,151)	-	63,256	(69,151)	(5,895)

Total other income (expense)	69,151	(69,151)	-	63,256	(69,151)	(5,895)

Net income (loss) before income taxes	(261,464)	(69,151)	(330,615)	(509,644)	(69,151)	(578,795)

Provision for income taxes	-	-	-	-	-	-

Net income (loss)	$(261,464)	$(69,151)	$(330,615)	$(509,644)	$(69,151)	$(578,795)

Net loss per weighted share,
basic and fully diluted	$(0.0020)	$-	$(0.0025)	$(0.0044)	$-	$(0.0050)

Weighted average number of common
shares outstanding, basic and fully diluted	132,298,669	-	132,298,669	115,936,119	-	115,936,119

ioWorldMedia, Incorporated and SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2011

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

On November 7, 2011 (the “Closing Date”), the Company entered into a share exchange agreement (the “Exchange Agreement”) with Up Your Ratings, Inc., an Ohio corporation (“UYR”) and its three stockholders (the “Stockholders”). Pursuant to the Exchange Agreement, the Stockholders transferred all of the issued and outstanding shares of common stock of UYR to the Company in exchange (the “Exchange”) for an aggregate of thirty million (30,000,000) shares (the “Exchange Shares”) of common stock of the Company, par value $0.001 per share (the “Common Stock”). As a result of the Exchange, UYR became a wholly-owned subsidiary of the Company, with the Stockholders acquiring an aggregate of approximately 18.13% of the shares of Common Stock issued and outstanding on a post-Exchange basis

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Recent Developments

On April 4, 2011, the Company filed with the Secretary of State of Florida an amendment to its articles of incorporation to fix the terms of the Company’s preferred stock, par value $0.001 per share (“Preferred Stock”).  The Preferred Stock has a stated value of $3.00 per share and may be converted by the holder into Common Stock after two years from its issuance at a 25% discount to the preceding twenty-day average closing price of the Common Stock.  Upon a Change of Control Event, however, or an equity raise for the company, or its subsidiaries, of $20 million or greater, and at the discretion of the new control party or equity party, the Preferred Stock may be (a) redeemed for cash plus 8% per annum accrued interest rate from its issuance, (b) converted using a 50% premium to the preceding twenty-day average closing price of the Common Stock prior to the change of control event or equity infusion as described above or (c) a combination of (a) and (b).

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

The discussion in this Quarterly Report contains forward-looking statements that involve risks and uncertainties. The Company’s future actual results may differ materially from the results discussed herein, including those in the forward-looking statements

Results of Operations

The following table presents the percentage of period-over-period dollar change for the line selected items in the Company’s Consolidated Statements of Operations for the quarters ended September 30, 2011 and 2010.  These comparisons of financial results are not necessarily indicative of future results.

	Three Months ended September 30
	2011	2010	% Change
Sales	$445,659	$207,302	115. 0%

Cost of goods sold	202,774	113,108	79.3%

Gross profit	242,884	94,194	157.9%

Operating expenses:

Selling and general and administrative	406,994	288,868	40.9%
Depreciation and amortization	21,711	27,457	( 20.9%)

Total expenses	428,705	316,325	35.5%

Net operating income	(185,821)	(222,131)	(16. 3% )

Interest (income) expense	0	6,078	(100%)

Net income (loss) before income taxes	(185,821)	(228,209)	( 18.6%)

Three Months Ended September 30, 2011 and 2010

Revenue

Revenue for the Radioio subsidiary consists primarily of subscription and advertising fee revenue.  The ioBusinessMusic subsidiary revenue is derived from subscriptions.  Radioio Live revenue consists of subscription and advertising fee revenue.  Revenue increased by $238,356, or 115.0%, for the three months ended September 30, 2011 to $445,658 compared to $207,302 for the same period in 2010.  ioBusinessMusic continued to sell new clients, which resulted in the continued growth of subscribers and increased subscription service revenue by $44,158, or 25.1%.  Radioio subscription revenue decreased $7,172, or 53.7% in 2011 compared to 2010, while advertising revenue increased $19,182, or 239.3% in 2011 compared to 2010.  There were no changes to the operating programs of Radioio, with the decrease in subscription revenue attributable to the economic conditions of consumers, and the fact that an internet radio subscription is a discretionary item, along with a change in the subscription tracking program.  Management will be focusing efforts on attempting to contact former subscribers to renew their expired subscriptions.  The increase in advertising revenue was due to utilizing the services of a third party to sell, track and remit revenue from banner ads.  Radioio Live launched in early January, 2011.  Programming was provided at no cost for the first quarter of 2011, while beginning the subscription recruiting drive.  The three year Early Enlister program generated over $840,000 in prepaid subscriptions on its own.  The revenue from the Early Enlisters is being recognized pro-ratably over the three year period from April 1, 2011 to March 31, 2014.  The subscriptions collected in advance are recorded as Deferred Revenue with the portion to be earned over the upcoming year classified as a current liability and the portion to be earned after September 30, 2012 classified as a long term liability.  The Radioio Live subsidiary of the Company recognized $69,324 in revenue from the Early Enlistment program for the quarter ended September 30, 2011 with a total of $149,754 in subscriber revenue recognized for the quarter.  In addition Radioio Live generated $37,413 of advertising revenue.

Cost of Sales

The Company incurred $202,774 and $113,108 in cost of sales attributable to the services performed through ioWorldMedia and its Subsidiaries for the quarter ended September 30, 2011 and 2010, respectively.   Cost of sales for 2011 increased by $89,666 , or 79.3 % as compared to 2010.   Cost of sales for all years includes credit card fees incurred in connection with the use of credit cards by customers for payment of their subscriptions.  The result of the decrease in subscription income for Radioio resulted in credit card fees decreasing $1,551, or 64.3 % in 2011 compared to 2010.   The ioBusinessMusic subsidiary direct fees to a third party to administer the subscription program and the cost of content for 2011 increased $26,685, or 24.0% over 2010.  Radioio Live cost of sales is comprised of contractual obligations paid to on air talent and content providers, $54,095, and commissions paid on advertising programs to third parties of $5,648, along with credit card fees of $4,476.

Gross Profit

Gross profit was $242,884 and $94,194 for the quarter ended September 30, 2011 and 2010 respectively, an increase of $148,690 or 157.9%.  This increase resulted from the $122,948 in gross profit generated by Radioio Live along with the increase of $17,473 from ioBusinessMusic and $8,724 from Radioio.

Selling and general and administrative

The Company had consistent activities as a provider of Internet radio content during 2005 through 2011, which resulted in selling and general and administrative expenses attributable to this operation.  The Company is in the process of developing and expanding the Internet radio operation.  This process requires the addition of listeners and increasing the variety of content, and the primary costs to deliver the content is the music programmers, internet hosting, and related expenses .   This process also requires securing other sources of revenue such as advertisers, for which the Company predominantly utilizes the services of third parties in exchange for a commission.

For the quarter ended September 30, 2011 and 2010, the Company incurred selling and general and administrative expenses of $406,994 and $288,868, respectively, an increase of $118,126, or 40.9%.  The launch of Radioio Live increased expenses by $40,222, of which $27,935 was for internet hosting, $7,900 for production costs, and $4,308 for the shipping of the Early Enlister Program subscriber’s packages.  Professional fees, which include legal, accounting, consulting and music programmer expenses, increased $41,214 in 2011 compared to 2010. The cost of music programming and support for the website increased $4,001 in the ioBusinessMusic subsidiary and decreased $6,355 in the Radioio subsidiary in 2011.  The professional fees and expenses related to regulatory compliance, investor relations and raising capital increased $63,597, as the Company became compliant after it filed the 2010 Form 10-K encompassing years ended December 31, 2005 through 2010, and incurred expenses related to hiring an investor relations firm to assist with raising capital.

Depreciation and amortization

The Company incurred amortization costs during the first six years of operations for the expensing of the Intellectual Property Intangible Asset. The Company incurs depreciation expense from long lived assets purchased.

For the quarter ended September 30, 2011 and 2010, the Company incurred $21,711 for depreciation and amortization expense, a $5,746, or 20.9% decrease from the $27,457 reported for the quarter ended September 30, 2010.  This decrease is primarily the result of the Intellectual Property Asset being fully amortized in 2010 when $9,299 of amortization was recorded compared to none during the quarter ended September 30, 2011, partially offset by depreciation on capital expenditures in 2011.

Interest expense

In 2007, the Company purchased computer equipment, on a capital lease basis, to support its business expansion, which resulted in the Company recording interest expense incurred in connection with the capital lease.  The Company also incurred interest expense in connection with convertible debt issued to two related party shareholders.  In April 2011, the debt was converted to equity and the capital lease was paid in full on March 31, 2011. The result of the Company not having any interest bearing debt obligations for the quarter was a $6,078 or 100.0% decrease in interest expense compared to 2010.

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

Net income (loss)

As a result of ramping up its operations as an Internet radio provider, the Company realized a net loss of $185,821 and $228,209 for the quarters ended September 30, 2011 and 2010, respectively.  See previous comments for explanation of the fluctuation in net losses.

Nine months Ended September 30, 2011 and 2010

The following table presents the percentage of period-over-period dollar change for the line selected items in the Company’s Consolidated Statements of Operations for the nine months ended September 30, 2011 and 2010.  These comparisons of financial results are not necessarily indicative of future results.

	Nine Months ended September 30
	2011	2010	% Change
Sales	$1,212,131	$580,494	108.8%

Cost of goods sold	583,125	311,024	87.5%

Gross profit	629,006	269,470	133.4%

Operating expenses:

Selling and general and administrative	1, 329,694	907,712	46.5%
Depreciation and amortization	58,034	82,372	( 29.6%)

Total expenses	1, 387,728	990,084	40.2%

Net operating income	(758, 722 )	(720,614)	5. 3%

Interest (income) expense	5,895	20,432	( 71.2%)

Net income (loss) before income taxes	(764,617)	(741,046)	( 3.2%)

Revenue

Revenue for the Radioio subsidiary consists primarily of subscription and advertising fee revenue.  The ioBusinessMusic subsidiary revenue is derived from subscriptions.  Radioio Live revenue consists of subscription and advertising fee revenue.  Revenue increased by $631,637, or 108.8%, for the nine months ended September 30, 2011 to $1,212,131 compared to $580,494 for the same period in 2010.  ioBusinessMusic continued to sell new clients, which resulted in the continued growth of subscribers and increased subscription service revenue by $177,156, or 36.5%.  Radioio subscription revenue decreased $33,552, or 44.1% in 2011 compared to 2010, while advertising revenue increased $79,714, or 974% in 2011 compared to 2010.  There were no changes to the operating programs of Radioio, with the decrease in subscription revenue attributable to the economic conditions of consumers, and the fact that an internet radio subscription is a discretionary item, along with a change in the subscription tracking program.  Management will be focusing efforts on attempting to contact former subscribers to renew their expired subscriptions.  The increase in advertising revenue was due to utilizing the services of a third party to sell, track and remit revenue from banner ads.  Radioio Live launched in early January, 2011.  Programming was provided at no cost for the first quarter of 2011, while beginning the subscription recruiting drive.  The three year Early Enlister program generated over $840,000 in prepaid subscriptions on its own.  The revenue from the Early Enlisters is being recognized pro-ratably over the three year period from April 1, 2011 to March 31, 2014.  The subscriptions collected in advance are recorded as Deferred Revenue with the portion to be earned over the upcoming year classified as a current liability and the portion to be earned after September 30, 2012 classified as a long term liability.  The Radioio Live subsidiary of the Company recognized $139,120 in revenue from the Early Enlistment program in 2011 with a total of $302,069 in subscriber revenue recognized for the year.  In addition Radioio Live generated $110,164 of advertising revenue.

Cost of Sales

The Company incurred $ 583,125 and $ 311,024 in cost of sales attributable to the services performed through ioWorldMedia and its Subsidiaries for the year to date September 30, 2011 and 2010, respectively.   Cost of sales for 2011 increased by $272,101, or 87.5% as compared to 2010.  Cost of sales for all years includes credit card fees incurred in connection with the use of credit cards by customers for payment of their subscriptions.  The result of the decrease in subscription income for Radioio resulted in credit card fees decreasing $2,702, or 35.2% in 2011 compared to 2010.   The ioBusinessMusic subsidiary direct fees to a third party to administer the subscription program and the cost of content for 2011 increased $112,165, or 36.9% over 2010.  Radioio Live cost of sales is comprised of contractual obligations paid to on air talent and content providers, $108,822, and commissions paid on advertising programs to third parties of $15,734, along with credit card fees of $37,146 .

Gross Profit

Gross profit was $629,006 and $269,470 for the period ended September 30, 2011 and 2010 respectively, an increase of $359,536 or 133.4%.  This increase resulted from the $250,531 in gross profit generated by Radioio Live along with the increase of $64,991 from ioBusinessMusic and $48,763 from Radioio.

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

For the periods ended September 30, 2011 and 2010, the Company incurred selling and general and administrative expenses of $1,329,694 and $907,712, respectively, an increase of $421,982, or 46.5%.  The launch of Radioio Live increased expenses by $142,486, of which $76,477 was for internet hosting and $18,397 for production costs.  Professional fees, which include legal, accounting, consulting and music programmer expenses, increased $120,899 in 2011 compared to 2010. The cost of music programming and support for the website increased $18,544 in the ioBusinessMusic subsidiary and decreased $5,697 in the Radioio subsidiary in 2011.  The professional fees and expenses related to regulatory compliance, investor relations and raising capital increased $77,012, as the Company filed the 2010 Form 10-K encompassing years ended December 31, 2005 through 2010, and incurred expenses related to hiring an investor relations firm to assist with raising capital. In 2011 the Company recognized an expense of $90,000 in directors’ fees for the restricted common shares issued to the then Directors for their years of services without compensation.

Depreciation and amortization

The Company incurred amortization costs during the first six years of operations for the expensing of the Intellectual Property Intangible Asset. The Company incurs depreciation expense from long lived assets purchased.

For the periods ended September 30, 2011 and 2010, the Company incurred $58,034 for depreciation and amortization expense, a $24,338, or 29.6% decrease from the $82,372 reported for the period\ended September 30, 2010.  This decrease is primarily the result of the Intellectual Property Asset being fully amortized in 2010 when $27,896 of amortization was recorded compared to none during the period ended September 30, 2011, partially offset by depreciation on capital expenditures in 2011.

Interest expense

In 2007, the Company purchased computer equipment, on a capital lease basis, to support its business expansion, which resulted in the Company recording interest expense incurred in connection with the capital lease.  The Company also incurred interest expense in connection with convertible debt issued to two related party shareholders.  In April 2011, the debt was converted to equity and the capital lease was paid in full on March 31, 2011. The result of the Company not having any interest bearing debt obligations for the last three fiscal quarters of 2011 was a $12,500 or 68.4% decrease in interest expense compared to 2010.

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

Net income (loss)

As a result of ramping up its operations as an Internet radio provider, the Company realized a net loss of $764,617 and $741,046 for the periods ended September 30, 2011 and 2010, respectively.  See previous comments for explanation of the fluctuation in net losses.

Liquidity and capital resources

We have generated operating losses and negative cash flow from operations since inception in November, 2005. We incurred net losses of $ 764,617 and $741,046 for the nine month periods ended September 30, 2011 and 2010, and we may continue to experience net operating losses. Historically, we have relied upon outside investor funds to maintain our operations and develop our business. We anticipate raising additional capital within the next twelve months from investors for working capital and business expansion needs.  We can provide no assurance that additional investor funds will be available on terms acceptable to us. If we are unable to obtain additional financing to meet our working capital requirements, we may have to curtail our business operations.   Also, refer to the Going Concern paragraph in the Report of Independent Registered Public Accounting Firm for further explanation.

At September 30, 2011, we had negative working capital of $ 1,322,775 , as compared to $6, 617,979 at September 30, 2010. The significant working capital deficit at September 30, 2010 is due to the reclassification of related party debt in 2010 from long term classification to a current liability classification.  The working capital increase is primarily the result of converting related party debt to equity in April, 2011, as discussed further in Notes 5, 11 and 13 of the Consolidated Financial Statements relating to Notes Payable-Related Party Shareholders, Stockholders’ Equity, and Related Party.  The working capital increase at September 30, 2011 was partially offset by the recognition of $328,885 of deferred revenue from prepaid listener subscriptions, as more fully described in the Revenue section previously.

During the nine months ended September 30, 2011 we experienced cash flow from operations of $49,175, as compared to negative cash flow from operations of $530,185 in 2010. The decrease in cash flows used for operating activities in 2011 is primarily attributable to an increase in accounts payable ($38,214) after the effect of the related party debt conversion, an increase in deferred revenue ($743,440), an increase in expenses settled by issuance of common stock ($128,128), offset by the $24,338 decrease in depreciation and amortization expenses, an increase in accounts receivable ($46,733), an increase in accrued revenue ($22,078), an increase in prepaid expenses ($104,064), and an increase in advance payments on contractual obligations ($110,684).  The increase in prepaid expenses and advance payments on contractual obligations is the result of the launch of Radioio Live and the payments made to talent and content providers that are recognized as expenses pro-rata in the same manner as subscription revenue in order to properly match expense to revenue.

The Company purchased $91,827 of capital assets, a use of cash from investing activities, in order to launch Radioio Live and continue to improve and expand the Company’s ability to utilize the most recent technological advances.  The Company did not purchase or sell any capital assets during the period ended September 30, 2010.

Net cash provided by financing activities in 2011 was $195,928, compared to $528,720 in 2010, primarily the result of the reduction in cash used by operating activities not requiring the need for funding from financing sources.

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

Our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d -15(e) under the Exchange Act, as of the end of the period covered by this quarterly report.  Based on his evaluation, he concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting that applied as of December 31, 2010 and continue to apply as of September 30, 2011.  Our management intends, to design and implement processes and procedures that will provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles, as funding becomes available to be able to put the components in place.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IOWORLDMEDIA, INCORPORATED

Date: June 12, 2012	By:	/s/ Thomas Bean
Thomas Bean
Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors