Form 10-Q
period 2012-06-30
IO World Media, Inc
filed 2012-08-14
CIK 1005758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 13, 2012 there were 224,878,246 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
IOWORLDMEDIA, INCORPORATED.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ioWorldMedia, Incorporated and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current assets
Cash	$10,957	$14,319
Accounts receivable	29,656	25,454
Prepaid expense	138,390	129,974
Accrued revenue	54,791	45,368
Total current assets	233,794	215,115

Property and equipment, net of accumulated depreciation	98,414	115,978

Other assets
Advance payments for contractual obligations	77,536	134,819
Goodwill, net of impairement allowance	1,204,000	1,204,000
Total other assets	1,281,536	1,338,819

Total assets	$1,613,744	$1,669,912

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Advances from related parties	$205,696	$12,000
Note payable	400,000	400,000
Accounts payable and accrued expenses	831,145	611,229
Deferred revenue	325,137	321,035
Total current liabilities	1,761,978	1,344,264

Deferred revenue	207,269	345,460

Total liabilities	1,969,247	1,689,724

Temporary Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized, 3,025,000 shares issued and 3,000,000 outstanding at June 30, 2012
and December 31, 2011	5,772,304	5,772,304
	5,772,304	5,772,304

Stockholders' equity
Common stock, $.001 par value; 250,000,000 authorized, 163,447,479 shares issued and outstanding at June 30, 2012 and
and December 31, 2011, respectively	163,548	163,548
Additional paid-in capital	58,722,274	58,722,274
Treasury stock, 25,000 shares of preferred, at cost	(25,931)	(25,931)
Accumulated defcit	(64,987,698)	(64,652,007)
Total stockholders' equity	(6,127,807)	(5,792,116)

Total liabilities and stockholders' equity	$1,613,744	$1,669,912

See notes to consolidated financial statements.

ioWorldMedia, Incorporated and Subsidiaries
CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$403,492	$473,321	$805,272	$766,472
Cost of sales	179,284	220,935	362,503	371,088
Gross profit	224,208	252,386	442,769	395,384

Operating expenses:
Selling and general and administrative	361,683	564,724	750,193	931,962
Depreciation and amortization	5,988	18,277	28,267	36,322
Total expenses	367,671	583,001	778,460	968,284

Net operating income	(143,463)	(330,615)	(335,691)	(572,900)

Other income (expense)
Other comprehensive income	-	-	-	-
Interest income (expense)	-	-	-	(5,895)
Total other income (expense)	-	-	-	(5,895)

Net income (loss) before income taxes	(143,463)	(330,615)	(335,691)	(578,795)

Provision for income taxes	-	-	-	-

Net income (loss)	$(143,463)	$(330,615)	$(335,691)	$(578,795)

Net loss per weighted share,
basic and fully diluted	$(0.0009)	$(0.0025)	$(0.0021)	$(0.0050)

Weighted average number of common
shares outstanding, basic and fully diluted	163,447,479	132,298,669	163,447,479	115,936,119

See notes to consolidated financial statements.

ioWorldMedia, Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total

Balance, December 31, 2010	108,702,874	$108,803	$56,934,164	$(25,931)	$(63,697,355)	(6,680,319)

Common shares issued for cash	1,000,000	1,000	199,000			200,000
Common shares issued for
debt conversion	1,942,905	1,943	219,895			221,838
Restricted common shares issued	2,420,000	2,420	21,780			24,200
for services
Restricted common shares issued
for Directors' Fees	9,000,000	9,000	81,000			90,000
Restricted common shares issued
as part of Talent contract	10,000,000	10,000	90,000			100,000
Restricted common shares issued
to Early Enlister subscribers	281,700	282	2,535			2,817
Common shares issued for in
exchange for Up Your Ratings, Inc.	30,100,000	30,100	1,173,900			1,204,000
Net loss					(954,652)	(954,652)

Balance, December 31, 2011	163,447,479	$163,548	$58,722,274	$(25,931)	$(64,652,007)	$(5,792,116)

Net loss					(335,691)	(335,691)

Balance, June 30, 2012	163,447,479	$163,548	$58,722,274	$(25,931)	$(64,987,698)	$(6,127,807)

See notes to consolidated financial statements.

ioWorldMedia, Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2012	2011
	(Unaudited)	(Unaudited)

Cash flows from operations
Net income (loss)	$(335,691)	$(578,795)

Adjustment to reconcile net loss to net cash:
Depreciation and amortization	28,267	36,322
Expenses settled by issuance of common stock		128,128
Changes in operating assets and liabilities:
Accounts receivable	(4,202)	(29,802)
Deposits	-	1,046
Accounts payable and accrued expenses	219,916	114,263
Accrued revenue	(9,423)	(13,407)
Prepaid expenses	(8,416)	(105,581)
Advance payments on contractual obligations	57,283	(142,103)
Deferred revenue	(134,089)	822,899
Net cash provided by (used for) operating activities	(186,355)	232,970

Cash flows from investing activities

Capital expenditures	(10,703)	(10,904)
Net cash provided by financing activities	(10,703)	(10,904)

Cash flows from financing activities
Issuance of common stock		200,000
Due to related party shareholders	193,696	-
Proceeds from long-term borrowing	-	-
Payments on capital lease obligation	-	(4,072)

Net cash provided by financing activities	193,696	195,928
Net increase (decrease) in cash	(3,362)	417,994
Cash, beginning of period	14,319	2,057

Cash, end of period	$10,957	$420,051

Supplemental disclosures:

Cash paid during the year for:

Interest	$-	$113

See notes to consolidated financial statements.

ioWorldMedia, Incorporated and subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012

1.    Nature of operations

PowerCerv Corporation was incorporated in Florida in January 1995 as a holding company. The Company’s Articles of Incorporation were amended in January of 2006 to change its name to IOWORLDMEDIA, INCORPORATED.  Unless otherwise specified, references herein to “the Company” mean ioWorldMedia, Incorporated and its subsidiaries and controlled limited liability companies.

On December 1, 2002, the Company completed the sale of substantially all of its operating assets to PCV Acquisition Inc., a subsidiary of ASA International, Ltd., a holding company of Vertical Enterprise Software Solutions based in Framingham, Massachusetts (collectively referred to as “ASA”).

During 2003 and 2004, there were no significant operations.

On December 30, 2003, the Company entered into a management and finance agreement with WhiteKnight SST (“WhiteKnight”), a related party, to develop and implement a business plan for the Company. Pursuant to this agreement, WhiteKnight agreed to infuse $250,000 into the Company.  In exchange, WhiteKnight was able to elect to receive up to a 50 percent equity interest in the Company through the conversion of the $250,000 debt to common stock, par value $0.001 per share,  of the Company (the “Common Stock”). WhiteKnight exercised this conversion right prior to the completion of the SearchPlay purchase described below.

WhiteKnight investigated various possibilities and ultimately proposed to the Company’s Board of Directors that the Company set a plan in motion to engage in the business of providing Internet radio services.  As part of this plan, WhiteKnight proposed that the Company acquire the intellectual property owned by the related entities SearchPlay, LLC and Radioio.com, LLC, (collectively,“SearchPlay”).  At the time, SearchPlay owned several patents pending and other intellectual property that WhiteKnight believed would be advantageous to the Company as it sought to develop its Internet radio operations.

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

During the six months ended June 30, 2012, and 2011, the Company incurred net losses of approximately $336,000 and $579,000 respectively. Cash used in operations was approximately $186,000 for the six months ended June 30, 2012 while cash provided by operations was $233,000 for the six months ended June 30, 2011. The Company has not attained a level of revenues sufficient to support recurring expenses.

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

These financial statements were approved by management and available for issuance on August 13, 2012.  Subsequent events have been evaluated through this date.

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
June 30, 2012

Cash and Cash Equivalents

The Company considers short-term interest bearing investments with initial maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of cash in banks, free credit on investment accounts and money market accounts.

Accounts Receivable and accrued revenue

Accounts receivable are recorded at the invoiced amount.  Any allowance for doubtful accounts is the Company’s best estimate of the amount of probable losses to the Company’s existing accounts receivable.  No allowance for doubtful accounts was recorded for the quarter ended June 30, 2012.

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

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  There were no impairment charges for the quarters ended June 30, 2012 or 2011, respectively.

Revenue recognition

The Company derives revenue primarily from premium listener subscription plans and from advertising.  The Company offers a number of subscription plans on a monthly and annual basis.  Revenue from subscribers is recognized on a monthly pro-rata basis over the life of the subscription beginning January 1, 2011 effective with the launch of RadioioLive and the material level of annual and multi-year subscriptions sold.  The subscriptions collected in advance are recorded as deferred revenue with the portion to be earned over the upcoming year classified as a current liability and the portion to be earned after June 30, 2013 classified as a long term liability. Prior to January 1, 2011 subscription revenue was recognized as received from subscribers.

Advertising revenue is recognized in the period in which the advertisement is broadcast or run on the Company’s website.

Income Taxes

The Company files a consolidated income tax return with its subsidiaries.  The Company accounts for income taxes in accordance with FASB ASC Topic 740 “Income Taxes,” which requires accounting for deferred income taxes under the asset and liability method.  Deferred income tax asset and liabilities are computed for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

ioWorldMedia, Incorporated and subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012

The determination of the Company’s provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws.  Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions.  The benefits of uncertain tax positions are recorded in the Company’s financial statements only after determining a “more-likely-than-not” probability that the uncertain tax positions will withstand challenge, if any, from tax authorities.  When facts and circumstances change, the Company reassesses these probabilities and records any changes in the financial statements as appropriate.  Accrued interest and penalties related to income tax matters are classified as a component of income tax expense.

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

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at June 30, 2012 and December 31, 2011.

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period.  The calculation of diluted net loss per share excludes the conversion of any convertible debt obligations into common or preferred stock as of June 30, 2012 and June 30, 2011, respectively, since the effect of any such conversion would be anti-dilutive.

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide services in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  No stock-based compensation expense under FASB ASC 718 was recorded during the quarters ended June 30, 2012 or 2011.

ioWorldMedia, Incorporated and subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012

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

Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for securities categorized as Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement.

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

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on NASDAQ at their last sales price as of the last business day of the year.  At June 30, 2012 and December 31, 2011, respectively, the Company had no investments classified as securities owned on the consolidated balance sheets.

ioWorldMedia, Incorporated and subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012

Certificate of Deposits

The fair values of the bank certificate of deposits are based on the face value of the certificate of deposits.

Recently Adopted Accounting Pronouncements

On June 16, 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income (Topic 220),” which requires companies to report total net income, each component of comprehensive income, and total comprehensive income on the face of the income statement, or as two consecutive statements. The components of comprehensive income will not be changed, nor does the ASU affect how earnings per share is calculated or reported. These amendments are to be reported retrospectively upon adoption. The adoption of the ASU was required for the Company’s June 30, 2012 Form 10-Q filing, and did not have a material impact on the Company.

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

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in bank deposit accounts, that may at times exceed federally insured limits.  The Company has not experienced any losses in such accounts.  Management believes the Company is not exposed to any significant credit risk related to cash and cash equivalents.

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
Notes to Consolidated Financial Statements
June 30, 2012

4.	Property and equipment

Property and equipment consisted of the following at:

	June 30,	December 31,
	2012	2011
	(Unaudited)

Capitalized leases	$248,077	$248,077
Equipment and Software	234,210	223,507

	482,287	471,584
Less: accumulated depreciation	(383,873)	(355,606)

	$98,414	$115,978

Depreciation expense was $28,267 and $36,322 for the quarters ended June 30, 2012 and 2011, respectively.

ioWorldMedia, Incorporated and subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012

5.	Notes Payable

At various dates during the years 2010 and 2009, an individual investor advanced the Company funds, aggregating to a total of $400,000 at June 30, 2012 and December 31, 2011, respectively.  The advances are non-interest bearing and due on demand.  There were no advances prior to 2009.

6.	Intellectual Property

In November 2005, the Company acquired SearchPlay,  a provider of Internet based radio entertainment, in a transaction accounted for as a business combination.  There was $947,944 of the purchase price allocated to intellectual property which was fully amortized in 2010.

7.	Income Taxes

At June 30, 2012 and December 31, 2011, the Company had approximately $45.0 million of net operating losses (“NOL”) carry-forwards for federal and state income purposes.  These losses are available for future years and expire through 2026.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.  The Company is not currently involved in any tax audits with the State of Florida or the Internal Revenue Service.  The Company is delinquent in its income tax filings beginning with the 2005 tax year.  There are not considered to be any material penalties for those delinquent periods as the Company has only incurred losses in the returns that are to be filed.

ioWorldMedia, Incorporated and subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012

The deferred tax asset is summarized as follows:

	June 30,	December 31,
	2012	2011
	(Unaudited)
Deferred tax asset:

Net operating loss carry forwards	$18,000,000	$18,000,000

Deferred tax asset	18,000,000	18,000,000

Less: Valuation allowance	(18,000,00)	(18,000,000)

Net deferred tax asset	$-	$-

A reconciliation of income tax expense computed at the U.S. federal, state, and local statutory rates and the Company’s effective tax rate is as follows:

	June 30,	December 31,
	2012	2011

Statutory federal income tax expense	(34)%	(34)%

State and local income tax	(4)	(4)

(net of federal benefits)

Valuation allowance	38	38

	-%	-%

The Company has taken a 100% valuation allowance against the deferred tax asset attributable to the NOL carry forwards of $18.0 million at June 30, 2012 and December 31, 2011, respectively, due to the uncertainty of realizing the future tax benefits.

8.	Common Stock

The Company is authorized to issue 250 million shares of Common Stock with a par value of $0.001. At June 30, 2012 and December 31, 2011, 163,447,479 such shares were outstanding, respectively.

9.	Preferred stock

The Company is authorized to issue 5 million shares of preferred stock with a par value of $.001. The preferred stock has a conversion value of Three Dollars ($3.00) per share and the following rights:

1.
Upon a Change of Control Event or an equity raise for the Company, or its subsidiaries, of Twenty million dollars ($20,000,000) or greater, and at the discretion of the new control party or equity party any of the following:

a.	Cash redemption with an 8% per annum accrued interest rate, or
b.	Stock conversion redemption with a 50% premium to the preceding Twenty (20) day average closing price of the Common Stock prior to a Change of Control Event or equity infusion as described above; or
c.	Any combination of 1(a) or 1(b) above.

2.	Conversion rights in to the Common Stock after Two Years from issue with a Twenty Five (25%) discount to the preceding Twenty (20) day average closing price of the Common Stock.

As of June 30, 2012 and December 31, 2011, 3,025,000 preferred shares were issued, 3,000,000 of which were outstanding, and 25,000 were in Treasury.

If the preferred shares were to be converted as of June 30, 2012 in the event of a change of control or an equity raise, as described in item 1 above, the holders of the preferred shares would be entitled to $9,914,400, or 705,882,353 shares of Common Stock, or some combination thereof.  The Company would be obligated to issue an additional 455,407,970 common shares for a decrease of $0.01 in the fair value of one share of Common Stock.

ioWorldMedia, Incorporated and subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012

If the preferred shares were to be converted as of June 30, 2012 at the Holders’ discretion, as described in item 2 above, the holders of the preferred shares would be entitled to 470,588,235 shares of Common Stock.  The Company would be obligated to issue an additional 303,605,313 common shares for a decrease of $0.01 in the fair value of one share of Common Stock.

The conversion rights of the preferred shares are not limited as to the number of common shares that could be exchanged depending upon the preceding Twenty (20) day average closing price of the Common Stock.

Dividends

The holders of the Preferred Stock are entitled to receive dividends at the discretion of the Company.

10.	Stockholders’ Equity

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

11.	Capital Lease - Future Minimum Lease Payments

The Company leases certain computer equipment under an agreement that is classified as a capital lease. At June 30, 2012 computer equipment with a cost basis of $39,031 and accumulated depreciation of $39,031 was recorded under a capital lease.

The final payment was made on March 31, 2011; therefore, there is no minimum lease balance due at June 30, 2012.

12.	Related Party

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
June 30, 2012

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

On various dates in the fourth quarter of 2011 and in the first two quarters of 2012, a related party shareholder advanced the Company funds, aggregating to a total $205,696 at June 30, 2012 and $12,000 at December 31, 2011. The advances are non-interest bearing and due on demand.

13.   Subsequent Events

On July 26, 2012 the Company and holders of the Company’s Preferred Stock both agreed to amend and restate in their entirety the terms and designations of the Preferred Stock to read substantially as follows:

1.
All or a portion of the Preferred Stock shall be convertible at the option of the Company, in its sole and absolute discretion, of the Company into shares of the Company’s Common Stock at $0.0606 per share of Common Stock (the “ Conversion Price ”).

2.
The holder of the Preferred Stock shall have the right to initiate a conversion thereof at any time at the Conversion Price, provided, however, that no such conversion would cause the number of shares of Common Stock issued and outstanding to exceed the figure that is 50,000,000 less than the authorized number of shares of Common Stock.  All prior conversion formulas are null and void.

3.
To the extent any shares of Preferred Stock remain issued and outstanding on the one-year anniversary of this letter agreement, the Preferred Stock will begin accruing interest at the rate of five percent (5%).

These new terms above replace the original terms listed in footnote 9 above.

On July 27, 2012, the Company and prior holders of Up Your Ratings, Inc., an Ohio corporation, agreed to amend and restate sections 10.3 and 10.4 of the Share Exchange Agreement dated November 7, 2011 as per Exhibit 2.11: Amendment No. 1 to Share Exchange Agreement.

On July 31, 2012, the Company sold to an institutional investor 7,614,213 shares of the Company’s Common Stock, $.001 par value, for an aggregate purchase price of $150,000, or $0.0197 per share.  The quoted market price of the Common Stock on the prior day to the date of closing this transaction was $0.02 per share.  The Company incurred no offering costs in connection with this offering.  The Company will use the proceeds from this offering for working capital purposes.

On July 31, 2012, the Company also sold to Big Red Investments Partnership Ltd., a Florida based limited partnership of which Thomas Bean, Chairman, President and Chief Executive Officer of the Company is a limited partner owning 99.65% of the partnership, 22,316,554 shares of the Company’s Common Stock, $0.001 par value, for an aggregate purchase price of $439,636.12, or $0.0197 per share.  The Company owed Big Red Investments Partnership Ltd. $439,636.12 for loans and other accrued expenses made to the Company since January 1, 2011, and as such, $439,636.12 of Advances From Related Parties and Accounts Payable and Accrued Expenses on the Company’s balance sheet will be extinguished.

In connection with the issuance of the Common Stock described above, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act of 1933, as amended.

On July 31, 2012, the Company issued shares to three independent consultants that in aggregate consisted of 31,500,000 shares of the Company’s Common Stock, $.001 par value, for consulting services related to advertising operations, technology, finance, strategy and content development.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operation of the Company for the period ended June 30, 2012 should be read in conjunction with the financial statements, and the notes to those statements that are included elsewhere in this Quarterly Report, as well as our Annual Report for our fiscal year ended December 31, 2011 as filed with the SEC on Form 10-K on April 16, 2012.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties.

In this Quarterly Report, references to “the Company,” “we,” “our,” and “us,” refer to ioWorldMedia, Incorporated and its subsidiaries.

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

Results of Operations

The following table presents the percentage of period-over-period dollar change for the line selected items in the Company’s Consolidated Statements of Operations for the quarters ended June 30, 2012 and 2011.  These comparisons of financial results are not necessarily indicative of future results.

	Three Months ended June 30
	2012	2011	% Change
Sales	$403,492	$473,321	(14.8%)

Cost of goods sold	179,284	220,935	(18.9%)

Gross profit	224,208	252,386	(11.2%)

Operating expenses:

Selling and general and administrative	361,683	564,724	(36.0%)
Depreciation and amortization	5,988	18,277	(67.2%)

Total expenses	367,671	583,001	(36.9%)

Net operating income	(143,463)	(330,615)	(56.6%)

Interest income (expense)	0	0	N/A

Net income (loss) before income taxes	(143,463)	(330,615)	(56.6%)

Three Months Ended June 30, 2012 and June 30, 2011

Revenue

Revenue generated by Radioio consists primarily of subscription and advertising fee revenue.   ioBusinessMusic’s revenue is derived from subscriptions.  RadioioLive revenue consists of subscription and advertising fee revenue.  Revenue decreased by $69,829, or 14.8%, for the three months ended June 30, 2012 to $403,492 compared to $473,321 for the same period in 2011.

 ioBusinessMusic had an attrition of clients, which resulted in the reduction of subscribers and decreased subscription service revenue by $53,529, or 21.0%.

Radioio subscription revenue increased $4,287, or 53.0% in the second quarter of 2012 compared to the corresponding period in 2011, while advertising revenue increased $266, or 1% in the quarter ended June 30, 2012 compared to the same quarter 2011.  There were no changes to the operating programs of Radioio, with the increase in subscription revenue attributable to management’s efforts to retain existing subscribers and getting former subscribers to renew.  Management will continue to focus its efforts on attempting to contact former subscribers to renew their expired subscriptions.

RadioioLive was launched in early January, 2011.  Programming was provided at no cost for the first quarter of 2011, while beginning the subscription recruiting drive.  The three year Early Enlister program generated over $840,000 in prepaid subscriptions on its own.  The revenue from the Early Enlisters is being recognized pro-ratably over the three year period from April 1, 2011 to March 31, 2014.  The subscriptions collected in advance are recorded as deferred revenue with the portion to be earned over the upcoming year classified as a current liability and the portion to be earned after June 30, 2013 classified as a long term liability.  RadioioLive recognized $69,095 in revenue from the Early Enlistment program in the second quarter, 2012 with a total of $129,275 in subscriber revenue recognized for the quarter, a decrease of $23,040 or 15.1% compared to the same time period 2011.  The decrease is due to the first annual renewals coming due in the 2012 quarter, and there being a decrease in subscriptions on an annual and monthly basis compared to initial launch quarter of 2011.  In addition RadioioLive generated $34,493 of advertising revenue in 2012 as compared to $31,935 in 2011, an increase of 8.0%.

Cost of Sales

The Company incurred $179,284 and $220,935 in cost of sales attributable to the services performed through ioWorldMedia and its subsidiaries for the quarters ended June 30, 2012 and 2011, respectively.  Cost of sales for the three months ended June 30, 2012 decreased by $41,651, or 18.9% as compared to the same period of 2011.  Cost of sales for all periods includes credit card fees incurred in connection with the use of credit cards by customers for payment of their subscriptions.  The result of the increase in subscription income for Radioio resulted in credit card fees increasing $40, or 6.2% in 2012 compared to 2011.   ioBusinessMusic incurrs direct fees to a third party to administer the subscription program and the cost of content and for the second quarter of 2012 those fees decreased $33,376, or 20.8% over the corresponding period in 2011.  RadioioLive’s cost of sales is comprised of contractual obligations paid to on air talent and content providers, which decreased $16,139 or 26.0% compared to the same period 2011, commissions paid on advertising programs to third parties increased $671 or 13.9%, along with a decrease in credit card fees of $693 or 16.4% in 2012 compared to 2011 in conjunction with the decrease in subscriptions.

Gross Profit

Gross profit was $224,208 and $252,386 for the quarters ended June 30, 2012 and June 30, 2011 respectively, a decrease of $28,178 or 11.2%.  This decrease resulted from the $4,321 decrease in gross profit generated by RadioioLive along with the decrease of $20,152 from ioBusinessMusic offset by the increase of $4,419 from Radioio.

Selling and general and administrative

The Company has had consistent activities as a provider of Internet radio content beginning in 2005 and continuing through 2012, which resulted in selling and general and administrative expenses attributable to this operation.  The Company is in the process of developing and expanding the Internet radio operation.  This process requires the addition of listeners and increasing the variety of content, and the primary costs to deliver the content is the music programmers, Internet hosting, and related expenses.  This process also requires securing other sources of revenue such as advertisers, for which the Company predominantly utilizes the services of third parties in exchange for a commission.

For the quarters ended June 30, 2012 and June 30, 2011, the Company incurred selling and general and administrative expenses of $361,683 and $564,724, respectively, a decrease of $203,041, or 36.0%.  The continued development of RadioioLive increased expenses by $33,236, with a decrease of $18,406 for Internet hosting, an increase in cost of talent of $27,000, an additional $2,155 for production costs, $6,562 incurred for the development of the new advertising platform, along with $18,768 of additional costs in rent and costs to operate the studio in Tampa, FL.  Professional fees, which include legal, accounting, consulting and music programmer expenses, decreased by $56,881 during the three months ended June 30, 2012 compared to the same period of 2011. The cost of music programming and support for the website decreased by $18,098 in the ioBusinessMusic subsidiary and by $27,583 in the Radioio subsidiary for the three month period ended June 30, 2012, due to a change in the provider of the Internet hosting.  The professional fees and expenses related to regulatory compliance, investor relations and raising capital decreased by $30,537, as the Company filed the 2010 Form 10-K encompassing years ended December 31, 2005 through 2010, and incurred expenses related to hiring an investor relations firm to assist with raising capital in the second quarter of 2011, compared to incurring those expenses for the entire first quarter of 2012. There was also a non-recurring expense of $90,000 for directors’ fees in the quarter ended June 30, 2011.

Depreciation and amortization

The Company incurred amortization costs during the first six years of operations for the expensing of the intellectual property intangible asset. The Company incurs depreciation expense from long lived assets purchased.

For the quarter ended June 30, 2012, the Company incurred $5,988 for depreciation and amortization expense, a $12,289, or 67.2% decrease from the $18,277 reported for the quarter ended June 30, 2011.  This decrease is the result of most fixed assets becoming fully depreciated prior in the first quarter of 2012.

Interest expense

In 2007, the Company purchased computer equipment, on a capital lease basis, to support its business expansion, which resulted in the Company recording interest expense incurred in connection with the capital lease.  The Company also incurred interest expense in connection with convertible debt issued to two related party shareholders.  In April 2011, the debt was converted to equity and the capital lease was paid in full on March 31, 2011. The result of the Company not having any interest bearing debt obligations for the quarter was that no interest expense was recognized in the quarters ended June 30, 2012 or 2011.

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

Net income (loss)

As a result of ramping up its operations as an Internet radio provider, the Company realized a net loss of $143,463 and $330,615 for the quarters ended June 30, 2012 and June 30, 2011, respectively.  See previous comments for explanation of the fluctuation in net losses.

 Six Months Ended June 30, 2012 and June 30, 2011

The following table presents the percentage of period-over-period dollar change for the line selected items in the Company’s Consolidated Statements of Operations for the six months ended June 30, 2012 and 2011.  These comparisons of financial results are not necessarily indicative of future results.

	Three Months ended June 30
	2012	2011	% Change
Sales	$805,272	$766,472	5.1%

Cost of goods sold	362,503	371,088	(2.3%)

Gross profit	442,769	395,384	12.0%

Operating expenses:

Selling and general and administrative	750,193	931,962	(19.5%)
Depreciation and amortization	28,267	36,322	(22.2%)

Total expenses	778,460	968,284	(19.6%)

Net operating income	(335,691)	(572,900)	(41.4%)

Interest income (expense)	0	(5,895)	(100.0%)

Net income (loss) before income taxes	(335,691)	(578,795)	(42.0%)

Revenue

Revenue generated by Radioio consists primarily of subscription and advertising fee revenue.  ioBusinessMusic’s revenue is derived from subscriptions.  RadioioLive revenue consists of subscription and advertising fee revenue.  Revenue increased by $38,800, or 5.1%, for the six months ended June 30, 2012 to $805,272 compared to $766,472 for the same period in 2011.

ioBusinessMusic had an attrition of clients, which resulted in the reduction of subscribers and decreased subscription service revenue by $46,218, or 10.4%.

Radioio subscription revenue decreased $7,282, or 22.6%, while advertising revenue decreased $12,039, or 19.9% for the six months ended June 30, 2012 compared to the period of 2011.  There were no changes to the operating programs of Radioio, with the decrease in subscription revenue attributable to the economic conditions of consumers, and the fact that an Internet radio subscription is a discretionary item, along with a change in the subscription tracking program.  Management will continue to focus its efforts on attempting to contact former subscribers to renew their expired subscriptions.  The decrease in advertising revenue was due to not as many ads being sold and a short period where ad sales were lower while the company transitioned to a new consultant to sell, track and remit revenue from banner ads.

RadioioLive was launched in early January, 2011.  Programming was provided at no cost for the first quarter of 2011, while beginning the subscription recruiting drive.  The three year Early Enlister program generated over $840,000 in prepaid subscriptions on its own.  The revenue from the Early Enlisters is being recognized pro-ratably over the three year period from April 1, 2011 to March 31, 2014.  The subscriptions collected in advance are recorded as deferred revenue with the portion to be earned over the upcoming year classified as a current liability and the portion to be earned after June 30, 2013 classified as a long term liability.  RadioioLive recognized $138,191 in revenue from the Early Enlistment program in 2012 with a total of $270,892 in subscriber revenue recognized for the six months ended June 30, 2012 compared to $152,315 for the same period in 2011.  In addition Radioio Live generated $64,197 of advertising revenue in 2012 as compared to $72,751 in 2011, a decrease of 11.8%, for the same reasons as the decrease in advertising revenue for Radioio.

Cost of Sales

The Company incurred $362,503 and $371,088 in cost of sales attributable to the services performed through ioWorldMedia and its subsidiaries for the six months ended June 30, 2012 and 2011, respectively.  Cost of sales for the first six months of 2012 decreased by $8,585, or 2.3% as compared to the same period of 2011.  Cost of sales for all periods includes credit card fees incurred in connection with the use of credit cards by customers for payment of their subscriptions.  The result of the decrease in subscription income for Radioio resulted in credit card fees decreasing $2,673, or 65.0 % in 2012 compared to 2011.   ioBusinessMusic incurs direct fees to a third party to administer the subscription program and the cost of content and for the first six months of 2012 those fees decreased $28,826, or 10.3% over the corresponding period in 2011.  RadioioLive’s cost of sales is comprised of contractual obligations paid to on air talent and content providers, which increased $33,029 or 60.4% compared to the same period in 2011, commissions paid on advertising programs to third parties decreased $672 or 6.7%, along with a decrease in credit card fees of $25,600 or 78.4% in 2012 compared to 2011 with the rollout of the Early Enlister program.

Gross Profit

Gross profit was $442,769 and $395,384 for the six months ended June 30, 2012 and June 30, 2011 respectively, an increase of $47,385 or 12.0%.  This increase resulted from the $103,267 increase in gross profit generated by RadioioLive offset by the decrease of $17,392 from ioBusinessMusic and the decrease of $14,545 from Radioio.

Selling and general and administrative

The Company has had consistent activities as a provider of Internet radio content beginning in 2005 and continuing through 2012, which resulted in selling and general and administrative expenses attributable to this operation.  The Company is in the process of developing and expanding the Internet radio operation.  This process requires the addition of listeners and increasing the variety of content, and the primary costs to deliver the content is the music programmers, Internet hosting, and related expenses.  This process also requires securing other sources of revenue such as advertisers, for which the Company predominantly utilizes the services of third parties in exchange for a commission.

For the six months ended June 30, 2012 and June 30, 2011, the Company incurred selling and general and administrative expenses of $750,193 and $931,962, respectively, a decrease of $181,769, or 19.5%.  The launch of RadioioLive increased expenses by $81,060, with a decrease of $19,046 for Internet hosting, an increase in cost of talent of $56,383, an additional $9,507 for production costs, an increase of $6,562 in professional fees for the development of the new ad platform, along with $28,881 of additional costs in rent and costs to operate the studio in Tampa, FL.  Professional fees, which include legal, accounting, consulting and music programmer expenses, decreased by $70,890 during the six months ended June 30,2012 compared to same period of 2011. The cost of music programming and support for the website decreased by $13,148 in the ioBusinessMusic subsidiary and by $31,168 in the Radioio subsidiary for the six month period ended June 30, 2012, due to a change in the provider of the Internet hosting.  The professional fees and expenses related to regulatory compliance, investor relations and raising capital decreased by $33,965, as the Company filed the 2010 Form 10-K encompassing years ended December 31, 2005 through 2010, and incurred expenses related to hiring an investor relations firm to assist with raising capital in the second quarter of 2011, compared to incurring those expenses for the entire six month period of 2012. There was also a non-recurring expense of $90,000 for directors’ fees in the quarter ended June 30, 2011.

Depreciation and amortization

The Company incurred amortization costs during the first six years of operations for the expensing of the intellectual property intangible asset. The Company incurs depreciation expense from long lived assets purchased.

For the six months ended June 30, 2012, the Company incurred $28,267 for depreciation and amortization expense, an $8,055, or 22.2% decrease from the $36,322 reported for the six months ended June 30, 2011.  This decrease is the result of most fixed assets becoming fully depreciated prior in the first quarter of 2012.

Interest expense

In 2007, the Company purchased computer equipment, on a capital lease basis, to support its business expansion, which resulted in the Company recording interest expense incurred in connection with the capital lease.  The Company also incurred interest expense in connection with convertible debt issued to two related party shareholders.  In April 2011, the debt was converted to equity and the capital lease was paid in full on March 31, 2011. The result of the Company not having any interest bearing debt obligations for the six months was a $5,895 or 100.0% decrease in interest expense compared to 2011.

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

Net income (loss)

As a result of ramping up its operations as an Internet radio provider, the Company realized a net loss of $335,691 and $578,795 for the six months ended June 30, 2012 and June 30, 2011, respectively.  See previous comments for explanation of the fluctuation in net losses.

Liquidity and Capital Resources

We have generated operating losses and negative cash flow from operations since inception in November, 2005. We incurred net losses of $335,691 and $578,795 for the six months ended June 30, 2012 and June 30, 2011, and we may continue to experience net operating losses. Historically, we have relied upon outside investor funds to maintain our operations and develop our business. We anticipate raising additional capital within the next twelve months from investors for working capital and business expansion needs.  We can provide no assurance that additional investor funds will be available on terms acceptable to us, if at all. If we are unable to obtain additional financing to meet our working capital requirements, we may have to curtail or cease our business operations.  Also, refer to the Going Concern paragraph in Note 3 above for further explanation.

At June 30, 2012, we had negative working capital of $1,582,184, as compared to $1,129,149 at December 31, 2011. The working capital decrease is the result of additional advances made by a related party shareholder, the decrease in cash and the increase in accounts payable and accrued expenses.

During the six months ended June 30, 2012 we experienced negative cash flow from operations of $186,355, as compared to cash provided by operations of $232,970 during the six months ended June 30, 2011. The decrease in net cash provided by operating activities for the first six months of 2012 is primarily attributable to the decrease in deferred revenue ($956,988), the $8,055 decrease in depreciation expense and the decrease of $128,128 in expenses settled by the issuance of common stock offset by an increase in cash provided by contractual obligations expensed ($199,386), a decrease in accounts receivable ($25,600), an increase in accounts payable and accrued expenses ($105,653), a decrease in prepaid expenses ($97,165) and a decrease in accrued revenue ($3,984). The decrease in deferred revenue, prepaid expenses and advance payments on contractual obligations is the result of the launch of RadioioLive in the first quarter of 2011 and the payments made to talent and content providers that are recognized as expenses pro-rata in the same manner as subscription revenue in order to properly match expense to revenue.

The Company purchased $10,703 of capital assets in the first six months of 2012 as compared to $10,904 for the same period in 2011, a use of cash from investing activities, in order to continue to improve and expand the Company’s ability to utilize the most recent technological advances.

Net cash provided by financing activities in the first six months of 2012 was $193,696, compared to $195,928 for the same period of 2011, the result of a private placement in the quarter ended March 31, 2011 of $200,000 that did not occur in the first quarter of 2012, offset by additional advances of $193,696 from related party shareholders for the first six months of 2012 compared to the same period in the prior year, and there not being any debt payments in the six months ended June 30, 2012 compared to the final payments made under the capital lease in the same period of 2011.

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

Our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d -15(e) under the Exchange Act, as of the end of the period covered by this quarterly report.  Based on his evaluation, he concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting that applied as of December 31, 2011 and continue to apply as of June 30, 2012.  Our management intends, to design and implement processes and procedures that will provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles, as funding becomes available to be able to put the components in place.

In making this assessment, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IOWORLDMEDIA, INCORPORATED

Date: August 14, 2012	By:	/s/ Thomas J. Bean
Thomas Bean Chief Executive Officer and Chief Financial Officer