Form 10-Q
period 2012-09-30
IO World Media, Inc
filed 2012-11-13
CIK 1005758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 13, 2012 there were 226,878,246 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
IOWORLDMEDIA, INCORPORATED.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ioWorldMedia, Incorporated and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current assets
Cash	$17,783	$14,319
Accounts receivable	35,261	25,454
Prepaid expense	364,760	129,974
Accrued revenue	55,286	45,368
Total current assets	473,090	215,115

Property and equipment, net of accumulated depreciation	92,207	115,978

Other assets
Advance payments for contractual obligations	226,082	134,819
Goodwill, net of impairement allowance	1,204,000	1,204,000
Total other assets	1,430,082	1,338,819

Total assets	$1,995,379	$1,669,912

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Advances from related parties	$-	$12,000
Note payable	400,000	400,000
Accounts payable and accrued expenses	625,606	611,229
Deferred revenue	329,194	321,035
Total current liabilities	1,354,800	1,344,264

Deferred revenue	138,174	345,460

Total liabilities	1,492,974	1,689,724

Temporary Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized, 3,025,000 shares issued and 3,000,000 outstanding at September 30, 2012
and December 31, 2011	5,772,304	5,772,304
	5,772,304	5,772,304

Stockholders' equity
Common stock, $.001 par value; 250,000,000 authorized, 226,878,246 shares issued and outstanding at September 30, 2012 and 163,447,479
at December 31, 2011, respectively	226,979	163,548
Additional paid-in capital	59,720,980	58,722,274
Treasury stock, 25,000 shares of preferred, at cost	(25,931)	(25,931)
Accumulated defcit	(65,191,927)	(64,652,007)
Total stockholders' equity	(5,269,899)	(5,792,116)

Total liabilities and stockholders' equity	$1,995,379	$1,669,912

See notes to consolidated financial statements.

ioWorldMedia, Incorporated and Subsidiaries
CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$397,644	$445,658	$1,202,915	$1,212,131
Cost of sales	190,494	202,774	552,997	583,125
Gross profit	207,150	242,884	649,918	629,006

Operating expenses:
Selling and general and administrative	418,978	406,994	1,169,171	1,329,694
Depreciation and amortization	6,208	21,711	34,474	58,034
Total expenses	425,186	428,705	1,203,645	1,387,728
Net operating income	(218,036)	(185,821)	(553,727)	(758,722)

Other income (expense)
Other income	13,807	-	13,807	-
Interest income (expense)	-	-	-	(5,895)
Total other income (expense)	13,807	-	13,807	(5,895)
Net income (loss) before income taxes	(204,229)	(185,821)	(539,920)	(764,617)
Provision for income taxes	-	-	-	-

Net income (loss)	$(204,229)	(185,821)	(539,920)	(764,617)

Net loss per weighted share,
basic and fully diluted	$(0.0010)	$(0.0014)	$(0.0030)	$(0.0061)

Weighted average number of common
shares outstanding, basic and fully diluted	211,020,554	133,347,479	179,420,920	125,027,127

See notes to consolidated financial statements.

ioWorldMedia, Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total

Balance, December 31, 2010	108,702,874	$108,803	$56,934,164	$(25,931)	$(63,697,355)	(6,680,319)

Common shares issued for cash	1,000,000	1,000	199,000			200,000
Common shares issued for
debt conversion	1,942,905	1,943	219,895			221,838
Restricted common shares issued	2,420,000	2,420	21,780			24,200
for services
Restricted common shares issued
for Directors' Fees	9,000,000	9,000	81,000			90,000
Restricted common shares issued
as part of Talent contract	10,000,000	10,000	90,000			100,000
Restricted common shares issued
to Early Enlister subscribers	281,700	282	2,535			2,817
Common shares issued for in
exchange for Up Your Ratings, Inc.	30,100,000	30,100	1,173,900			1,204,000
Net loss					(954,652)	(954,652)

Balance, December 31, 2011	163,447,479	163,548	58,722,274	(25,931)	(64,652,007)	(5,792,116)

Common shares issued for cash	7,614,213	7,614	142,386			150,000
Common shares issued for
debt conversion	22,316,554	22,317	417,320			439,637
Restricted common shares issued
for services	31,500,000	31,500	441,000			472,500
Restricted common shares issued
for prior issuance shortages	2,000,000	2,000	(2,000)			-
Net loss					(539,920)	(539,920)

Balance, September 30, 2012	226,878,246	$226,979	$59,720,980	$(25,931)	$(65,191,927)	$(5,269,899)

See notes to consolidated financial statements.

ioWorldMedia, Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2012	2011
	(Unaudited)	(Unaudited)

Cash flows from operations
Net income (loss)	$(539,920)	$(764,617)

Adjustment to reconcile net loss to net cash:
Depreciation and amortization	34,474	58,034
Expenses settled by issuance of common stock		128,128
Changes in operating assets and liabilities:
Accounts receivable	(9,807)	(40,464)
Deposits	-	1,046
Accounts payable and accrued expenses	225,818	159,837
Accrued revenue	(9,918)	(22,078)
Prepaid expenses	1,464	(103,467)
Advance payments on contractual obligations	144,987	(110,684)
Deferred revenue	(199,127)	743,440
Net cash provided by (used for) operating activities	(352,029)	49,175

Cash flows from investing activities
Capital expenditures	(10,703)	(91,827)
Net cash provided by (used for) investing activities	(10,703)	(91,827)

Cash flows from financing activities
Issuance of common stock	150,000	200,000
Advances from related party shareholders	216,196	-
Proceeds from long-term borrowing	-	-
Payments on capital lease obligation	-	(4,072)
Net cash provided by financing activities	366,196	195,928

Net increase (decrease) in cash	3,464	153,276
Cash, beginning of period	14,319	2,057
Cash, end of period	$17,783	$155,333

Supplemental disclosures:

Cash paid during the year for:
Interest	$-	$113

See notes to consolidated financial statements.

ioWorldMedia, Incorporated and subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012

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

During the nine months ended September 30, 2012, and 2011, the Company incurred net losses of approximately $540,000 and $765,000 respectively. Cash used in operations was approximately $352,000 for the nine months ended September 30, 2012 while cash provided by operations was $49,000 for the nine months ended September 30, 2011. The Company has not attained a level of revenues sufficient to support recurring expenses.

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

These financial statements were approved by management and available for issuance on November 13, 2012.  Subsequent events have been evaluated through this date.

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
September 30, 2012

Cash and Cash Equivalents

The Company considers short-term interest bearing investments with initial maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of cash in banks, free credit on investment accounts and money market accounts.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount.  Any allowance for doubtful accounts is the Company’s best estimate of the amount of probable losses to the Company’s existing accounts receivable.  No allowance for doubtful accounts was recorded for the quarter ended September 30, 2012.

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

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  There were no impairment charges for the quarters ended September 30, 2012 or 2011, respectively.

Revenue recognition

The Company derives revenue primarily from premium listener subscription plans and from advertising.  The Company offers a number of subscription plans on a monthly and annual basis.  Revenue from subscribers is recognized on a monthly pro-rata basis over the life of the subscription beginning January 1, 2011 effective with the launch of RadioioLive and the material level of annual and multi-year subscriptions sold.  The subscriptions collected in advance are recorded as deferred revenue with the portion to be earned over the upcoming year classified as a current liability and the portion to be earned after September 30, 2013 classified as a long term liability. Prior to January 1, 2011 subscription revenue was recognized as received from subscribers.

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
September 30, 2012

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

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at September 30, 2012 and December 31, 2011.

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period.  The calculation of diluted net loss per share excludes the conversion of any convertible debt obligations into common or preferred stock as of September 30, 2012 and September 30, 2011, respectively, since the effect of any such conversion would be anti-dilutive.

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide services in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  No stock-based compensation expense under FASB ASC 718 was recorded during the quarters ended September 30, 2012 or 2011.

ioWorldMedia, Incorporated and subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012

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

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on NASDAQ at their last sales price as of the last business day of the year.  At September 30, 2012 and December 31, 2011, respectively, the Company had no investments classified as securities owned on the consolidated balance sheets.

ioWorldMedia, Incorporated and subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012

Certificate of Deposits

The fair values of the bank certificate of deposits are based on the face value of the certificate of deposits.

Recently Adopted Accounting Pronouncements

On June 16, 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income (Topic 220),” which requires companies to report total net income, each component of comprehensive income, and total comprehensive income on the face of the income statement, or as two consecutive statements. The components of comprehensive income will not be changed, nor does the ASU affect how earnings per share is calculated or reported. These amendments are to be reported retrospectively upon adoption. The adoption of the ASU was required for the Company’s September 30, 2012 Form 10-Q filing, and did not have a material impact on the Company.

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
Notes to Consolidated Financial Statements
September 30, 2012

4.	Property and equipment

Property and equipment consisted of the following at:

	September 30,	December 31,
	2012	2011
	(Unaudited)

Capitalized leases	$248,077	$248,077
Equipment and Software	234,210	223,507

	482,287	471,584
Less: accumulated depreciation	(390,080)	(355,606)

	$92,207	$115,978

Depreciation expense was $34,474 and $58,034 for the nine months ended September 30, 2012 and 2011, respectively.

ioWorldMedia, Incorporated and subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012

5.	Notes Payable

At various dates during the years 2010 and 2009, an individual investor advanced the Company funds, aggregating to a total of $400,000 at September 30, 2012 and December 31, 2011, respectively.  The advances are non-interest bearing and due on demand.  There were no advances prior to 2009.

6.	Intellectual Property

In November 2005, the Company acquired SearchPlay,  a provider of Internet based radio entertainment, in a transaction accounted for as a business combination.  There was $947,944 of the purchase price allocated to intellectual property which was fully amortized in 2010.

7.	Income Taxes

At September 30, 2012 and December 31, 2011, the Company had approximately $45.0 million of net operating losses (“NOL”) carry-forwards for federal and state income purposes.  These losses are available for future years and expire through 2026.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.  The Company is not currently involved in any tax audits with the State of Florida or the Internal Revenue Service.  The Company is delinquent in its income tax filings beginning with the 2005 tax year.  There are not considered to be any material penalties for those delinquent periods as the Company has only incurred losses in the returns that are to be filed.

ioWorldMedia, Incorporated and subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012

The deferred tax asset is summarized as follows:

	September 30,	December 31,
	2012	2011
	(Unaudited)
Deferred tax asset:

Net operating loss carry forwards	$18,000,000	$18,000,000

Deferred tax asset	18,000,000	18,000,000

Less: Valuation allowance	(18,000,00)	(18,000,000)

Net deferred tax asset	$-	$-

A reconciliation of income tax expense computed at the U.S. federal, state, and local statutory rates and the Company’s effective tax rate is as follows:

	September 30,	December 31,
	2012	2011

Statutory federal income tax expense	(34)%	(34)%

State and local income tax	(4)	(4)

(net of federal benefits)

Valuation allowance	38	38

	-%	-%

The Company has taken a 100% valuation allowance against the deferred tax asset attributable to the NOL carry forwards of $18.0 million at September 30, 2012 and December 31, 2011, respectively, due to the uncertainty of realizing the future tax benefits.

8.	Common Stock

The Company is authorized to issue 250 million shares of Common Stock with a par value of $0.001. At September 30, 2012 there were 226,878,246 shares outstanding and at December 31, 2011, 163,447,479 shares were outstanding.

9.	Preferred stock

The Company is authorized to issue 5 million shares of preferred stock with a par value of $.001. In July, 2012 the Company and holders of the Company’s Preferred Stock both agreed to amend and restate the terms and designations of the Preferred Stock, in their entirety read substantially as follows:

1.
All or a portion of the Preferred Stock shall be convertible at the option of the Company, in its sole and absolute discretion, of the Company into shares of the Company’s Common Stock at $0.0606 per share of Common Stock (the “Conversion Price”).

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

These new terms above replace the original terms listed in prior filings.

As of September 30, 2012 and December 31, 2011, 3,025,000 preferred shares were issued, 3,000,000 of which were outstanding, and 25,000 were in Treasury.

ioWorldMedia, Incorporated and subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012

Dividends

The holders of the Preferred Stock are entitled to receive dividends at the discretion of the Company.

10.	Stockholders’ Equity

In February 2011, the Company issued 1,000,000 shares to a non-related party for an investment of $200,000.

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

In November 2011, the company issued 30,100,000 restricted common shares to the owners and professionals of Up Your Ratings, Inc. in exchange for all outstanding shares of Up Your Ratings, Inc.  In July, 2012, the Company and prior holders of Up Your Ratings, Inc., an Ohio corporation, agreed to amend and restate sections 10.3 and 10.4 of the Share Exchange Agreement dated November 7, 2011 as per Exhibit 2.11: Amendment No. 1 to Share Exchange Agreement.

In July 2012, the Company issued 7,614,213 restricted common shares to Zanett Opportunity Fund, LTD for an additional investment of $150,000.

In July, 2012, the Company issued 22,316,554 restricted common shares to Big Red Investments Partnership Ltd., a Florida based limited partnership of which Thomas Bean, Chairman, President and Chief Executive Officer of the Company is a limited partner owning 99.65% of the partnership, for the conversion of $439,636.12, of loans and other accrued expenses made to the Company since January 1, 2011.

In July, 2012, the Company issued 31,500,000 restricted common shares to two independent consultants for consulting services related to advertising operations, technology, finance, strategy and content development.

11.	Capital Lease - Future Minimum Lease Payments

The Company leases certain computer equipment under an agreement that is classified as a capital lease. At September 30, 2012 computer equipment with a cost basis of $39,031 and accumulated depreciation of $39,031 was recorded under a capital lease.

The final payment was made on March 31, 2011; therefore, there is no minimum lease balance due at September 30, 2012.

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
September 30, 2012

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

In May 2010, a related party shareholder purchased one half of a note obligation from a related party shareholder in the amount of $250,000.  During 2010, a portion of the note obligation was converted to Common Stock.  The unsecured convertible promissory note bore interest at 5% and was originally due June 5, 2013. At March 31, 2011 and December 31, 2010, the balance due, including accrued interest, was $221,838 and $219,181, respectively.  The note obligation was converted to Common Stock on April 5, 2011.  In accordance with the convertible promissory note agreement all accrued interest amounts were forgiven upon conversion.

On various dates in the fourth quarter of 2011 and in the first three quarters of 2012, a related party shareholder advanced the Company funds, aggregating to a total $228,196 at July 24, 2012 and $12,000 at December 31, 2011. The advances were non-interest bearing and due on demand.  The unsecured note obligation was converted into preferred stock on July 24, 2012.

13.	Subsequent Events

None

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operation of the Company for the period ended September 30, 2012 should be read in conjunction with the financial statements, and the notes to those statements that are included elsewhere in this Quarterly Report, as well as our Annual Report for our fiscal year ended December 31, 2011 as filed with the SEC on Form 10-K on April 16, 2012.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties.

In this Quarterly Report, references to “the Company,” “we,” “our,” and “us,” refer to ioWorldMedia, Incorporated and its subsidiaries.

We make certain forward-looking statements in this Quarterly Report. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our services, and other statements of our plans, beliefs, or expectations, including the statements contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as captions elsewhere in this document, are forward-looking statements.  In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can”, “could,” “may,” “should,” “will,” “would” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the “ Securities Act ”) and in Section 21E of the Securities Exchange Act of 1934, as amended (the “ Exchange Act ”).  The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements.  Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions will prove to be incorrect.  Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material.  You are cautioned not to place undue reliance on such forward-looking statements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC, should be considered in evaluating forward-looking statements.

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

Results of Operations

The following table presents the percentage of period-over-period dollar change for the line selected items in the Company’s Consolidated Statements of Operations for the quarters ended September 30, 2012 and 2011.  These comparisons of financial results are not necessarily indicative of future results.

	Three Months ended September 30
	2012	2011	% Change
Sales	$397,644	$445,658	(10.8%)

Cost of goods sold	190,494	202,774	(6.1%)

Gross profit	207,150	242,884	(14.7%)

Operating expenses:

Selling and general and administrative	418,978	406,994	2.9%
Depreciation and amortization	6,208	21,711	(71.4%)

Total expenses	425,186	428,705	(0.8%)

Net operating income	(218,036)	(185,821)	(17.3%)

Othert income (expense)	13,807	0	N/A

Net income (loss) before income taxes	(204,229)	(185,821)	9.9%

Three Months Ended September 30, 2012 and September 30, 2011

Revenue

Revenue generated by Radioio consists primarily of subscription and advertising fee revenue.   ioBusinessMusic’s revenue is derived from subscriptions.  RadioioLive revenue consists of subscription and advertising fee revenue.  Revenue decreased by $48,014, or 10.8%, for the three months ended September 30, 2012 to $397,644 compared to $445,658 for the same period in 2011.

 ioBusinessMusic had an attrition of clients, which resulted in the reduction of subscribers and decreased subscription service revenue by $11,420, or 5.2%.

Radioio subscription revenue increased $4,171, or 40.6% in the third quarter of 2012 compared to the corresponding period in 2011, while advertising revenue decreased $6,597, or 24.3% in the quarter ended September 30, 2012 compared to the same quarter 2011.  There were no changes to the operating programs of Radioio, with the increase in subscription revenue attributable to management’s efforts to retain existing subscribers and getting former subscribers to renew.  Management will continue to focus its efforts on attempting to contact former subscribers to renew their expired subscriptions.

RadioioLive was launched in early January, 2011.  Programming was provided at no cost for the first quarter of 2011, while beginning the subscription recruiting drive.  The three year Early Enlister program generated over $840,000 in prepaid subscriptions on its own.  The revenue from the Early Enlisters is being recognized pro-ratably over the three year period from April 1, 2011 to March 31, 2014.  The subscriptions collected in advance are recorded as deferred revenue with the portion to be earned over the upcoming year classified as a current liability and the portion to be earned after September 30, 2013 classified as a long term liability.  RadioioLive recognized $69,095 in revenue from the Early Enlistment program in the third quarter, 2012 with a total of $120,339 in subscriber revenue recognized for the quarter, a decrease of $29,415 or 19.6% compared to the same time period 2011.  The decrease is due to the first annual renewals coming due in the 2012 quarter, and there being a decrease in subscriptions on an annual and monthly basis compared to initial launch quarter of 2011.  In addition RadioioLive generated $33,621 of advertising revenue in 2012 as compared to $37,413 in 2011, a decrease of 10.1%.

Cost of Sales

The Company incurred $190,494 and $202,774 in cost of sales attributable to the services performed through ioWorldMedia and its subsidiaries for the quarters ended September 30, 2012 and 2011, respectively.  Cost of sales for the three months ended September 30, 2012 decreased by $12,280, or 6.1% as compared to the same period of 2011.  Cost of sales for all periods includes credit card fees incurred in connection with the use of credit cards by customers for payment of their subscriptions.  The result of the increase in subscription income for Radioio resulted in credit card fees increasing $98, or 11.4% in 2012 compared to 2011.   ioBusinessMusic incurrs direct fees to a third party to administer the subscription program and the cost of content and for the third quarter of 2012 those fees decreased $6,027, or 4.4% over the corresponding period in 2011.  RadioioLive’s cost of sales is comprised of contractual obligations paid to on air talent and content providers, which decreased $8,834 or 16.3% compared to the same period 2011, commissions paid on advertising programs to third parties increased $620 or 11.0%, along with a decrease in credit card fees of $1,594 or 35.6% in 2012 compared to 2011 in conjunction with the decrease in subscriptions.
.

Gross Profit

Gross profit was $207,150 and $242,884 for the quarters ended September 30, 2012 and September 30, 2011 respectively, a decrease of $35,734 or 14.7%.  This decrease resulted from the $23,399 decrease in gross profit generated by RadioioLive along with the decrease of $5,393 from ioBusinessMusic and the decrease of $1,824 from Radioio.

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

For the quarters ended September 30, 2012 and September 30, 2011, the Company incurred selling and general and administrative expenses of $418,978 and $406,994, respectively, an increase of $11,984, or 2.9%.  The continued development of RadioioLive increased expenses by $24,883, with a decrease of $17,846 for Internet hosting, and a decrease of $4,308 in postage from the 2011 mailout of early enlister packages, an increase in cost of talent of $27,000, an additional $2,102 for production costs, along with $16,772 of additional costs in rent and costs to operate the studio in Tampa, FL.  Professional fees, which include legal, accounting, consulting and music programmer expenses, increased by $26,650 during the three months ended September 30, 2012 compared to the same period of 2011. The cost of music programming and support for the website decreased by $12,159 in the ioBusinessMusic subsidiary and by $5,328 in the Radioio subsidiary for the three month period ended September 30, 2012, due to a change in the provider of the Internet hosting.  The professional fees and expenses related to regulatory compliance, investor relations and raising capital decreased by $8,046, as the Company filed the 2010 Form 10-K encompassing years ended December 31, 2005 through 2010, and incurred expenses related to hiring an investor relations firm to assist with raising capital in the second quarter of 2011.

Depreciation and amortization

The Company incurred amortization costs during the first six years of operations for the expensing of the intellectual property intangible asset. The Company incurs depreciation expense from long lived assets purchased.

For the quarter ended September 30, 2012, the Company incurred $6,208 for depreciation and amortization expense, a $15,503, or 71.4% decrease from the $21,711 reported for the quarter ended September 30, 2011.  This decrease is the result of most fixed assets becoming fully depreciated in the first quarter of 2012.

Interest expense

In 2007, the Company purchased computer equipment, on a capital lease basis, to support its business expansion, which resulted in the Company recording interest expense incurred in connection with the capital lease.  The Company also incurred interest expense in connection with convertible debt issued to two related party shareholders.  In April 2011, the debt was converted to equity and the capital lease was paid in full on March 31, 2011. The result of the Company not having any interest bearing debt obligations for the quarter was that no interest expense was recognized in the quarters ended September 30, 2012 or 2011.

Other Income

The Company realized $13,807 in income from the recovery of a claim under the Florida escheats laws in the third quarter, 2012.  This was a one-time recovery and is not expected to occur again.

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

Net income (loss)

As a result of ramping up its operations as an Internet radio provider, the Company realized a net loss of $204,229 and $185,821 for the quarters ended September 30, 2012 and September 30, 2011, respectively.  See previous comments for explanation of the fluctuation in net losses.

 Nine Months Ended September 30, 2012 and September 30, 2011

The following table presents the percentage of period-over-period dollar change for the line selected items in the Company’s Consolidated Statements of Operations for the nine months ended September 30, 2012 and 2011.  These comparisons of financial results are not necessarily indicative of future results.

	Nine Months ended September 30
	2012	2011	% Change
Sales	$1,202,915	$1,212,131	(0.8%)

Cost of goods sold	552,997	583,125	(5.2%)

Gross profit	649,918	629,006	3.3%

Operating expenses:

Selling and general and administrative	1,169,171	1,329,694	(12.1%)
Depreciation and amortization	34,474	58,034	(40.6%)

Total expenses	1,203,645	1,387,728	(13.3%)

Net operating income	(553,727)	(758,722)	(27.0%)

Other income	13,807		N/A
Interest income (expense)	0	(5,895)	(100.0%)

Net income (loss) before income taxes	(539,920)	(764,617)	(29.4%)

Revenue

Revenue generated by Radioio consists primarily of subscription and advertising fee revenue.  ioBusinessMusic’s revenue is derived from subscriptions.  RadioioLive revenue consists of subscription and advertising fee revenue.  Revenue decreased by $9,216, or 0.8%, for the nine months ended September 30, 2012 to $1,202,915 compared to $1,212,131 for the same period in 2011.

ioBusinessMusic had an attrition of clients, which resulted in the reduction of subscribers and decreased subscription service revenue by $57,638, or 8.7%.

Radioio subscription revenue decreased $3,111, or 7.3%, while advertising revenue decreased $18,636, or 21.2% for the nine months ended September 30, 2012 compared to the period of 2011.  There were no changes to the operating programs of Radioio, with the decrease in subscription revenue attributable to the economic conditions of consumers, and the fact that an Internet radio subscription is a discretionary item, along with a change in the subscription tracking program.  Management will continue to focus its efforts on attempting to contact former subscribers to renew their expired subscriptions.  The decrease in advertising revenue was due to not as many ads being sold and a short period where ad sales were lower while the company transitioned to a new consultant to sell, track and remit revenue from banner ads.

RadioioLive was launched in early January, 2011.  Programming was provided at no cost for the first quarter of 2011, while beginning the subscription recruiting drive.  The three year Early Enlister program generated over $840,000 in prepaid subscriptions on its own.  The revenue from the Early Enlisters is being recognized pro-ratably over the three year period from April 1, 2011 to March 31, 2014.  The subscriptions collected in advance are recorded as deferred revenue with the portion to be earned over the upcoming year classified as a current liability and the portion to be earned after September 30, 2013 classified as a long term liability.  RadioioLive recognized $207,286 in revenue from the Early Enlistment program in 2012 with a total of $391,231 in subscriber revenue recognized for the nine months ended September 30, 2012 compared to $302,069 for the same period in 2011.  In addition Radioio Live generated $97,818 of advertising revenue in 2012 as compared to $110,164 in 2011, a decrease of 11.2%, for the same reasons as the decrease in advertising revenue for Radioio.

Cost of Sales

The Company incurred $552,997 and $583,125 in cost of sales attributable to the services performed through ioWorldMedia and its subsidiaries for the nine months ended September 30, 2012 and 2011, respectively.  Cost of sales for the first nine months of 2012 decreased by $30,128, or 5.2% as compared to the same period of 2011.  Cost of sales for all periods includes credit card fees incurred in connection with the use of credit cards by customers for payment of their subscriptions.  The result of the decrease in subscription income for Radioio resulted in credit card fees decreasing $2,574, or 51.8 % in 2012 compared to 2011.   ioBusinessMusic incurs direct fees to a third party to administer the subscription program and the cost of content and for the first nine months of 2012 those fees decreased $34,852, or 8.4% over the corresponding period in 2011.  RadioioLive’s cost of sales is comprised of contractual obligations paid to on air talent and content providers, which increased $24,194 or 22.2% compared to the same period in 2011, commissions paid on advertising programs to third parties decreased $51 or 0.3%, along with a decrease in credit card fees of $27,194 or 73.2% in 2012 compared to 2011 with the rollout of the Early Enlister program.

Gross Profit

Gross profit was $649,918 and $629,006 for the nine months ended September 30, 2012 and September 30, 2011 respectively, an increase of $20,912 or 3.3%.  This increase resulted from the $79,867 increase in gross profit generated by RadioioLive offset by the decrease of $22,786 from ioBusinessMusic and the decrease of $16,369 from Radioio.

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

For the nine months ended September 30, 2012 and September 30, 2011, the Company incurred selling and general and administrative expenses of $1,169,171 and $1,329,694, respectively, a decrease of $160,523, or 12.1%.  The launch of RadioioLive increased expenses by $108,005, with a decrease of $19,046 for Internet hosting, an increase in cost of talent of $35,540, an additional $94,992 for production costs, an increase of $7,059 in professional fees for the development of the new ad platform, along with $46,118 of additional costs in rent and costs to operate the studio in Tampa, FL.  Professional fees, which include legal, accounting, consulting and music programmer expenses, decreased by $44,240 during the nine months ended September 30, 2012 compared to same period of 2011. The cost of music programming and support for the website decreased by $25,307 in the ioBusinessMusic subsidiary and by $36,497 in the Radioio subsidiary for the nine month period ended September 30, 2012, due to a change in the provider of the Internet hosting.  The professional fees and expenses related to regulatory compliance, investor relations and raising capital decreased by $39,465, as the Company filed the 2010 Form 10-K encompassing years ended December 31, 2005 through 2010, and incurred expenses related to hiring an investor relations firm to assist with raising capital in the second quarter of 2011, compared to incurring those expenses for the entire nine month period of 2012. There was also a non-recurring expense of $90,000 for directors’ fees in the quarter ended June 30, 2011.

Depreciation and amortization

The Company incurred amortization costs during the first six years of operations for the expensing of the intellectual property intangible asset. The Company incurs depreciation expense from long lived assets purchased.

For the nine months ended September 30, 2012, the Company incurred $34,474 for depreciation and amortization expense, a $23,560, or 40.6% decrease from the $58,034 reported for the nine months ended September 30, 2011.  This decrease is the result of most fixed assets becoming fully depreciated in the first quarter of 2012.

Interest expense

In 2007, the Company purchased computer equipment, on a capital lease basis, to support its business expansion, which resulted in the Company recording interest expense incurred in connection with the capital lease.  The Company also incurred interest expense in connection with convertible debt issued to two related party shareholders.  In April 2011, the debt was converted to equity and the capital lease was paid in full on March 31, 2011. The result of the Company not having any interest bearing debt obligations for the nine months was a $5,895 or 100.0% decrease in interest expense compared to 2011.

Other Income

The Company realized $13,807 in income from the recovery of a claim under the Florida escheats laws in the third quarter, 2012.  This was a one time recovery and is not expected to occur again.

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

Net income (loss)

As a result of ramping up its operations as an Internet radio provider, the Company realized a net loss of $539,920 and $764,617 for the nine months ended September 30, 2012 and September 30, 2011, respectively.  See previous comments for explanation of the fluctuation in net losses.

Liquidity and Capital Resources

We have generated operating losses and negative cash flow from operations since inception in November, 2005. We incurred net losses of $539,920 and $764,617 for the nine months ended September 30, 2012 and September 30, 2011, and we may continue to experience net operating losses. Historically, we have relied upon outside investor funds to maintain our operations and develop our business. We anticipate raising additional capital within the next twelve months from investors for working capital and business expansion needs.  We can provide no assurance that additional investor funds will be available on terms acceptable to us, if at all. If we are unable to obtain additional financing to meet our working capital requirements, we may have to curtail or cease our business operations.  Also, refer to the Going Concern paragraph in Note 3 above for further explanation.

At September 30, 2012, we had negative working capital of $881,710, as compared to $1,129,149 at December 31, 2011. The working capital increase is the result of the conversion of advances made by a related party shareholder and accounts payable due to that shareholder’s related entities to shares of common stock, the increase in prepaid assets related to the issuance of shares for consulting services, the expense of which is to be recognized between July, 2012 and June, 2014, and the increase in accounts payable and accrued expenses.

During the nine months ended September 30, 2012 we experienced negative cash flow from operations of $352,029, as compared to cash provided by operations of $49,175 during the nine months ended September 30, 2011. The decrease in net cash provided by operating activities for the first nine months of 2012 is primarily attributable to the decrease in deferred revenue ($942,567), the $23,560 decrease in depreciation expense and the decrease of $128,128 in expenses settled by the issuance of common stock offset by an increase in cash provided by contractual obligations expensed ($255,671), a decrease in accounts receivable ($30,657), an increase in accounts payable and accrued expenses ($65,981), a decrease in prepaid expenses ($104,931) and a decrease in accrued revenue ($12,160). The decrease in deferred revenue, prepaid expenses and advance payments on contractual obligations is the result of the launch of RadioioLive in the first quarter of 2011 and the payments made to talent and content providers that are recognized as expenses pro-rata in the same manner as subscription revenue in order to properly match expense to revenue.

The Company purchased $10,703 of capital assets in the first nine months of 2012 as compared to $91,827 for the same period in 2011, a use of cash from investing activities, in order to continue to improve and expand the Company’s ability to utilize the most recent technological advances.

Net cash provided by financing activities in the first nine months of 2012 was $366,196, compared to $195,928 for the same period of 2011, the result of a private placement in the quarter ended March 31, 2011 of $200,000 , offset by additional advances of $216,196 from related party shareholders and the issuance of common stock for an additional investment from a related party shareholder for the first nine months of 2012 compared to the same period in the prior year, and there not being any debt payments in the nine months ended September 30, 2012 compared to the final payments made under the capital lease in the same period of 2011.

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

Our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d -15(e) under the Exchange Act, as of the end of the period covered by this quarterly report.  Based on his evaluation, he concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting that applied as of December 31, 2011 and continue to apply as of September 30, 2012.  Our management intends, to design and implement processes and procedures that will provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles, as funding becomes available to be able to put the components in place.

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

** Furnished herewith XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IOWORLDMEDIA, INCORPORATED

Date: November 13, 2012	By:	/s/ Thomas J. Bean
Thomas Bean Chief Executive Officer and Chief Financial Officer