Form 10-K
period 2012-12-31
IO World Media, Inc
filed 2013-04-15
CIK 1005758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2012

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

As of June 30, 2012, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,888,000 based on a closing price of $0.02 per share of common stock as quoted on the Pink Sheets Electronic OTC Markets on such date.  On April 1, 2013, we had 226,878,246 shares of common stock, par value $0.001 per share (the "Common Stock") issued and outstanding.

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

In furtherance, WhiteKnight investigated various possibilities and ultimately proposed to the Company’s Board of Directors that the Company set a plan in motion to engage in the business of providing internet radio services.  As part of this plan, WhiteKnight proposed that the Company acquire the intellectual property owned by the related entities of SearchPlay, LLC and Radioio.com, LLC, (together as “SearchPlay”).  At the time, SearchPlay owned several  patents pending and other intellectual property that WhiteKnight believed would be advantageous to the Company as it sought to develop its internet radio operations.

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

●
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

●
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

●	Consumer oriented listening stations. There are three basic packages for three levels of music service:

1.	For $0.99 a month, or $9.99 for a yearlong subscription, listeners are provided with 56 channels of 128kbps, 64kbps or 32kbps music that is supported by advertising.
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

●
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

Government Regulation

Traditional radio stations are heavily regulated by the U.S. Federal Communications Commission (“FCC”). These same regulations do not currently apply to internet radio for a variety of reasons including the non-use of regulated air waves and circumstances unique to the internet. While the Company does not anticipate stringent regulation by the FCC, there are no assurances that the FCC or an equivalent governmental agency will not install stringent regulations on internet radio. Initiatives such as SOPA (Stop Online Piracy Act HR 3261), which was not passed by congress, that seek proposed regulations that many believe would make censorship of the internet by our government possible, if re-proposed and passed, could in managements opinion have a significant negative impact of the Companies future business.

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

Internet radio is an emerging market and our current business and future prospects are difficult to evaluate. The market for internet radio has undergone rapid and dramatic changes in its relatively short history and is subject to significant challenges. As a result, the future revenue and income potential of our business is uncertain. You should consider our business and prospects in light of the risks and difficulties we encounter in this new and rapidly evolving market, which risks and difficulties include, among others:

●	our relatively new, evolving and unproven business model;
●	our ability to retain our current listenership, build our listener base and increase listener hours;
●	our ability to effectively monetize listener hours, particularly with respect to listener hours on mobile devices;
●	our ability to attract new advertisers, retain existing advertisers and prove to advertisers that our advertising platform is effective enough to justify a pricing structure that is profitable for us;
●	our ability to maintain relationships with makers of mobile devices, consumer electronic products and automobiles; and
●	our operation under an evolving music industry licensing structure that may change or cease to exist, which in turn may result in a significant increase in our operating expenses.

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

Since inception through December 31, 2012, we have incurred aggregate losses of approximately $65 million. While the Company had a small amount of net income for the year ended December 31, 2004, the net income was primarily attributable to one-time items in other income. There is no assurance that the Company will operate profitably or will generate positive cash flow in the future. The Company is continuing to develop its subscriber base and advertising revenues and it is anticipated that it will continue to incur significant losses for the foreseeable future as it carries on this process.  In addition, the Company’s operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

Investors could lose money on their investment because the Company is in the early stages of generating revenues.  Unless the Company can generate significant revenues, it may not be able to operate its business and consequently investors could lose money on their investment.  The Company’s ability to generate revenues and ultimately to become profitable will depend upon several factors, including:

●	whether the Company can attract and retain enough subscribers to Radioio, Radioio Live, and ioBusinessMusic;
●	whether the Company can adequately control the costs of obtaining and retaining subscribers and programming;
●	whether the Company can compete successfully; and
●	whether the Company can obtain and retain sufficient advertising revenues and other sources of income from its operations.

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

From inception we have derived a large percentage of our revenue from the sale of advertising and expect to continue to derive a substantial majority of our revenue from the sale of advertising in the future. Our ability to attract and retain advertisers, and ultimately to generate advertising revenue, depends on a number of factors, including:

●	increasing the number of listener hours;
●	keeping pace with changes in technology and our competitors;
●	competing effectively for advertising dollars from other online marketing and media companies;
●	penetrating the market for local radio advertising;
●
continuing to develop and diversify our advertisement platform, which currently includes delivery of display, audio and video advertising products through multiple delivery channels, including traditional computers, mobile and other connected devices, including automobiles; and

●	coping with ad blocking technologies that have been developed and are likely to continue to be developed that can block the display of our ads.

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

Our ability to increase the number of our listeners and listener hours will depend on effectively addressing a number of challenges and we may fail to do so. Some of these challenges include:

●	providing listeners with a consistent high quality, user-friendly and personalized experience;
●	continuing to build our catalog of music content that our listeners enjoy;
●	continuing to innovate and keep pace with changes in technology and our competitors; and
●
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

Our revenue and operating results could vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside our control. As a result, comparing our operating results on a period to period basis may not be meaningful. In addition to other risk factors discussed in this “Risk Factors” section, factors that may contribute to the variability of our quarterly and annual results include:

●	our ability to retain our current listenership, build our listener base and increase listener hours;
●	our ability to more effectively monetize mobile listener hours, particularly as the number of listener hours on mobile devices grow;
●	our ability to attract and retain existing advertisers and prove that our advertising products are effective enough to justify a pricing structure that is profitable for us;
●	our ability to effectively manage our growth;
●	our ability to continue to operate under the statutory licenses set forth in the Copyright Act;
●	our ability to enjoy the benefit of rates negotiated below those established by the CRB in 2007;
●	the effects of increased competition in our business;
●	our ability to keep pace with changes in technology and our competitors;
●	interruptions in service, whether or not we are responsible for such interruptions, and any related impact on our reputation;
●	costs associated with defending any litigation, including intellectual property infringement litigation;
●	our ability to pursue, and the timing of, entry into new geographic or content markets and, if pursued, our management of this expansion;
●	the impact of general economic conditions on our revenue and expenses; and
●	changes in government regulation affecting our business.

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

	High	Low
Year ended December 31, 2011
1st Quarter	.68	.116
2nd Quarter	.31	.10
3rd Quarter	.13	.07
4th Quarter	.10	.04

Year ended December 31, 2012
1st Quarter	.10	.04
2nd Quarter	.05	.02
3rd Quarter	.06	.02
4th Quarter	.03	.02

On April 1, 2013, the closing bid quote for the Common Shares was $.01 per share, and there were 2,965 holders of record of Common Shares. Continental Stock Transfer & Trust Company, 17 Battery Place, New York, NY 10004 is the transfer agent for the Company’s common shares.

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

Recent Sales of Unregistered Securities

None.

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

Results of Operations

The following table presents the percentage of period-over-period dollar change for the line selected items in the Company’s Consolidated Statements of Operations for the years ended December 31, 2012 and 2011.  These comparisons of financial results are not necessarily indicative of future results.

	Years ended December 31
	2012	2011	% Change
Sales	$1,607,185	$1,644,619	(2.3)%

Cost of goods sold	751,846	773,289	(2.8)%

Gross profit	855,339	871,330	(1.8)%

Operating expenses:

Selling and general and administrative	1,575,334	1,738,691	(9.4)%
Depreciation and amortization	40,431	81,396	(50.3)%

Total expenses	1,615,765	1,820,087	(11.2)%

Net operating income	(760,426)	(948,757)	(19.9)%

Interest expense	-	(5,895)	(100.0)%
Other income (expense)	13,807	-	100.0%

Net income (loss) before income taxes	(746,619)	(954,652)	(21.8)%

Revenue

Revenue for the Radioio subsidiary consists primarily of subscription and advertising fee revenue.  ioBusinessMusic’s revenue is derived from subscriptions.  Radioio Live revenue consists of subscription and advertising fee revenue.  Revenue decreased by $37,434, or 2.3%, in fiscal year 2012 to $1,607,185 compared to $1,644,619 for fiscal year 2011.

ioBusinessMusic had an attrition of clients, which resulted in the reduction of subscribers and decreased subscription service revenue by $27,901, or 3.2%.

Radioio subscription revenue decreased $134, or 0.3% in 2012 compared to 2011, while advertising revenue decreased $35,767, or 30.3% in 2012 compared to 2011.  There were no changes to the operating programs of Radioio, with the decrease in subscription revenue attributable to the economic conditions of consumers, and the fact that an internet radio subscription is a discretionary item, along with a change in the subscription tracking program.  Management will continue to focus its efforts on attempting to contact former subscribers to renew their expired subscriptions.  The decrease in advertising revenue was due to not as many ads being sold and a short period where ad sales were lower while the company transitioned to a new consultant to sell, track and remit revenue from banner ads.

Radioio Live launched in early January, 2011.  Programming was provided at no cost for the first quarter of 2011, while beginning the subscription recruiting drive.  The three year Early Enlister program generated over $840,000 in prepaid subscriptions on its own.  The revenue from the Early Enlisters is being recognized pro-ratably over the three year period from April 1, 2011 to March 31, 2014.  The subscriptions collected in advance are recorded as deferred revenue with the portion to be earned over the upcoming year classified as a current liability and the portion to be earned after December 31, 2013 classified as a long term liability.  Radioio Live recognized $276,382 in revenue from the Early Enlistment program in 2012 with a total of $507,414 in subscriber revenue recognized for 2012 compared to $448,693 for 2011.  In addition Radioio Live generated $128,996 of advertising revenue in 2012 as compared to $154,700 in 2011, a decrease of $25,704 or 16.6%, for the same reasons as the decrease in advertising revenue for Radioio.

Cost of Sales

The Company incurred $751,846 and $773,289 in cost of sales attributable to the services performed through ioWorldMedia and its Subsidiaries for 2012 and 2011, respectively.  Cost of sales for 2012 decreased by $21,443, or 2.8% as compared to fiscal year 2011.  Cost of sales for all years includes credit card fees incurred in connection with the use of credit cards by customers for payment of their subscriptions.  The result of the decrease in subscription income for Radioio resulted in credit card fees decreasing $2,433, or 43.5 % in 2012 compared to 2011, combined with the decrease in advertising commissions paid to third parties of $4,917 or 27.8% in 2012 compared to 2011.   ioBusinessMusic incurs direct fees to a third party to administer the subscription program and the cost of content and for 2012 those fees decreased $17,193, or 3.2% over 2011.  Radioio Live’s cost of sales is comprised of contractual obligations paid to on air talent and content providers, which increased $14,925 or 11.6%, commissions paid on advertising programs to third parties decreased $949 or 4.1%, along with a decrease in credit card fees of $28,574 or 69.2% in 2012 compared to 2011 with the rollout of the Early Enlister program.

Gross Profit

Gross profit was $855,339 and $871,330 for the years ended December 31, 2012 and 2011 respectively, a decrease of $15,991 or 1.8%.  This decrease resulted from the $47,615 increase in gross profit generated by Radioio Live offset by the decrease of $10,708 from ioBusinessMusic and the decrease of $28,551 from Radioio.

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

For the years ended December 31, 2012 and 2011, the Company incurred selling and general and administrative expenses of $1,575,334 and $1,738,691,  respectively, a decrease of $163,357, or 9.4%.  The launch of Radioio Live increased expenses by $108,880, with a decrease of  $449,547 for internet hosting, an increase in cost of talent of $72,084, an additional $24,473 for production costs, an increase of $7,059 in professional fees for the development of the new ad platform, along with $62,773 of additional costs in rent and costs to operate the studio in Tampa, FL.  Professional fees, which include legal, accounting, consulting and music programmer expenses, decreased $2,804 in 2012 compared to 2011. The cost of music programming and support for the website decreased $37,966 in the ioBusinessMusic subsidiary and $61,746 in the Radioio subsidiary in 2012, due to a change in the provider of the Internet hosting.  The professional fees and expenses related to regulatory compliance, investor relations and raising capital decreased $40,460, as the Company filed the 2010 Form 10-K encompassing years ended December 31, 2005 through 2010, and incurred expenses related to hiring an investor relations firm to assist with raising capital in 2011 that were not incurred in 2012. In 2011 the Company recognized a loss of $90,000 in directors’ fees for the restricted common shares issued to the then Directors for their years of services without compensation.

Depreciation and amortization

The Company incurred amortization costs during the first six years of operations for the expensing of the Intellectual Property Intangible Asset. The Company incurs depreciation expense from long lived assets purchased.

For the years ended December 31, 2012 , the Company incurred $40,431 for depreciation and amortization expense, a $40,965, or 50.3% decrease from the $81,396 reported for the year ended December 31, 2011.  This decrease is primarily the result of most fixed assets becoming fully depreciated in the first quarter of 2012.

Interest expense

In 2007, the Company purchased computer equipment, on a capital lease basis, to support its business expansion, which resulted in the Company recording interest expense incurred in connection with the capital lease.  The Company also incurred interest expense in connection with convertible debt issued to two related party shareholders.  In April 2011, the debt was converted to equity and the capital lease was paid in full on March 31, 2011. The result of the Company not having any interest bearing debt obligations for the year was a $5,895 decrease in interest expense compared to 2011.

Other Income

The Company realized $13,807 in income from the recovery of a claim under the Florida escheats laws in the third quarter, 2012.  This was a one-time recovery and is not expected to occur again.

Income tax provision

The Company has an income tax net operating loss carry forward (“NOL”) of approximately $53 million, which expires between 2012 and 2032. Section 382 of the Internal Revenue Code (“the Code”) provides limitations on a taxpayer’s ability to offset future taxable income after experiencing an ownership change as defined in the Code and Income Tax Regulations.  It appears that the Company may have experienced an ownership change in connection with the Contribution Agreement entered into during 2005.  Accordingly, it is likely that the Company is limited in its ability to use approximately $39.6 million of its NOL carry forward to offset future taxable income.  The exact amount of this limitation has not yet been determined.  Due to the uncertainty of ultimately realizing a benefit from this NOL, a valuation allowance equal to 100% of this tax benefit has been recorded.

Net income (loss)

As a result of ramping up its operations as an Internet radio provider, the Company realized a net loss of $746,619 and $954,652 for the years ended December 31, 2012 and 2011, respectively.  See previous comments for explanation of the fluctuation in net losses.

Liquidity and capital resources

We have generated operating losses and negative cash flow from operations since inception in November, 2005. We incurred net losses of $746,619 and $954,652 for the years ended December 31, 2012 and 2011, and we may continue to experience net operating losses. Historically, we have relied upon outside investor funds to maintain our operations and develop our business. We anticipate raising additional capital within the next twelve months from investors for working capital and business expansion needs.  We can provide no assurance that additional investor funds will be available on terms acceptable to us. If we are unable to obtain additional financing to meet our working capital requirements, we may have to curtail our business operations.  Also, refer to the Going Concern paragraph in the Report of Independent Registered Public Accounting Firm and Note 3 for further explanation.

At December 31, 2012, we had negative working capital of $1,063,842, as compared to $1,129,149 at December 31, 2011.  The working capital increase is the result of the conversion of advances made by a related party shareholder and accounts payable due to that shareholder’s related entities to shares of common stock in July, 2012, the increase in prepaid assets related to the issuance of shares for consulting services, the expense of which is being recognized between July, 2012 and June, 2014, and the increase in accounts payable and accrued expenses.

During the twelve months ended December 31, 2012 we experienced negative cash flow from operations of $390,617, as compared to $87,258 in 2011. The decrease in net cash provided by operating activities in 2012 is primarily attributable to the decrease in deferred revenue ($280,121), the $40,965 decrease in depreciation expense and the decrease of $150,350 in expenses settled by the issuance of common stock offset by an increase in cash provided by contractual obligations expensed ($334,178), a decrease in accounts receivable ($22,282), an increase in accounts payable and accrued expenses ($143,036), a decrease in prepaid expenses ($101,428) and a decrease in accrued revenue ($26,661).  The decrease in deferred revenue, prepaid expenses and advance payments on contractual obligations is the result of the launch of Radioio Live and the payments made to talent and content providers that are recognized as expenses pro-rata in the same manner as subscription revenue in order to properly match expense to revenue.

The Company purchased $10,703 of capital assets in 2012 as compared to $108,408 in 2011, a use of cash from investing activities, in order to continue to improve and expand the Company’s ability to utilize the most recent technological advances.

Net cash provided by financing activities in 2012 was $404,866 compared to $207,928 in 2011, the result of a private placement in the quarter ended March 31, 2011 of $200,000, offset by additional advances of $242,866 from related party shareholders and the issuance of common stock for an additional $150,000 investment from a related party shareholder for 2012 compared to 2011, and there not being any debt payments in 2012 compared to the final payments made under the capital lease in 2011.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.	Financial Statements and Supplementary Data.

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AT
DECEMBER 31, 2012

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
ioWorldMedia, Incorporated

I have audited the accompanying balance sheets of ioWorldMedia, Incorporated (the Company) as of December 31, 2012, and 2011, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2012 and 2011.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ioWorldMedia, Incorporated as of December 31, 2012, and 2011 and the results of its operations and cash flows for the years ended December 31, 2012, and 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the company has a minimum cash balance available for payment of ongoing expenses, a negative working capital balance, has incurred losses and negative cash flow from operations for the past two years, and it does not have a source of revenue sufficient to cover its operating costs. These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Patrick Rodgers, CPA, PA
Patrick Rodgers, CPA, PA
Altamonte Springs, FL
April 12, 2013

ioWorldMedia, Incorporated and Subsidiaries
CONSOLIDATED BALANCE SHEETS For the Years Ended December 31, 2012 and 2011
	December 31,	December 31,
	2012	2011

ASSETS

Current assets

Cash	$17,865	$14,319
Accounts receivable	28,626	25,454
Prepaid expense	359,936	129,974
Accrued revenue	46,176	45,368

Total current assets	452,603	215,115

Property and equipment, net of accumulated depreciation	86,250	115,978

Other assets

Advance payments for contractual obligations	138,377	134,819
Goodwill, net of impairement allowance	1,204,000	1,204,000

Total other assets	1,342,377	1,338,819

Total assets	$1,881,230	$1,669,912

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Advances from related parties	$38,670	$12,000
Note payable	400,000	400,000
Accounts payable and accrued expenses	760,480	611,229
Deferred revenue	317,295	321,035

Total current liabilities	1,516,445	1,344,264

Deferred revenue	69,079	345,460

Total liabilities	1,585,524	1,689,724

Temporary Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized, 3,025,000
shares issued and 3,000,000 outstanding at December 31, 2012 and 2011	5,772,304	5,772,304

	5,772,304	5,772,304

Stockholders' equity

Common stock, $.001 par value; 250,000,000 authorized, 226,878,246 shares issued and outstanding at December 31, 2012 and 163,447,479
at December 31, 2011, respectively	226,979	163,548
Additional paid-in capital	59,720,980	58,722,274
Treasury stock, 25,000 shares of preferred, at cost	(25,931)	(25,931)
Accumulated defcit	(65,398,626)	(64,652,007)

Total stockholders' equity	(5,476,598)	(5,792,116)

Total liabilities and stockholders' equity	$1,881,230	$1,669,912

See notes to consolidated financial statements.

ioWorldMedia, Incorporated and Subsidiaries
CONSOLIDATED STATEMENT OF OPERATIONS For the Years Ended December 31, 2012 and 2011

	Years Ended
	December 31,
	2012	2011

Sales	$1,607,185	$1,644,619

Cost of sales	751,846	773,289

Gross profit	855,339	871,330

Operating expenses:

Selling and general and administrative	1,575,334	1,738,691
Depreciation and amortization	40,431	81,396
Total expenses	1,615,765	1,820,087
Net operating income	(760,426)	(948,757)

Other income (expense)

Interest income (expense)	-	(5,895)
Other income (expense)	13,807	-
Total other income (expense)	13,807	(5,895)

Net income (loss) before income taxes	(746,619)	(954,652)

Provision for income taxes	-	-

Net income (loss)	$(746,619)	$(954,652)

Net loss per weighted share,
basic and fully diluted	$(0.0039)	$(0.0073)

Weighted average number of common
shares outstanding, basic and fully diluted	191,426,530	131,657,998
See notes to consolidated financial statements.

ioWorldMedia, Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total

Balance, December 31, 2010	108,702,874	$108,803	$56,934,164	$(25,931)	$(63,697,355)	(6,680,319)

Common shares issued for cash	1,000,000	1,000	199,000			200,000
Common shares issued for
debt conversion	1,942,905	1,943	219,895			221,838
Restricted common shares issued	2,420,000	2,420	21,780			24,200
for services
Restricted common shares issued
for Directors' Fees	9,000,000	9,000	81,000			90,000
Restricted common shares issued
as part of Talent contract	10,000,000	10,000	90,000			100,000
Restricted common shares issued
to Early Enlister subscribers	281,700	282	2,535			2,817
Common shares issued for in
exchange for Up Your Ratings, Inc.	30,100,000	30,100	1,173,900			1,204,000

Net loss					(954,652)	(954,652)

Balance, December 31, 2011	163,447,479	163,548	58,722,274	(25,931)	(64,652,007)	(5,792,116)

Common shares issued for cash	7,614,213	7,614	142,386			150,000
Common shares issued for
debt conversion	22,316,554	22,317	417,320			439,637
Restricted common shares issued
for services	31,500,000	31,500	441,000			472,500
Restricted common shares issued
for prior issuance shortages	2,000,000	2,000	(2,000)			-
Net loss					(746,619)	(746,619)

Balance, December 31, 2012	226,878,246	$226,979	$59,720,980	$(25,931)	$(65,398,626)	$(5,476,598)

See notes to consolidated financial statements.

ioWorldMedia, Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2012 and 2011

	Years Ended
	December 31,
	2012	2011

Cash flows from operations
Net income (loss)	$(746,619)	$(954,652)

Adjustment to reconcile net loss to net cash:
Depreciation and amortization	40,431	81,396
Expenses settled by issuance of common stock		150,350
Changes in operating assets and liabilities:

Accounts receivable	(3,172)	(25,454)
Deposits	-	1,046
Accounts payable and accrued expenses	360,692	217,656
Accrued revenue	(808)	(27,469)
Prepaid expenses	6,288	(95,140)
Advance payments on contractual obligations	232,692	(101,486)
Deferred revenue	(280,121)	666,495

Net cash provided by (used for) operating activities	(390,617)	(87,258)

Cash flows from investing activities

Capital expenditures	(10,703)	(108,408)

Net cash provided by financing activities	(10,703)	(108,408)

Cash flows from financing activities

Issuance of common stock	150,000	200,000
Advances from related party shareholders	254,866	12,000
Proceeds from long-term borrowing	-	-
Payments on capital lease obligation	-	(4,072)

Net cash provided by financing activities	404,866	207,928

Net increase (decrease) in cash	3,546	12,262
Cash, beginning of period	14,319	2,057

Cash, end of period	$17,865	$14,319

Supplemental disclosures:

Cash paid during the year for:

Interest	$-	$113

 See notes to consolidated financial statements.

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
 Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012, and 2011

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

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012, and 2011

2.	Liquidity

During the year ended December 31, 2012, and 2011, the Company incurred net losses of approximately $747,000 and $955,000 respectively, while cash used by operations was approximately $391,000 and $87,000 respectively. The Company has not attained a level of revenues sufficient to support recurring expenses.

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

These financial statements were approved by management and available for issuance on April 10, 2013.  Subsequent events have been evaluated through this date.

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

Accounts Receivable and accrued revenue

Accounts receivable are based on non-listener subscription income items, advertising revenues, directly invoiced by the Company.  The accrued revenue represents estimates of ad revenue, based on ad runs, expected collections on those runs and reports of expected amounts to be paid by third parties placing ads.  Any allowance for doubtful accounts is the Company’s best estimate of the amount of probable losses to the Company’s existing accounts receivable.  No allowance for doubtful accounts was recorded for the years ended December 31, 2012, and 2011.

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012, and 2011

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

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  There were no impairment charges for the years ended December 31, 2012 and 2011, respectively.

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

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

3.	Summary of significant accounting policies (continued)

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
For the Years Ended December 31, 2012 and 2011

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

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at December 31, 2012 and 2011.

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period.  The calculation of diluted net loss per share excludes the conversion of any convertible debt obligations into common or preferred stock as of December 31, 2012 and 2011, respectively, since the effect of conversion is anti-dilutive.

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

3.	Summary of significant accounting policies (continued)

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  No stock-based compensation expense under FASB ASC 718 was recorded during the years ended December 31, 2012 and 2011.

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

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
For the Years Ended December 31, 2012 and 2011

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

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year.  At December 31, 2012 and 2011, respectively the Company had no investments classified as securities owned on the consolidated balance sheets.

Certificate of Deposits

The fair values of the bank certificate of deposits are based on the face value of the certificate of deposits.

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

3.	Summary of significant accounting policies (continued)

Recently Adopted Accounting Pronouncements

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (FASB), the SEC, and the Emerging Issues Task Force (EITF), to determine the impact of new pronouncements on GAAP and the impact on the Company. The following are recent accounting pronouncements that have been adopted during 2012, or will be adopted in future periods.

Fair Value Measurements: In May 2011, the FASB amended the ASC to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. The amendment is effective for the first interim or annual period beginning on or after December 15, 2011. The adoption of this amendment on January 1, 2012 did not have a material impact on the Company's results of operations and financial condition.

Comprehensive Income:  In June 2011, the FASB amended the ASC to increase the prominence of the items reported in other comprehensive income. Specifically, the amendment to the ASC eliminates the option to present the components of other comprehensive income as part of the statements of shareholders’ equity. The amendment must be applied retrospectively and is effective for fiscal years and the interim periods within those years, beginning after December 15, 2011.

In February 2013, the FASB amended the ASC to require entities to provide information about amounts reclassified out of other comprehensive income by component. The Company is required to present, either on the face of the financial statements or in the notes, the amounts reclassified from other comprehensive income to the respective line items in the statements of operations. This amendment is effective for interim and annual periods beginning after December 15, 2012

The Company has adopted all accounting pronouncements issued since December 31, 2007 through February 22, 2012, none of which had a material impact on the Company’s financial statements.

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

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

Going Concern

The accompanying financial statements have been prepared assuming that the company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  Currently, the Company has a minimum cash balance available for the payment of ongoing operating expenses, a negative working capital balance, has incurred losses from operations for the past two years, and its operations is not providing a source of funds from revenues sufficient to cover its operational costs to allow it to continue as a going concern.  Management plans to fund continued operations of the Company by generating profits from operations and raising sufficient capital through placement of its common stock or issuance of debt securities.

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

4.	Property and equipment

Property and equipment consisted of the following at December 31:

	December 31,
	2012	2011

Capitalized leases	$248,077	$248,077
Equipment and Software	234,210	223,507

	482,287	471,584
Less: accumulated depreciation	(396,037)	(355,606)

	$86,250	$115,978

Depreciation expense was $40,431 and $81,396 for the years ended December 31, 2012 and 2011, respectively.

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012, and 2011

5.	Notes Payable

At various dates during the years 2010 and 2009, an individual investor advanced the Company funds, aggregating to a total of $400,000 at December 31, 2012 and 2011, respectively.  The advances are non-interest bearing and due on demand.  There were no advances prior to 2009.

6.	Intellectual Property

In November 2005, the Company acquired Search Play, LLC, a provider of internet based radio entertainment, in a transaction accounted for as a business combination.  Of the total purchase price $947,994 was allocated to intellectual property, which was fully amortized as of December 31, 2010.

7.	Income Taxes

At December 31, 2012, the Company had approximately $53.0 million of net operating losses (“NOL”) carry-forwards for federal and state income purposes.  These losses are available for future years and expire through 2032.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.  The Company is not currently involved in any tax audits with the State of Florida or the Internal Revenue Service.  The Company is delinquent in its income tax filings beginning with the 2005 tax year.  There are not considered to be any material penalties for those delinquent periods as the company has only incurred losses in the returns that are to be filed.

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

7.	Income Taxes (continued)

The deferred tax asset is summarized as follows:

	December 31,
	2012	2011
Deferred tax asset:

Net operating loss carry forwards	$20,100,000	$18,000,000

Deferred tax asset	20,100,000	18,000,000

Less: Valuation allowance	(20,100,000)	(18,000,000)

Net deferred tax asset	$-	$-

A reconciliation of income tax expense computed at the U.S. federal, state, and local statutory rates and the Company’s effective tax rate is as follows:

	December 31,
	2012	2011

Statutory federal income tax expense	(34)%	(34)%

State and local income tax	(4)	(4)

(net of federal benefits)

Valuation allowance	38	38

	-%	-%

The Company has taken a 100% valuation allowance against the deferred tax asset attributable to the NOL carry forwards of $20.1 million and $18.0 million at December 31, 2012 and 2011, respectively, due to the uncertainty of realizing the future tax benefits.  The increase in valuation allowance of $2,100,000 is primarily attributable to the net loss reported by the Company for the year ended December 31, 2012.

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

8.	Common Stock

The Company is authorized to issue 250 million shares of common stock with a par value of $.001. At December 31, 2012 and 2011, 226,878,246 and 163,447,479 shares were outstanding, respectively.

9.	Preferred stock

The Company is authorized to issue 5 million shares of preferred stock with a par value of $.001. In July, 2012 the Company and holders of the Company’s Preferred Stock both agreed to amend and restate the terms and designations of the Preferred Stock, in their entirety to read substantially as follows:

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

As of December 31, 2012 and 2011, 3,025,000 preferred shares were issued, 3,000,000 of which were outstanding, and 25,000 were in Treasury.

Dividends

The holders of the Preferred Stock are entitled to receive dividends at the discretion of the Company.

10.	Stockholders’ Equity

In February 2011, the Company issued 1,000,000 million shares to a non-related party for an investment of $200,000.

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

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

In July, 2012, the Company issued 22,316,554 restricted common shares to Big Red Investments Partnership Ltd., a Florida based limited partnership of which Thomas Bean, Chairman, President and Chief Executive Officer of the Company is a limited partner owning 99.65% of the partnership, for the conversion of $439,636, of loans and other accrued expenses made to the Company since January 1, 2011.

In July, 2012, the Company issued 31,500,000 restricted common shares to two independent consultants for consulting services related to advertising operations, technology, finance, strategy and content development.

11.	Capital Lease - Future Minimum Lease Payments

The Company leases certain computer equipment under an agreement that is classified as a capital lease. At December 31, 2012 computer equipment with a cost basis of $39,031 and accumulated depreciation of $39,031 was recorded under a capital lease.

The final payment was made on March 31, 2011; therefore, there is no minimum lease balance due at December 31, 2012.

IOWORLDMEDIA, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

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

On various dates in 2012 and on December 16, 2011, a related party shareholder advanced the Company funds aggregating to a total of $254,866 through December 31, 2012 and $12,000 at December 31, 2011. On July 24, 2012 $228,196 was converted into common stock.  The advances are non-interest bearing and due on demand.

13.	Subsequent Events

The Company has analyzed its operations subsequent to December 31, 2012 through the date of the Audit Report and determined that there were no reportable subsequent events.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2012.

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

Material Weaknesses Identified

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting:

●	There is a lack of sufficient accounting staff, which results in a lack of segregation of duties necessary for a good system of internal control;

●	There is an over-reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions;

●
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

●
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

In light of the foregoing, once we have adequate resources, management plans to develop the following additional procedures to assist in addressing these material weaknesses:

●	Hire a qualified accounting staff to manage, review, and verify day-to-day accounting and the financial statements;

●	Create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel;

●	Recruit independent members to the board of directors;

●	Create an audit committee of the independent board members and implement procedures for its review of our disclosure controls and procedures.

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

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this evaluation, and the material weaknesses previously disclosed, we concluded that our internal control over financial reporting was not effective as of December 31, 2012.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting since the quarter ended September 30, 2012 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Bubba the Love Sponge® (born Todd Clem), is a native of Warsaw, Indiana who began his radio career in 1986 at WPFR in Terre Haute while he was in college. By age 25, he was doing morning hit radio in Chicago and also has broadcast or been syndicated in Grand Rapids, MI; Milwaukee, WI; Philadelphia, PA; Toledo, OH; San Diego, CA; Columbus, OH; Cincinnati, OH; San Antonio, TX; Tampa, FL; Orlando, FL; West Palm Beach, FL; Macon, GA; Wichita, KS; Shreveport, LA; Ft. Myers, FL; Jacksonville, FL, and Hartford, CT, for which he earned multiple awards from Billboard and Radio & Records, including four consecutive R&R DJ of the Year awards and six Billboard Rock Air Personality of the Year awards.

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

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2012, neither Thomas Bean,  nor Bubba the Love Sponge Clem  have filed the required reports.

Item 11.	Executive Compensation.

The following table presents certain information concerning the total compensation earned by or paid during the two fiscal years ended December 31, 2012 to: (1) the former Chief Executive Officer of the Company AND (2) other former executive officers who would have been among the most highly compensated executive officer if they had been as such at the end of the last fiscal year (collectively, the “Named Executive Officers”).

Name and		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)

Thomas J. Bean	2011	-	-	-	-	-	-	-
Chief Executive Officer and Chief Financial Officer	2012	-	-	-	-	-	-	-

(1) Mr. Bean assumed the roles of Chief Executive Officer and Chief Financial Officer on December 31, 2007. Mr. Bean has received no compensation to date.

Employment Agreements

The Company currently has no Employment Agreements.

Compensation of Directors

DIRECTOR COMPENSATION
	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Thomas J. Bean	2011	$30,000	-	-	-	-	$30,000
Alex Edwards	2011	$30,000	-	-	-	-	$30,000
John Stanton	2011	$30,000	-	-	-	-	$30,000
Bubba the Love Sponge Clem	2011	-	-	-	-	-	-

The Directors received 3,000,000 restricted common shares each to, Thomas Bean, John Stanton, and Alex Edwards, in lieu of any compensation, which would have been received during the previous five years of service through December 31, 2010,

Stock Options

 As of December 31, 2012, the Company has one outstanding stock option to the non-related party that made an investment of $200,000 in February, 2011, for an additional 500,000 shares for the sum of $100,000.  This option existed for a period of two years from the date of the initial investment, and was not exercised.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company’s capital stock as of December 31, 2012 by each person known by the Company who beneficially owns more than 5% of the outstanding shares of Common Stock, each director and executive officer of the Company, and all directors and executive officers of the Company as a group.

	Amount and Nature of
Name and Address of Beneficial Owner	Beneficial Ownership	Percentage of Class(1)

Thomas Bean (2)	53,608,554	24%
5025 W. Lemon St. Suite 200 Tampa FL 33609

Bubba the Love Sponge Clem	7,301,481	3%
5025 W. Lemon St. Suite 200, Tampa FL 33609

Directors and Executive Officers as a Group	60,910,035	27%
(two persons)

Benjamin Homel	15,000,000	7%
1717 Dixie Highway, Suite 650, Ft. Wright, KY 41011

Spruce Goose, Inc.	21,000,000	9%
33 West 8th Street, Bayonne, NJ 07002

Zachary McAdoo (2)	18,114,213	10%
635 Madison Avenue, 15th Floor, New York, NY 10022

IO Media Partners	16,430,000	7%

Total	131,454,248	58%

(1)
Beneficial ownership is calculated based on the 226,878,246 shares of common stock issued and outstanding as of the date hereof, together with securities exercisable or convertible into such shares within sixty (60) days of the date hereof for each shareholder.  The shares of common stock issuable pursuant to those convertible securities, options or warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2)	Includes shares owned by entities to which, Mr. Bean, Mr. Clem, and Mr. McAdoo have controlling interests.

Item 13.	Certain Relationships and Related Transactions, Director Independence.

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

Item 14.	Principal Accounting Fees and Services.

The following summarizes the fees paid to Independent Auditors for the years ended December 31, 2012 and 2011:

	2012	2011

Audit	$3,000	$26,500
Audit-Related	-	-
All Other

Total Fees	$3,000	$26,500

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Exhibits

The following exhibits are filed as a part of, or are incorporated by reference into this Annual Report on Form 10-K:

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation of the Company effective as of January 1, 1996, as amended by the Articles of Amendment dated as of January 9, 1996 (1)

3.2	Bylaws of the Company (1)

3.3	Articles of Amendment of the Articles of Incorporation of IoWorldMedia Corporation filed June 1, 2001. (2)

3.4
Articles of Amendment of the Articles of Incorporation of PowerCerv Corporation for Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock filed August 31, 2001. (2)

3.5	Amendment to the Articles of Incorporation of Powercerv Corporation dated December 21, 2005 (3)

3.6	Amendment to the Articles of Incorporation dated May 4, 2011 (2)

10.14	Contribution Agreement dated September 21, 2005 (3)

14.1	Code of Ethics (3)

21.1	List of Subsidiaries (3)

31.1	Certification to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer and Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Label Linkbase Document**

101.PRE	XBRL Taxonomy Presentation Linkbase Document**

1.	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-00250).

2.	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on August 8, 2011.

3.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on April 21, 2011.

* Furnished herewith XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IOMEDIAWORLD, INCORPORATED

Date: April 12, 2012	By:	/s/ Thomas J. Bean
Thomas J. Bean
Chief Executive Officer and Chairman of the Board.
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Bean	Chief Executive Officer, Chief Financial Officer and	April 12, 2012
Thomas J. Bean	Chairman of the Board of Directors (Principal Executive Officer and Principal Financial Officer)

/s/ Bubba the Love Sponge Clem	Director	April 12, 2012
Bubba the Love Sponge Clem