Form 10-Q
period 2013-03-31
IO World Media, Inc
filed 2013-05-15
CIK 1005758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 10, 2013 there were 226,878,246 shares of $0.001 par value common stock issued and 232,878,246 outstanding.

FORM 10-Q
IOWORLDMEDIA, INCORPORATED.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ioWorldMedia, Incorporated and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash	$4,776	$17,865
Accounts receivable	31,213	28,626
Inventory	12,240	-
Prepaid expense	357,887	359,936
Accrued revenue	29,489	46,176

Total current assets	435,605	452,603

Property and equipment, net of accumulated depreciation	80,124	86,250

Other assets
Advance payments for contractual obligations	59,063	138,377
Goodwill, net of impairement allowance	1,204,000	1,204,000

Total other assets	1,263,063	1,342,377

Total assets	$1,778,792	$1,881,230

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Advances from related parties	$132,771	$38,670
Note payable	400,000	400,000
Accounts payable and accrued expenses	865,801	760,480
Deferred revenue	316,668	317,295

Total current liabilities	1,715,240	1,516,445

Deferred revenue	-	69,079

Total liabilities	1,715,240	1,585,524

Temporary Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized, 3,025,000 shares issued and 3,000,000 outstanding at March 31, 2013
and December 31, 2012	5,772,304	5,772,304
	5,772,304	5,772,304

Stockholders' equity
Common stock, $.001 par value; 250,000,000 authorized, 226,878,246 shares issued and outstanding at March 31, 2013 and
December 31, 2012, respectively	226,979	226,979
Additional paid-in capital	59,720,980	59,720,980
Treasury stock, 25,000 shares of preferred, at cost	(25,931)	(25,931)
Accumulated defcit	(65,630,780)	(65,398,626)

Total stockholders' equity	(5,708,752)	(5,476,598)

Total liabilities and stockholders' equity	$1,778,792	$1,881,230

See notes to consolidated financial statements.

ioWorldMedia, Incorporated and Subsidiaries
CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)	(Unaudited)

Sales	$389,326	$401,779

Cost of sales	232,189	183,219

Gross profit	157,137	218,560

Operating expenses:

Selling and general and administrative	383,165	388,510
Depreciation and amortization	6,126	22,279

Total expenses	389,291	410,789

Net operating income	(232,154)	(192,229)

Other income (expense)
Other income (expense)	-	-
Total other income (expense)	-	-

Net income (loss) before income taxes	(232,154)	(192,229)

Provision for income taxes	-	-

Net income (loss)	$(232,154)	$(192,229)

Net loss per weighted share,
basic and fully diluted	$(0.0010)	$(0.0012)

Weighted average number of common
shares outstanding, basic and fully diluted	226,878,246	163,447,479

See notes to consolidated financial statements.

ioWorldMedia, Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total

Balance, December 31, 2011	163,447,479	$163,548	$58,722,274	$(25,931)	$(64,652,007)	$(5,792,116)
Common shares issued for cash	7,614,213	7,614	142,386			150,000
Common shares issued for debt conversion	22,316,554	22,317	417,320			439,637
Restricted common shares issued for services	31,500,000	31,500	441,000			472,500
Restricted common shares issued for prior issuance shortages	2,000,000	2,000	(2,000)			-
Net loss					(746,619)	(746,619)

Balance, December 31, 2012	226,878,246	226,979	59,720,980	(25,931)	(65,398,626)	(5,476,598)

Net loss					(232,154)	(232,154)

Balance, March 31, 2013	226,878,246	$226,979	$59,720,980	$(25,931)	$(65,630,780)	$(5,708,752)

See notes to consolidated financial statements.

ioWorldMedia, Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)	(Unaudited)

Cash flows from operations
Net income (loss)	$(232,154)	$(192,229)
Adjustment to reconcile net loss to net cash:
Depreciation and amortization	6,126	22,279
Changes in operating assets and liabilities:
Accounts receivable	(2,587)	(4,645)
Inventory	(12,240)	-
Accounts payable and accrued expenses	105,321	94,062
Accrued revenue	16,687	5,763
Prepaid expenses	2,049	(16,092)
Advance payments on contractual obligations	79,314	28,641
Deferred revenue	(69,706)	(76,523)
Net cash provided by (used for) operating activities	(107,190)	(138,744)

Cash flows from investing activities
Capital expenditures	-	(1,079)
Net cash provided by financing activities	-	(1,079)

Cash flows from financing activities
Advances from related party shareholders	94,101	156,196
Net cash provided by financing activities	94,101	156,196

Net increase (decrease) in cash	(13,089)	16,373
Cash, beginning of period	17,865	14,319

Cash, end of period	$4,776	$30,692

Supplemental disclosures:

Cash paid during the year for:

Interest	$-	$-

See notes to consolidated financial statements.

ioWorldMedia, Incorporated and subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013

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

During the three months ended March 31, 2013, and 2012, the Company incurred net losses of approximately $232,000 and $192,000 respectively. Cash used in operations was approximately $107,000 for the three months ended March 31, 2013 and $139,000 for the three months ended March 31, 2012. The Company has not attained a level of revenues sufficient to support recurring expenses.

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

These financial statements were approved by management and available for issuance on May 10, 2013.  Subsequent events have been evaluated through this date.

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
March 31, 2013

Cash and Cash Equivalents

The Company considers short-term interest bearing investments with initial maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of cash in banks, free credit on investment accounts and money market accounts.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount.  Any allowance for doubtful accounts is the Company’s best estimate of the amount of probable losses to the Company’s existing accounts receivable.  No allowance for doubtful accounts was recorded for the quarter ended March 31, 2013.

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

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  There were no impairment charges for the quarters ended March 31, 2013 or 2012, respectively.

Revenue recognition

The Company derives revenue primarily from premium listener subscription plans and from advertising.  The Company offers a number of subscription plans on a monthly and annual basis.  Revenue from subscribers is recognized on a monthly pro-rata basis over the life of the subscription beginning January 1, 2011 effective with the launch of RadioioLive and the material level of annual and multi-year subscriptions sold.  The subscriptions collected in advance are recorded as deferred revenue with the portion to be earned over the upcoming year classified as a current liability and the portion to be earned after March 31, 2014 classified as a long term liability. Prior to January 1, 2011 subscription revenue was recognized as received from subscribers.

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
March 31, 2013

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

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at March 31, 2013 and December 31, 2012.

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period.  The calculation of diluted net loss per share excludes the conversion of any convertible debt obligations into common or preferred stock as of March 31, 2013 and March 31, 2012, respectively, since the effect of any such conversion would be anti-dilutive.

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide services in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  No stock-based compensation expense under FASB ASC 718 was recorded during the quarters ended March 31, 2013 or 2012.

ioWorldMedia, Incorporated and subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013

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

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on NASDAQ at their last sales price as of the last business day of the year.  At March 31, 2013 and December 31, 2012, respectively, the Company had no investments classified as securities owned on the consolidated balance sheets.

ioWorldMedia, Incorporated and subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013

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

In the event we do not generate sufficient funds from revenues or financing through the issuance of our common stock or from debt financing, we may be unable to fully implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects, financial condition, and results of operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities

ioWorldMedia, Incorporated and subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013

4.	Property and equipment

Property and equipment consisted of the following at:

	March 31,	December 31,
	2013	2012
	(Unaudited)

Capitalized leases	$248,077	$248,077
Equipment and Software	234,210	234,210

	482,287	482,287
Less: accumulated depreciation	(402,163)	(396,037)

	$80,124	$86,250

Depreciation expense was $6,126 and $22,279 for the three months ended March 31, 2013 and 2012, respectively.

ioWorldMedia, Incorporated and subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013

5.	Notes Payable

At various dates during the years 2010 and 2009, an individual investor advanced the Company funds, aggregating to a total of $400,000 at March 31, 2013 and December 31, 2012, respectively.  The advances are non-interest bearing and due on demand.  There were no advances prior to 2009.

6.	Intellectual Property

In November 2005, the Company acquired SearchPlay, a provider of Internet based radio entertainment, in a transaction accounted for as a business combination.  Of the total purchase price $947,994 was allocated to intellectual property, which was fully amortized as of December 31, 2010.

7.	Income Taxes

At March 31, 2013 and December 31, 2012, the Company had approximately $53.0 million of net operating losses (“NOL”) carry-forwards for federal and state income purposes.  These losses are available for future years and expire through 2032.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.  The Company is not currently involved in any tax audits with the State of Florida or the Internal Revenue Service.  The Company is delinquent in its income tax filings beginning with the 2005 tax year.  There are not considered to be any material penalties for those delinquent periods as the Company has only incurred losses in the returns that are to be filed.

ioWorldMedia, Incorporated and subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013

The deferred tax asset is summarized as follows:

	March 31,	December 31,
	2013	2012
	(Unaudited)
Deferred tax asset:

Net operating loss carry forwards	$20,100,000	$20,100,000

Deferred tax asset	20,100,000	20,100,000

Less: Valuation allowance	(20,100,000)	(20,100,000)

Net deferred tax asset	$-	$-

A reconciliation of income tax expense computed at the U.S. federal, state, and local statutory rates and the Company’s effective tax rate is as follows:

	March 31,	December 31,
	2013	2012

Statutory federal income tax expense	(34)%	(34)%

State and local income tax	(4)	(4)

(net of federal benefits)

Valuation allowance	38	38

	-%	-%

The Company has taken a 100% valuation allowance against the deferred tax asset attributable to the NOL carry forwards of $21.1 million at March 31, 2013 and December 31, 2012, respectively, due to the uncertainty of realizing the future tax benefits.

8.	Common Stock

The Company is authorized to issue 250 million shares of Common Stock with a par value of $0.001. At March 31, 2013 and December 31, 2012 there were 226,878,246 shares outstanding.

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

As of March 31, 2013 and December 31, 2012, 3,025,000 preferred shares were issued, 3,000,000 of which were outstanding, and 25,000 were in Treasury.

ioWorldMedia, Incorporated and subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013

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

11.	Capital Lease - Future Minimum Lease Payments

The Company leases certain computer equipment under an agreement that is classified as a capital lease. At March 31, 2013 computer equipment with a cost basis of $39,031 and accumulated depreciation of $39,031 was recorded under a capital lease.

The final payment was made on March 31, 2011; therefore, there is no minimum lease balance due at March 31, 2013.

12.	Related Party

On various dates in 2013 and 2012, a related party shareholder advanced the Company funds, aggregating to a total $132,771 through March 31, 2013 and $254,866 through December 31, 2012.  On July 24, 2012 $228,196 was converted into common stock.  The advances are non-interest bearing and due on demand. In 2012 there were $38,670 of advances received after the conversion into common stock.

13.	Subsequent Events

On April 19, 2013 the Company entered into an agreement to issue 6,000,000 restricted common shares to Zanett Opportunity Fund, LTD for an additional investment of $60,000.  As of May 10, 2013 the funds had been received but the shares had not yet been issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operation of the Company for the period ended March 31, 2013 should be read in conjunction with the financial statements, and the notes to those statements that are included elsewhere in this Quarterly Report, as well as our Annual Report for our fiscal year ended December 31, 2012 as filed with the SEC on Form 10-K on April 15, 2013.  Some of the information contained in this discussion and analysis are set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

The following table presents the percentage of period-over-period dollar change for the line selected items in the Company’s Consolidated Statements of Operations for the quarters ended March 31, 2013 and 2012.  These comparisons of financial results are not necessarily indicative of future results.

	Three Months ended March31
	2013	2012	% Change
Sales	$389,326	$401,779	(3.1%)

Cost of goods sold	232,189	183,219	26.7%

Gross profit	157,137	218,560	(28.1%)

Operating expenses:

Selling and general and administrative	383,165	388,510	(1.4%)
Depreciation and amortization	6,126	22,279	(72.5%)

Total expenses	389,291	410,789	(5.2%)

Net operating income	(232,154)	(192,229)	20.8%

Other income (expense)	0	0	N/A

Net income (loss) before income taxes	$(232,154)	$(192,229)	20.8%

Three Months Ended March 31, 2013 and March 31, 2012

Revenue

Revenue generated by Radioio consists primarily of subscription and advertising fee revenue.   ioBusinessMusic’s revenue is derived from subscriptions.  RadioioLive revenue consists of subscription and advertising fee revenue.  Revenue decreased by $12,453, or 3.1%, for the three months ended March 31, 2013 to $389,326 compared to $401,779 for the same period in 2012.

ioBusinessMusic acquired new clients, which resulted in the increase of subscribers and increased subscription service revenue by $20,532, or 10.5%.  ioBusinessMusic also began to sell directly to clients, which increased subscription revenue by $7,463 and sold equipment to those clients generating $14,187 in revenue

Radioio subscription revenue increased $1,377, or 10.9% in the first quarter of 2013 compared to the corresponding period in 2012, while advertising revenue decreased $17,382, or 76.3% in the quarter ended March 31, 2013 compared to the same quarter 2012 due to migrating to a different ad platform.  There were no changes to the operating programs of Radioio, with the increase in subscription revenue attributable to management’s efforts to retain existing subscribers and getting former subscribers to renew.  Management will continue to focus its efforts on attempting to contact former subscribers to renew their expired subscriptions.

RadioioLive was launched in early January, 2011.  Programming was provided at no cost for the first quarter of 2011, while beginning the subscription recruiting drive.  The three year Early Enlister program generated over $840,000 in prepaid subscriptions on its own.  The revenue from the Early Enlisters is being recognized pro-ratably over the three year period from April 1, 2011 to March 31, 2014.  The subscriptions collected in advance are recorded as deferred revenue with the portion to be earned over the upcoming year classified as a current liability.  RadioioLive recognized $69,079 in revenue from the Early Enlistment program in the first quarter, 2013 with a total of $111,719 in subscriber revenue recognized for the quarter, a decrease of $29,898 or 21.1% compared to the same time period in 2012.  The decrease is due to annual renewals decreasing $7,052 and monthly subscriptions falling $22,828 or 43.9% in 2013 compared to 2012.  In addition RadioioLive generated $21,356 of advertising revenue in 2013 as compared to $29,704 in 2012, a decrease of 28.1% due to migrating to a different ad platform.

Cost of Sales

The Company incurred $232,189 and $183,219 in cost of sales attributable to the services performed through ioWorldMedia and its subsidiaries for the quarters ended March 31, 2013 and 2012, respectively.  Cost of sales for the three months ended March 31, 2013 increased by $48,970, or 26.7% as compared to the same period of 2012.  Cost of sales for all periods includes credit card fees incurred in connection with the use of credit cards by customers for payment of their subscriptions.  The result of the increase in subscription income for Radioio resulted in credit card fees increasing $18, or 2.4% in 2013 compared to 2012, while ad revenue commissions to third parties decreased $1,710 or 55.8%.   ioBusinessMusic incurrs direct fees to a third party to administer the subscription program and the cost of content and for the first quarter of 2013 those fees increased $33,494, or 27.3% over the corresponding period in 2012 as a result of the fee structure changing with the third party.  ioBusinessMusic also incurred $23,480 in the cost of equipment and royalties for the direct sales to clients which began in the first quarter, 2013.  RadioioLive’s cost of sales is comprised of contractual obligations paid to on air talent and content providers, which decreased $6,420 or 15.7% compared to the same period 2012, commissions paid on advertising programs to third parties increased $1,014 or 26.0%, along with a decrease in credit card fees of $1,169 or 33.0% in 2013 compared to 2012 in conjunction with the decrease in subscriptions.

Gross Profit

Gross profit was $157,137 and $218,560 for the quarters ended March 31, 2013 and 2012 respectively, a decrease of $61,423 or 28.1%.  This decrease resulted from the $31,671 decrease in gross profit generated by RadioioLive along with the decrease of $15,440 from ioBusinessMusic and the decrease of $14,313 from Radioio.

Selling and general and administrative

The Company has had consistent activities as a provider of Internet radio content beginning in 2005 and continuing through 2013, which resulted in selling and general and administrative expenses attributable to this operation.  The Company is in the process of developing and expanding the Internet radio operation.  This process requires the addition of listeners and increasing the variety of content, and the primary costs to deliver the content is the music programmers, Internet hosting, and related expenses.  This process also requires securing other sources of revenue such as advertisers, for which the Company predominantly utilizes the services of third parties in exchange for a commission.

For the quarters ended March 31, 2013 and March 31, 2012, the Company incurred selling and general and administrative expenses of $383,165 and $388,510, respectively, a decrease of $5,345, or 1.4%.  The continued development of RadioioLive slowed compared to prior periods and expenses decreased by $4,826, with a decrease of $3,755 for Internet hosting, and a decrease in cost of talent of $2,217, offset by $617 of additional costs in rent and costs to operate the studio in Tampa, FL.  Professional fees, which include legal, accounting, consulting and music programmer expenses, increased by $29,467 during the three months ended March 31, 2013 compared to the same period of 2012.  This is due to expensing the three year consulting agreement entered into in July, 2012 for restricted common shares offset by the improved cost control related to other professional fees.  The cost of the support for the website decreased by $7,705 in the ioBusinessMusic subsidiary and by $17,336 in the Radioio subsidiary for the three month period ended March 31, 2013, due to a change in the provider of the Internet hosting.

Depreciation and amortization

The Company incurred amortization costs during the first six years of operations for the expensing of the intellectual property intangible asset. The Company incurs depreciation expense from long lived assets purchased.

For the quarter ended March 31, 2013, the Company incurred $6,126 for depreciation and amortization expense, a $16,153, or 72.5% decrease from the $22,279 reported for the quarter ended March 31, 2012.  This decrease is the result of most fixed assets becoming fully depreciated in the first quarter of 2012.

Income tax provision

The Company has an income tax net operating loss carry forward (“NOL”) of approximately $53 million, which expire through 2032. Section 382 of the Internal Revenue Code (“the Code”) provides limitations on a taxpayer’s ability to offset future taxable income after experiencing an ownership change as defined in the Code and Income Tax Regulations.  It appears that the Company may have experienced an ownership change in connection with the Contribution Agreement entered into during 2005.  Accordingly, it is likely that the Company is limited in its ability to use approximately $39.5 million of its NOL carry forwards to offset future taxable income.  The exact amount of this limitation has not yet been determined.  Due to the uncertainty of ultimately realizing a benefit from this NOL, a valuation allowance equal to 100% of this tax benefit has been recorded.

Net income (loss)

As a result of ramping up its operations as an Internet radio provider, the Company realized a net loss of $232,154 and $192,229 for the quarters ended March 31, 2013 and March 31, 2012, respectively.  See previous comments for explanation of the fluctuation in net losses.

Liquidity and Capital Resources

We have generated operating losses and negative cash flow from operations since inception in November, 2005. We incurred net losses of $232,154 and $192,229 for the three months ended March 31, 2013 and March 31, 2012, and we may continue to experience net operating losses. Historically, we have relied upon outside investor funds to maintain our operations and develop our business. We anticipate raising additional capital within the next twelve months from investors for working capital and business expansion needs.  We can provide no assurance that additional investor funds will be available on terms acceptable to us, if at all. If we are unable to obtain additional financing to meet our working capital requirements, we may have to curtail or cease our business operations.  Also, refer to the Going Concern paragraph in Note 3 above for further explanation.

At March 31, 2013, we had negative working capital of $1,279,635, as compared to $1,063,842 at December 31, 2012. The working capital decrease is the result of advances made by a related party shareholder, and the increase in accounts payable and accrued expenses.

During the three months ended March 31, 2013 we experienced negative cash flow from operations of $107,190, as compared to $138,744 during the three months ended March 31, 2012. The increase in net cash provided by operating activities for the first three months of 2013 is primarily attributable to the increase in cash provided by depreciation and amortization ($6,126),  contractual obligations expensed ($79,314), an increase in accounts payable and accrued expenses ($105,321), a decrease in prepaid expenses ($2,049), and a decrease in accrued revenue ($16,687), offset by the purchase of equipment inventory for ioBusinessMusic of $12,240, an increase in accounts receivable ($2,587) and a decrease in deferred revenue ($69,706). The decrease in deferred revenue, prepaid expenses and advance payments on contractual obligations is the result of the launch of RadioioLive in the first quarter of 2011 and the payments made to talent and content providers that are recognized as expenses pro-rata in the same manner as subscription revenue in order to properly match expense to revenue.

The Company did not purchase capital assets in the first three months of 2013 as compared to $1,079 for the same period in 2012, a use of cash from investing activities, in order to continue to improve and expand the Company’s ability to utilize the most recent technological advances.

Net cash provided by financing activities in the first three months of 2013 was $94,101, compared to $156,196 for the same period of 2012, the result of less advances from related party shareholders.

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

Our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d -15(e) under the Exchange Act, as of the end of the period covered by this quarterly report.  Based on his evaluation, he concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting that applied as of December 31, 2011 and continue to apply as of March 31, 2013.  Our management intends, to design and implement processes and procedures that will provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles, as funding becomes available to be able to put the components in place.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IOWORLDMEDIA, INCORPORATED

Date: May 15, 2013	By:	/s/ Thomas J. Bean
Thomas Bean Chief Executive Officer and Chief Financial Officer