Form 10-Q
period 2013-06-30
IO World Media, Inc
filed 2013-08-13
CIK 1005758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 12, 2013 there were 226,878,246 shares of $0.001 par value common stock issued and 238,050,660 outstanding.

FORM 10-Q
IOWORLDMEDIA, INCORPORATED.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ioWorldMedia, Incorporated and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
ASSETS
Current assets
Cash	$36,379	$17,865
Accounts receivable	33,442	28,626
Inventory	32,581	-
Prepaid expense	327,348	359,936
Accrued revenue	24,305	46,176

Total current assets	454,055	452,603

Property and equipment, net of accumulated depreciation	74,093	86,250

Other assets
Advance payments for contractual obligations	-	138,377
Goodwill, net of impairment allowance	1,204,000	1,204,000

Total other assets	1,204,000	1,342,377

Total assets	$1,732,148	$1,881,230

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Advances from related parties	$316,413	$38,670
Note payable	400,000	400,000
Accounts payable and accrued expenses	911,355	760,480
Deferred revenue	256,113	317,295

Total current liabilities	1,883,881	1,516,445

Deferred revenue	-	69,079

Total liabilities	1,883,881	1,585,524

Temporary Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized, 3,025,000 shares issued and 3,000,000 outstanding at June 30, 2013 and December 31, 2012	5,772,304	5,772,304
	5,772,304	5,772,304

Stockholders' equity
Common stock, $.001 par value; 250,000,000 authorized, 226,878,246 shares issued and 238,050,660 outstanding at June 30, 2013 and 226,878,246 issued and outstanding at December 31, 2012	238,151	226,979
Additional paid-in capital	59,799,808	59,720,980
Treasury stock, 25,000 shares of preferred, at cost	(25,931)	(25,931)
Accumulated deficit	(65,936,065)	(65,398,626)

Total stockholders' equity	(5,924,037)	(5,476,598)

Total liabilities and stockholders' equity	$1,732,148	$1,881,230

See notes to consolidated financial statements.

ioWorldMedia, Incorporated and Subsidiaries
CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$380,195	$403,492	$769,521	$805,272
Cost of sales	217,114	179,284	449,303	362,503

Gross profit	163,081	224,208	320,218	442,769

Operating expenses:
Selling and general and administrative	462,335	361,683	845,500	750,193
Depreciation and amortization	6,031	5,988	12,157	28,267

Total expenses	468,366	367,671	857,657	778,460

Net operating income	(305,285)	(143,463)	(537,439)	(335,691)

Net income (loss) before income taxes	(305,285)	(143,463)	(537,439)	(335,691)
Provision for income taxes	-	-	-	-

Net income (loss)	$(305,285)	$(143,463)	$(537,439)	$(335,691)

Net loss per weighted share, basic and fully diluted	$(0.0013)	$(0.0009)	$(0.0023)	$(0.0021)

Weighted average number of common shares outstanding, basic and fully diluted	232,250,736	163,447,479	229,579,332	163,447,479

See notes to consolidated financial statements.

ioWorldMedia, Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total

Balance, December 31, 2011	163,447,479	$163,548	$58,722,274	$(25,931)	$(64,652,007)	(5,792,116)

Common shares issued for cash	7,614,213	7,614	142,386			150,000

Common shares issued for debt conversion	22,316,554	22,317	417,320			439,637

Restricted common shares issued for services	31,500,000	31,500	441,000			472,500

Restricted common shares issued for prior issuance shortages	2,000,000	2,000	(2,000)			-

Net loss					(746,619)	(746,619)

Balance, December 31, 2012	226,878,246	226,979	59,720,980	(25,931)	(65,398,626)	(5,476,598)

Restricted common shares to be issued for cash	6,000,000	6,000	54,000			60,000

Restricted common shares to be issued for cash	5,172,414	5,172	24,828			30,000

Net loss					(537,439)	(537,439)

Balance, June 30, 2013	238,050,660	$238,151	$59,799,808	$(25,931)	$(65,936,065)	$(5,924,037)

See notes to consolidated financial statements.

ioWorldMedia, Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from operations
Net income (loss)	$(537,439)	$(335,691)
Adjustment to reconcile net loss to net cash:
Depreciation and amortization	12,157	28,267
Expenses settled by issuance of common stock	-	-
Changes in operating assets and liabilities:
Accounts receivable	(4,816)	(4,202)
Inventory	(32,581)	-
Accounts payable and accrued expenses	150,875	219,916
Accrued revenue	21,871	(9,423)
Prepaid expenses	32,588	(8,416)
Advance payments on contractual obligations	138,377	57,283
Deferred revenue	(130,261)	(134,089)
Net cash provided by (used for) operating activities	(349,229)	(186,355)

Cash flows from investing activities
Capital expenditures	-	(10,703)
Net cash provided by financing activities	-	(10,703)

Cash flows from financing activities
Issuance of common stock	90,000	-
Advances from related party shareholders	277,743	193,696
Proceeds from long-term borrowing	-	-
Payments on capital lease obligation	-	-
Net cash provided by financing activities	367,743	193,696

Net increase (decrease) in cash	18,514	(3,362)
Cash, beginning of period	17,865	14,319

Cash, end of period	$36,379	$10,957

Supplemental disclosures:

Cash paid during the year for:

Interest	$-	$-

See notes to consolidated financial statements.

ioWorldMedia, Incorporated and subsidiaries
Notes to Consolidated Financial Statements
June 30, 2013

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

During the six months ended June 30, 2013, and 2012, the Company incurred net losses of approximately $537,000 and $336,000 respectively. Cash used in operations was approximately $349,000 for the six months ended June 30, 2013 and $186,000 for the six months ended June 30, 2012. The Company has not attained a level of revenues sufficient to support recurring expenses.

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

These financial statements were approved by management and available for issuance on August 12, 2013.  Subsequent events have been evaluated through this date.

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
June 30, 2013

Cash and Cash Equivalents

The Company considers short-term interest bearing investments with initial maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of cash in banks, free credit on investment accounts and money market accounts.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount.  Any allowance for doubtful accounts is the Company’s best estimate of the amount of probable losses to the Company’s existing accounts receivable.  No allowance for doubtful accounts was recorded for the quarter ended June 30, 2013.

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

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  There were no impairment charges for the quarters ended June 30, 2013 or 2012, respectively.

Revenue recognition

The Company derives revenue primarily from premium listener subscription plans and from advertising.  The Company offers a number of subscription plans on a monthly and annual basis.  Revenue from subscribers is recognized on a monthly pro-rata basis over the life of the subscription beginning January 1, 2011 effective with the launch of RadioioLive and the material level of annual and multi-year subscriptions sold.  The subscriptions collected in advance are recorded as deferred revenue with the portion to be earned over the upcoming year classified as a current liability and the portion to be earned after June 30, 2014 classified as a long term liability. Prior to January 1, 2011 subscription revenue was recognized as received from subscribers.

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
June 30, 2013

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

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at June 30, 2013 and December 31, 2012.

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period.  The calculation of diluted net loss per share excludes the conversion of any convertible debt obligations into common or preferred stock as of June 30, 2013 and June 30, 2012, respectively, since the effect of any such conversion would be anti-dilutive.

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide services in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  No stock-based compensation expense under FASB ASC 718 was recorded during the quarters ended June 30, 2013 or 2012.

ioWorldMedia, Incorporated and subsidiaries
Notes to Consolidated Financial Statements
June 30, 2013

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

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on NASDAQ at their last sales price as of the last business day of the year.  At June 30, 2013 and December 31, 2012, respectively, the Company had no investments classified as securities owned on the consolidated balance sheets.

ioWorldMedia, Incorporated and subsidiaries
Notes to Consolidated Financial Statements
June 30, 2013

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
Notes to Consolidated Financial Statements
June 30, 2013

4.	Property and equipment

Property and equipment consisted of the following at:

	June 30,	December 31,
	2013	2012
	(Unaudited)

Capitalized leases	$248,077	$248,077
Equipment and Software	234,210	234,210

	482,287	482,287
Less: accumulated depreciation	(408,194)	(396,037)

	$74,093	$86,250

Depreciation expense was $12,157 and $28,267 for the six months ended June 30, 2013 and 2012, respectively.

ioWorldMedia, Incorporated and subsidiaries
Notes to Consolidated Financial Statements
June 30, 2013

5.	Notes Payable

At various dates during the years 2010 and 2009, an individual investor advanced the Company funds, aggregating to a total of $400,000 at June 30, 2013 and December 31, 2012, respectively.  The advances are non-interest bearing and due on demand.  There were no advances prior to 2009.

6.	Intellectual Property

In November 2005, the Company acquired SearchPlay, a provider of Internet based radio entertainment, in a transaction accounted for as a business combination.  Of the total purchase price $947,994 was allocated to intellectual property, which was fully amortized as of December 31, 2010.

7.	Income Taxes

At June 30, 2013 and December 31, 2012, the Company had approximately $53.0 million of net operating losses (“NOL”) carry-forwards for federal and state income purposes.  These losses are available for future years and expire through 2032.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.  The Company is not currently involved in any tax audits with the State of Florida or the Internal Revenue Service.  The Company is delinquent in its income tax filings beginning with the 2005 tax year.  There are not considered to be any material penalties for those delinquent periods as the Company has only incurred losses in the returns that are to be filed.

ioWorldMedia, Incorporated and subsidiaries
Notes to Consolidated Financial Statements
June 30, 2013

The deferred tax asset is summarized as follows:

	June 30,	December 31,
	2013	2012
	(Unaudited)
Deferred tax asset:

Net operating loss carry forwards	$20,100,000	$20,100,000

Deferred tax asset	20,100,000	20,100,000

Less: Valuation allowance	(20,100,000)	(20,100,000)

Net deferred tax asset	$-	$-

A reconciliation of income tax expense computed at the U.S. federal, state, and local statutory rates and the Company’s effective tax rate is as follows:

	June 30,	December 31,
	2013	2012

Statutory federal income tax expense	(34)%	(34)%

State and local income tax	(4)	(4)

(net of federal benefits)

Valuation allowance	38	38

	-%	-%

The Company has taken a 100% valuation allowance against the deferred tax asset attributable to the NOL carry forwards of $21.1 million at June 30, 2013 and December 31, 2012, respectively, due to the uncertainty of realizing the future tax benefits.

8.	Common Stock

The Company is authorized to issue 250 million shares of Common Stock with a par value of $0.001. At June 30, 2013 there were 226,878,246 issued and 238,050,660 outstanding and at December 31, 2012 226,878,246 shares were issued and outstanding.

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

As of June 30, 2013 and December 31, 2012, 3,025,000 preferred shares were issued, 3,000,000 of which were outstanding, and 25,000 were in Treasury.

ioWorldMedia, Incorporated and subsidiaries
Notes to Consolidated Financial Statements
June 30, 2013

Dividends

The holders of the Preferred Stock are entitled to receive dividends at the discretion of the Company.

10.	Stockholders’ Equity

On June 20, 2013 the Company entered into an agreement to issue 5,172,414 restricted common shares to Zanett Opportunity Fund, LTD for an additional investment of $30,000.  As of August 12, 2013 the funds had been received but the shares had not yet been issued.

On April 20, 2013 the Company entered into an agreement to issue 6,000,000 restricted common shares to Zanett Opportunity Fund, LTD for an additional investment of $60,000.  As of August 12, 2013 the funds had been received but the shares had not yet been issued.

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

11.	Capital Lease - Future Minimum Lease Payments

The Company leases certain computer equipment under an agreement that is classified as a capital lease. At June 30, 2013 computer equipment with a cost basis of $39,031 and accumulated depreciation of $39,031 was recorded under a capital lease.

The final payment was made on March 31, 2011; therefore, there is no minimum lease balance due at June 30, 2013.

12.	Related Party

On various dates in 2013 and 2012, a related party shareholder advanced the Company funds, aggregating to a total $316,413 through June 30, 2013 and $254,866 through December 31, 2012.  On July 24, 2012, $228,196 was converted into common stock with an additional $38,670 of advances made in 2012 after the conversion.  The advances are non-interest bearing and due on demand.

13.	Subsequent Events

On July 29, 2013 a Related Party Shareholder advanced the company an additional $35,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operation of the Company for the period ended June 30, 2013 should be read in conjunction with the financial statements, and the notes to those statements that are included elsewhere in this Quarterly Report, as well as our Annual Report for our fiscal year ended December 31, 2012 as filed with the SEC on Form 10-K on April 15, 2013.  Some of the information contained in this discussion and analysis are set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

The following table presents the percentage of period-over-period dollar change for the selected line items in the Company’s Consolidated Statements of Operations for the quarters ended June 30, 2013 and 2012.  These comparisons of financial results are not necessarily indicative of future results.

	Three Months ended June 30
	2013	2012	% Change
Sales	$380,195	$403,492	(5.8%)

Cost of goods sold	217,114	179,284	21.1%

Gross profit	163,081	224,208	(27.3%)

Operating expenses:

Selling and general and administrative	462,335	361,683	27.8%
Depreciation and amortization	6,031	5,988	0.7%

Total expenses	468,366	367,671	27.4%

Net operating income	(305,285)	(143,463)	(112.8%)

Other income (expense)	0	0	N/A

Net income (loss) before income taxes	$(305,285)	$(143,463)	(112.8%)

Three Months Ended June 30, 2013 and June 30, 2012

Revenue

Revenue generated by Radioio consists primarily of subscription and advertising fee revenue.   ioBusinessMusic’s revenue is derived from subscriptions.  RadioioLive revenue consists of subscription and advertising fee revenue.  Revenue decreased by $23,297, or 5.8%, for the three months ended June 30, 2013 to $380,195 compared to $403,492 for the same period in 2012.

ioBusinessMusic acquired new clients, which resulted in the increase of subscribers and increased subscription service revenue by $26,066, or 12.9%.  ioBusinessMusic also began to sell directly to clients at the beginning of 2013, which increased subscription revenue by $15,845 and sold equipment to those clients generating $11,747 in revenue.

Radioio subscription revenue increased $1,068, or 8.6% in the second quarter of 2013 compared to the corresponding period in 2012, while advertising revenue decreased $21,138, or 81.9% in the quarter ended June 30, 2013 compared to the same quarter 2012 due to migrating to a different ad platform.  There were no changes to the operating programs of Radioio, with the increase in subscription revenue attributable to management’s efforts to retain existing subscribers and getting former subscribers to renew.  Management will continue to focus its efforts on attempting to contact former subscribers to renew their expired subscriptions.

RadioioLive was launched in early January, 2011.  Programming was provided at no cost for the first quarter of 2011, while beginning the subscription recruiting drive.  The three year Early Enlister program generated over $840,000 in prepaid subscriptions on its own.  The revenue from the Early Enlisters is being recognized pro-ratably over the three year period from April 1, 2011 to March 31, 2014.  The subscriptions collected in advance are recorded as deferred revenue with the portion to be earned over the upcoming year classified as a current liability.  RadioioLive recognized $69,101 in revenue from the Early Enlistment program in the second quarter, 2013 with a total of $103,951 in subscriber revenue recognized for the quarter, a decrease of $25,324 or 19.6% compared to the same time period in 2012.  The decrease is due to annual renewals decreasing $3,665 and monthly subscriptions falling $21,666 or 47.6% in 2013 compared to 2012.  In addition RadioioLive generated $18,773 of advertising revenue in 2013 as compared to $34,493 in 2012, a decrease of 45.6% due to migrating to a different ad platform.

Cost of Sales

The Company incurred $217,114 and $179,284 in cost of sales attributable to the services performed through ioWorldMedia and its subsidiaries for the quarters ended June 30, 2013 and 2012, respectively.  Cost of sales for the three months ended June 30, 2013 increased by $36,503, or 20.4% as compared to the same period of 2012.  Cost of sales for all periods includes credit card fees incurred in connection with the use of credit cards by customers for payment of their subscriptions.  The result of the increase in subscription income for Radioio resulted in credit card fees increasing $95, or 13.8% in 2013 compared to 2012, while ad revenue commissions to third parties decreased $2,724 or 71.2%.   ioBusinessMusic incurrs direct fees to a third party to administer the subscription program and the cost of content and for the second quarter of 2013 those fees increased $27,668, or 21.8% over the corresponding period in 2012 as a result of the fee structure changing with the third party.  ioBusinessMusic also incurred $13,683 in the cost of equipment and royalties for the direct sales to clients which began in the first quarter, 2013.  RadioioLive’s cost of sales is comprised of contractual obligations paid to on air talent and content providers, which increased $580 or 1.9% compared to the same period 2012, commissions paid on advertising programs to third parties decreased $1,367 or 24.8%, along with a decrease in credit card fees of $1,233 or 34.9% in 2013 compared to 2012 in conjunction with the decrease in subscriptions.

Gross Profit

Gross profit was $163,081 and $224,208 for the quarters ended June 30, 2013 and 2012 respectively, a decrease of $61,127 or 27.3%.  This decrease resulted from the $39,021 decrease in gross profit generated by RadioioLive along with the decrease of $4,666 from ioBusinessMusic and the decrease of $17,440 from Radioio.

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

For the quarters ended June 30, 2013 and June 30, 2012, the Company incurred selling and general and administrative expenses of $462,335 and $361,683, respectively, an increase of $100,652, or 27.8%.  The continued development of RadioioLive slowed compared to prior periods and expenses decreased by $3,542, with a decrease of $9,729 in cost of talent and the reduction of $784 in costs to operate the studio in Tampa, FL, offset by an increase of $6,971 in the cost of Internet hosting.  Professional fees, which include legal, accounting, consulting and music programmer expenses, increased by $110,310 during the three months ended June 30, 2013 compared to the same period of 2012.  This is due to expensing the three year consulting agreement entered into in July, 2012 for restricted common shares and the cost of fees to develop the ioBusinessMusic direct sales platform offset by the improved cost control related to other professional fees.  The cost of the Internet hosting increased by $2,561 in the ioBusinessMusic subsidiary and decreased by $6,476 in the Radioio subsidiary for the three month period ended June 30, 2013.

Depreciation and amortization

The Company incurred amortization costs during the first six years of operations for the expensing of the intellectual property intangible asset. The Company incurs depreciation expense from long lived assets purchased.

For the quarter ended June 30, 2013, the Company incurred $6,031 for depreciation and amortization expense, a $43, or a 0.7% increase from the $5,988 reported for the quarter ended June 30, 2012.  This increase is the result of additional capital expenditures in the second half of 2012 being depreciated in 2013.

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

Net income (loss)

As a result of ramping up its operations as an Internet radio provider, the Company realized a net loss of $305,285 and $143,463 for the quarters ended June 30, 2013 and June 30, 2012, respectively.  See previous comments for explanation of the fluctuation in net losses.

Six Months Ended June 30, 2013 and June 30, 2011

The following table presents the percentage of period-over-period dollar change for the selected line items in the Company’s Consolidated Statements of Operations for the six months ended June 30, 2013 and 2012.  These comparisons of financial results are not necessarily indicative of future results.

	Six Months ended June 30
	2013	2012	% Change
Sales	$769,521	$805,272	(4.4%)

Cost of goods sold	449,303	362,503	23.9%

Gross profit	320,218	442,769	(27.7%)

Operating expenses:

Selling and general and administrative	845,500	750,193	12.7%
Depreciation and amortization	12,157	28,267	(57.0%)

Total expenses	857,657	778,460	10.2%

Net operating income	(537,439)	(335,691)	(60.1%)

Other income (expense)	0	0	N/A

Net income (loss) before income taxes	(537,439)	(335,691)	(60.1%)

Revenue

Revenue generated by Radioio consists primarily of subscription and advertising fee revenue.  ioBusinessMusic’s revenue is derived from subscriptions.  RadioioLive revenue consists of subscription and advertising fee revenue.  Revenue decreased by $35,751, or 4.4%, for the six months ended June 30, 2013 to $769,521 compared to $805,272 for the same period in 2012.

ioBusinessMusic acquired new clients, which resulted in the increase of subscribers and increased subscription service revenue by $33,337, or 8.4%.  ioBusinessMusic also began to sell directly to clients at the beginning of 2013, which increased subscription revenue by $19,752 and sold equipment to those clients generating $26,522 in revenue.

Radioio subscription revenue increased $2,381, or 9.5% for the six months ended June 30, 2013 compared to the corresponding period in 2012, while advertising revenue decreased $38,519, or 79.3% for the six months ended June 30, 2013 compared to the same quarter 2012 due to migrating to a different ad platform.  There were no changes to the operating programs of Radioio, with the increase in subscription revenue attributable to management’s efforts to retain existing subscribers and getting former subscribers to renew.  Management will continue to focus its efforts on attempting to contact former subscribers to renew their expired subscriptions.

RadioioLive was launched in early January, 2011.  Programming was provided at no cost for the first quarter of 2011, while beginning the subscription recruiting drive.  The three year Early Enlister program generated over $840,000 in prepaid subscriptions on its own.  The revenue from the Early Enlisters is being recognized pro-ratably over the three year period from April 1, 2011 to March 31, 2014.  The subscriptions collected in advance are recorded as deferred revenue with the portion to be earned over the upcoming year classified as a current liability.  RadioioLive recognized $138,180 in revenue from the Early Enlistment program in 2012 with a total of $215,670 in subscriber revenue recognized for the six months ended June 30, 2013 compared to $270,892 for the same period in 2012.  In addition Radioio Live generated $40,132 of advertising revenue in 2013 as compared to $64,197 in 2012, a decrease of 37.5% due to migrating to a different ad platform.

Cost of Sales

The Company incurred $449,303 and $362,503 in cost of sales attributable to the services performed through ioWorldMedia and its subsidiaries for the six months ended June 30, 2013 and 2012, respectively.  Cost of sales for the first six months of 2013 increased by $86,800, or 23.9% as compared to the same period of 2012.  Cost of sales for all periods includes credit card fees incurred in connection with the use of credit cards by customers for payment of their subscriptions.  The result of the increase in subscription income for Radioio resulted in credit card fees increasing $113, or 7.9% in 2013 compared to 2012, while ad revenue commissions to third parties decreased $4,434 or 64.3%.   ioBusinessMusic incurrs direct fees to a third party to administer the subscription program and the cost of content and for the first six months of 2013 those fees increased $61,162, or 24.5% over the corresponding period in 2012 as a result of the fee structure changing with the third party.  ioBusinessMusic also incurred $39,002 in the cost of equipment and royalties for the direct sales to clients which began in the first quarter, 2013.  RadioioLive’s cost of sales is comprised of contractual obligations paid to on air talent and content providers, which decreased $5,840 or 6.7% compared to the same period 2012, commissions paid on advertising programs to third parties decreased $354 or 3.8%, along with a decrease in credit card fees of $2,402 or 34.0% in 2013 compared to 2012 in conjunction with the decrease in subscriptions.

Gross Profit

Gross profit was $320,218 and $442,769 for the six months ended June 30, 2013 and June 30, 2012 respectively, a decrease of $122,551 or 27.7%.  This decrease resulted from the $70,692 decrease in gross profit generated by RadioioLive along with the decrease of $20,106 from ioBusinessMusic and the decrease of $31,753 from Radioio.

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

For the six months ended June 30, 2013 and June 30, 2012, the Company incurred selling and general and administrative expenses of $845,500 and $750,193, respectively, an increase of $95,307, or 12.7%.  The continued development of RadioioLive slowed compared to prior periods and expenses decreased by $7,788, with a decrease of $11,945 in cost of talent offset by increase of $942 in costs to operate the studio in Tampa, FL, and an increase of $3,216 in the cost of Internet hosting.  Professional fees, which include legal, accounting, consulting and music programmer expenses, increased by $145,602 during the six months ended June 30, 2013 compared to the same period of 2012.  This is due to expensing the three year consulting agreement entered into in July, 2012 for restricted common shares and the cost of fees to develop the ioBusinessMusic direct sales platform offset by the improved cost control related to other professional fees.  The cost of the Internet hosting decreased by $5,144 in the ioBusinessMusic subsidiary and decreased by $23,847 in the Radioio subsidiary for the six month period ended June 30, 2013, due to a change in the provider of the Internet hosting in the second quarter, 2012.

Depreciation and amortization

The Company incurred amortization costs during the first six years of operations for the expensing of the intellectual property intangible asset. The Company incurs depreciation expense from long lived assets purchased.

For the six months ended June 30, 2013, the Company incurred $12,157 for depreciation and amortization expense, a $16,110, or 57.0% decrease from the $28,267 reported for the six months ended June 30, 2012.  This decrease is the result of most fixed assets becoming fully depreciated in the first quarter of 2012.

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

Net income (loss)

As a result of ramping up its operations as an Internet radio provider, the Company realized a net loss of $537,439 and $335,691 for the six months ended June 30, 2013 and June 30, 2012, respectively.  See previous comments for explanation of the fluctuation in net losses.

Liquidity and Capital Resources

We have generated operating losses and negative cash flow from operations since inception in November, 2005. We incurred net losses of $537,439 and $335,691 for the six months ended June 30, 2013 and June 30, 2012, and we may continue to experience net operating losses. Historically, we have relied upon outside investor funds to maintain our operations and develop our business. We anticipate raising additional capital within the next twelve months from investors for working capital and business expansion needs.  We can provide no assurance that additional investor funds will be available on terms acceptable to us, if at all. If we are unable to obtain additional financing to meet our working capital requirements, we may have to curtail or cease our business operations.  Also, refer to the Going Concern paragraph in Note 3 above for further explanation.

At June 30, 2013, we had negative working capital of $1,429,826, as compared to $1,063,842 at December 31, 2012. The working capital decrease is the result of advances made by a related party shareholder, and the increase in accounts payable and accrued expenses.

During the six months ended June 30, 2013 we experienced negative cash flow from operations of $349,229, as compared to $186,355 during the six months ended June 30, 2012. The decrease in net cash provided by operating activities for the first six months of 2013 is primarily attributable to the increase in cash provided by depreciation and amortization ($12,157),  contractual obligations expensed ($138,377), an increase in accounts payable and accrued expenses ($150,875), a decrease in prepaid expenses ($32,588), and a decrease in accrued revenue ($21,871), offset by the purchase of equipment inventory for ioBusinessMusic of $32,581, an increase in accounts receivable ($4,816) and a decrease in deferred revenue ($130,261). The decrease in deferred revenue, prepaid expenses and advance payments on contractual obligations is the result of the launch of RadioioLive in the first quarter of 2011 and the payments made to talent and content providers that are recognized as expenses pro-rata in the same manner as subscription revenue in order to properly match expense to revenue.

The Company did not purchase capital assets in the first six months of 2013 as compared to $10,703 for the same period in 2012, a use of cash from investing activities, in order to continue to improve and expand the Company’s ability to utilize the most recent technological advances.

Net cash provided by financing activities in the first six months of 2013 was $367,743, compared to $193,696 for the same period of 2012, the result of additional advances from related party shareholders, and the receipt of funds for restricted shares of common stock.

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

Our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d -15(e) under the Exchange Act, as of the end of the period covered by this quarterly report.  Based on his evaluation, he concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting that applied as of December 31, 2011 and continue to apply as of June 30, 2013.  Our management intends, to design and implement processes and procedures that will provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles, as funding becomes available to be able to put the components in place.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IOWORLDMEDIA, INCORPORATED

Date: August 12, 2013	By:	/s/ Thomas J. Bean
Thomas Bean Chief Executive Officer and Chief Financial Officer