Form 10-Q
period 2013-09-30
IO World Media, Inc
filed 2013-12-10
CIK 1005758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(212) 486-3364
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

As of December 9, 2013, there were 238,150,660 shares of the registrant’s common stock, par value $.001 per share, issuable and outstanding.

IOWORLDMEDIA, INCORPORATED

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this quarterly report on Form 10-Q and other filings of the registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may”, “could”, “estimate”, “intend”, “continue”, “believe”, “expect” or “anticipate” or other similar words.  These forward-looking statements present our estimates and assumptions only as of the date of this quarterly report on Form 10-Q.  Except as may be required under applicable securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.  You should, however, consult further disclosures we make in future filings of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.  Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements because we are considered a penny stock issuer.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited consolidated financial statements of  ioWorldMedia Incorporated and its wholly-owned subsidiaries Radioio.com, LLC, SearchPlay LLC, io4business, LLC, and Radioio Live, LLC (collectively referred to as the “Company”), as of and for the three and nine months ended September 30, 2013 and 2012 have been prepared, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC.  As permitted by such rules and regulations, we have condensed or omitted certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The unaudited consolidated financial statements reflect all adjustments, which consist of normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2013, and includes results of operations and cash flows for the interim periods presented.  We derived the consolidated balance sheet at December 31, 2012 from the Company’s audited consolidated financial statements as of that date.  These consolidated financial statements and the related notes should be read in conjunction with our consolidated financial statements and notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2012 filed with the SEC.  The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for any future periods for the year ending December 31, 2013 or subsequent years.

ioWorldMedia, Incorporated and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30, 2013	December 31, 2012

ASSETS

Current assets

Cash	$238,405	$17,865
Accounts receivable	83,525	28,626
Inventory	28,290	-
Unbilled receivables	7,715	46,176
Prepaid consulting	78,750	236,250
Prepaid expenses	72,310	123,686
Total current assets	508,995	452,603

Property and equipment, net of accumulated depreciation	68,062	86,250

Other assets
Prepaid consulting	-	138,377
Goodwill	-	1,204,000

Total other assets	-	1,342,377

Total assets	$577,057	$1,881,230

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

Advances from related parties	$-	$38,670
Notes payable	400,000	400,000
Convertible debentures, net of discount of $92,092	7,908	-
Convertible debentures - related parties, net of discount of $257,608	419,865	-
Accounts payable and accrued expenses	949,133	760,480
Deferred revenue	331,336	317,295
Share liability	483,379	-

Total current liabilities	2,591,621	1,516,445

Deferred revenue, non-current	1,770	69,079

Total liabilities	2,593,391	1,585,524

Temporary Equity
Convertible preferred stock, $.001 par value, 5,000,000 shares authorized, 3,025,000 shares issued and 3,000,000 outstanding at both September 30, 2013 and December 31, 2012	5,772,304	5,772,304

Stockholders' deficiency

Common stock, $.001 par value; 250,000,000 authorized, 238,150,660 shares issued and outstanding at September 30, 2013 and 226,872,246 issued and outstanding at December 31, 2012	238,151	226,979
Additional paid-in capital	60,179,676	59,720,980
Treasury stock, 25,000 shares of convertible preferred stock, at cost	(25,931)	(25,931)
Accumulated deficit	(68,180,534)	(65,398,626)

Total stockholders' deficiency	(7,788,638)	(5,476,598)

Total liabilities and stockholders' deficiency	$577,057	$1,881,230

 See notes to consolidated financial statements.

ioWorldMedia, Incorporated and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Sales	$464,771	$397,644	$1,234,292	$1,202,915

Cost of sales	311,243	190,494	760,545	552,997

Gross profit	153,528	207,150	473,747	649,918

Operating expenses:

Selling, general and administrative	1,135,320	405,171	1,980,820	1,155,364
Impairment of goodwill	1,204,000	-	1,204,000	-
Depreciation	6,031	6,208	18,188	34,474

Total expenses	2,345,351	411,379	3,203,008	1,189,838

Loss from operations	(2,191,823)	(204,229)	(2,729,261)	(539,920)

Other (expense) income

Interest expense	(51,647)	-	(51,647)	-

Net loss before provision for income taxes	(2,243,470)	(204,229)	(2,780,908)	(539,920)

Provision for income taxes	1,000	-	1,000	-

Net loss	$(2,244,470)	$(204,229)	$(2,781,908)	$(539,920)

Net loss per weighted share, basic and fully diluted	$(0.01)	$0.00	$(0.01)	$0.00

Weighted average number of common shares outstanding, basic and fully diluted	238,150,660	211,020,554	232,578,095	179,420,920

See notes to consolidated financial statements.

ioWorldMedia, Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012

Cash flows from operating activities
Net loss	$(2,781,908)	$(539,920)
Adjustment to reconcile net loss to net cash used in operating activities:
Impairment of goodwill	1,204,000	-
Depreciation	18,188	34,474
Equity-based compensation	480,000	-
Equity-based consulting expense	3,379	-
Accretion of discount on convertible debentures	30,168	-
Changes in operating assets and liabilities:
Accounts receivable	(54,899)	(9,807)
Inventory	(28,290)	-
Accounts payable and accrued expenses	283,963	225,818
Unbilled receivables	38,461	(9,918)
Prepaid expenses	51,376	1,464
Prepaid consulting	295,877	144,987
Deferred revenue	(53,268)	(199,127)
Net cash used in operating activities	(512,953)	(352,029)

Cash flows from investing activities

Capital expenditures	-	(10,703)
Net cash used in investing activities	-	(10,703)

Cash flows from financing activities

Proceeds from issuance of common stock	90,000	150,000
Advances from related party stockholders	293,493	216,196
Proceeds from issuance of convertible debentures	350,000	-
Net cash provided by financing activities	733,493	366,196

Net increase in cash	220,540	3,464
Cash, beginning of period	17,865	14,319
Cash, end of period	$238,405	$17,783

Supplemental disclosure of non-cash financing activities:

Conversion of related party advances to convertible debentures	$332,163	$-

Conversion of advances from related parties to convertible debentures	$95,310	$-

Beneficial conversion feature related to issuance of convertible debentures	$379,868	$-

See notes to consolidated financial statements.

ioWorldMedia, Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements

1.	Nature of operations

ioWorldMedia, Incorporated (“ioWorldMedia”), currently a Florida Corporation, operates an Internet media platform that provides streamed music to various audiences. The Company broadcasts 140 streaming channels, and offers internet radio services and various genres of music ranging from high-brow classical to acid rock. It also operates a background music and messaging system for businesses, such as specialty retail and department stores, offices, restaurants, hotels, casinos, showrooms, and salons. In addition, ioWorldMedia offers access to live and archived live content; and io2go, a radio application for smartphones. ioWorldMedia, Incorporated was incorporated in 1995. The Company was formerly known as PowerCerv Corporation and changed its name to ioWorldMedia, Incorporated in January 2006.

2.	Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern.  However, the Company has incurred significant recurring operating losses, negative cash flows from operations, has a working capital deficiency, and an accumulated deficit of approximately $68,200,000 as of September 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon management’s ability to generate profitable operations in the future and obtain the necessary financing to meet obligations and repay liabilities arising from business operations when they come due.  If the Company does not generate profitable operations or obtain the necessary financing, the Company may not have enough operating funds to continue to operate as a going concern.  Securing additional sources of financing to enable the Company to continue the development and commercialization of proprietary technologies will be difficult and there is no assurance of the Company’s ability to secure such financing.  A failure to generate profitable operations or obtain additional financing could prevent the Company from making expenditures that are needed to pay current obligations, allow the hiring of additional resources and continue development of its products, services and technologies.  The Company continues to actively seek additional capital through private placements of equity and debt.

At current cash levels management believes it has sufficient funds to operate through the first quarter of 2014.  If additional financing is not obtained, the Company will not be able to execute its business plan.  The Company may be able to mitigate these factors through the generation of revenue from increased sales, slowing the payment to vendors, and the completion of additional equity and/or debt financings.

3.	Summary of significant accounting policies

The consolidated financial statements include the accounts of ioWorldMedia and its wholly-owned subsidiaries, Radioio.com, LLC, Search Play, LLC, io4business, LLC, and Radioio Live, LLC (sometimes collectively referred to herein as the “Company”).  All significant intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities at the date of the consolidated financial statements, as well as their related disclosures.  Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The significant estimates and assumptions made by the Company include the impairment analysis of the goodwill and other long-lived assets and the valuation allowances for the net deferred tax assets.

Fair Value of Financial Instruments

The Company’s carrying amount reported in the consolidated balance sheet for cash, accounts receivable, and accounts payable approximates fair value due to the immediate or short-term maturity of these financial instruments. The carrying values of the convertible debentures payable and other debt approximate their fair values.   To determine the fair value of the convertible debentures, the Company estimated the fair value first by calculating the value of the shares issuable on conversion and subtracting out the face value of the note to determine the value of the beneficial conversion feature at the date of issuance.  Next, the Company subtracted the beneficial conversion feature value from the face value of the note, up to the face value of the note, and accreted the value of the beneficial conversion feature from the date of issuance through September 30, 2013 using the effective interest rate method, where possible.  In instances when the convertible debenture was discounted to zero, the simple interest method was used.

Accounts Receivable

Accounts receivable consists of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible accounts and discounts.  Trade credit is generally extended on a short-term basis; thus, trade receivables do not bear interest.  Trade receivables are periodically evaluated for collectability based on past credit history with customers and their current financial condition.  Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised.  Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts.  The Company generally does not require collateral for trade receivables.  No allowance for doubtful accounts was recorded for the three and nine months ended September 30, 2013 and 2012.

Inventory

Inventory consists of all finished goods, comprised of radio players,  and is stated at the lower of cost or market determined by the average cost  method.  Inventory items designated as obsolete or slow moving are reduced to net realizable value.

Unbilled Receivables

Unbilled receivables represent estimates of advertising revenue to be earned by third parties placing advertisements with the Company.

Property and Equipment

Equipment is stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Repairs and maintenance are expensed as incurred while betterments and improvements are capitalized.  When the assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts with the resulting gain or loss reflected in the consolidated statements of operations.

The Company provides for depreciation and amortization over the following estimated useful lives:

Years
Computer equipment	3-5
Office equipment	3
Furniture and fixtures	7

Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the respective carrying amounts.  There were no impairment charges recorded for the three and nine months ended September 30, 2013 and 2012.

Prepaid consulting

The Company recognizes contracts paid in advance of the service period as prepaid consulting.  The Company amortizes the prepaid contracts as service is provided by the consultants.

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations. Goodwill is not amortized, instead it is tested for impairment on an annual basis as of December 31, or whenever impairment indicators arise. The Company also assesses on a quarterly basis whether any events have occurred or circumstances have changed that would indicate if an impairment could exist. The Company utilizes one reporting unit in evaluating goodwill for impairment and assesses the estimated fair value of the reporting unit using a combination of discounted estimated future cash flow models and a market approach. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, further analysis will take place to determine whether or not the Company should recognize an impairment charge. To measure the amount of any impairment charge, the Company determines the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. Specifically, the Company will allocate the fair value of the affected reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill.

The Company acquired its music streaming business in 2011. During the period ended September 30, 2013, the Company changed its focus and allocated resources away from the consumer music streaming business. Accordingly, the Company concluded that the goodwill in connection with this acquisition became fully impaired and recorded an impairment charge for the three and nine months ended September 30, 2013 in the amount of $1,204,000. The Company’s shift in focus was primarily due to a strategic decision to spread existing resources over fewer projects.

Revenue recognition

The Company's revenue is principally derived from advertising services, subscription fees, and radio player equipment sales.

The Company recognizes revenue when: (1) persuasive evidence exists of an arrangement with the customer reflecting the terms and conditions under which products or services will be provided; (2) delivery has occurred or services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. For all revenue transactions, the Company considers a signed agreement, a binding insertion order or other similar documentation to be persuasive evidence of an arrangement.

 Advertising Revenue. The Company generates advertising revenue primarily from display, audio and video advertising. The Company generates the majority of its advertising revenue through broadcasting advertisements and the delivery of advertising impressions sold on a cost per thousand, or CPM, basis. In determining whether an arrangement exists, the Company ensures that a binding arrangement, such as an insertion order or a fully executed customer-specific agreement, is in place. The Company generally recognizes revenue based on delivery information from its campaign trafficking systems.

 Subscription Revenue. The Company generates subscription services revenue from premium listener subscription plans, both for businesses and individuals.  The Company offers a number of subscription plans on a monthly and annual basis.  Revenue from subscribers is recognized on a monthly pro-rata basis over the life of the subscription.

Radio Player Revenue. Revenue from radio player sales is generally recognized when title and risk of loss has transferred to the customer.  Generally, title transfers upon shipment of product.

Deferred Revenue. Deferred revenue consists of amounts billed or cash received from customer in advance of the delivery or completion of the services or in instances when revenue recognition criteria have not been met.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising costs amounted to approximately $5,000 and $17,000 for the three and nine months ended September 30, 2013, respectively.  The Company did not have any advertising expenses for the three and nine months ended September 30, 2012.

Income Taxes

The Company files a consolidated income tax return with its wholly-owned subsidiaries.  The Company accounts for income taxes using the asset and liability method. Under this method, deferred taxes are recognized for the expected future tax consequences of temporary differences between the book carrying amounts and tax basis of the Company's assets and liabilities. Historically, deferred tax assets have been attributable to Federal loss carryforwards.

The Company accounts for income taxes under Accounting Standard Codification (“ASC”) 740, “Income Taxes” (“ASC 740”). ASC 740 requires that the Company recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company was to determine that it would be able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, deferred tax assets are reduced by a valuation allowance, when in the Company’s opinion, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Interest and Penalty Recognition on Unrecognized Tax Benefits

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  For the three and nine months ended September 30, 2013, and  the year ended December 31, 2012, the Company did not recognize any interest or penalties related to income taxes in its consolidated statements of operations related to uncertain tax positions.  The Company has not filed federal and state corporate tax returns since 2004. The Company has  not received any notices for any payments resulting from this matter.

Loss Per Common Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period.  The calculation of diluted net loss per share excludes the conversion of any convertible debt obligations into common or preferred stock as of September 30, 2013 and 2012, respectively, since the effect of any such conversion would be anti-dilutive, as well as any conversion of preferred stock.  For the three and nine months ended September 30, 2013, the convertible debentures were convertible into 87,334,934 shares of common stock. No such dilutive instruments existed during the three and nine month periods ended September 30, 2012. At September 30, 2013, the Company does not have enough shares authorized to allow the conversion of the convertible debentures into common stock. In order for such a conversion to take place, the Company must amend its articles of incorporation to authorize an amount of common shares that would allow such a conversion.  At September 30, 2013, the Company was short approximately 265,850,231 authorized shares in aggregate.

Equity-Based Compensation

The Company accounts for equity-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”).  All equity-based payments to employees are grants of stock that are recognized in the statement of operations based on their fair values at the date of grant.  That cost will be recognized over the period during which an employee is required to provide services in exchange for the award (performance period).  Equity-based compensation, for the common stock during the three and nine months ended September 30, 2013, totaled $480,000 for employees.  There was no equity-based compensation during the three and nine months ended September 30, 2012.

The Company accounts for equity-based payments to non-employees in accordance with ASC 718 and Topic 505-50, “Equity-Based Payments to Non-Employees.” All equity-based payments to non-employees are issuances of common stock that are recognized in the statement of operations based on the value of the vested portion of the stock issuance as measured at its then-current fair value as of each financial reporting date. Equity-based compensation approximated $3,379 for the three and nine months ended September 30, 2013.  There was no equity-based compensation during the three and nine months ended September 30, 2012.

Recently Issued Accounting Standards

The Company does not believe there are any recently issued, but not yet effective, accounting standards that would have a significant impact on the Company’s financial positions or results of operations.

4.	Property and Equipment

Property and equipment consisted of the following at:

	September 30, 2013	December 31, 2012
	(Unaudited)	(Unaudited)

Computer equipment	$481,150	$481,150
Office equipment	1,137	1,137
	482,287	482,287
Less: accumulated depreciation	(414,225)	(396,037)
	$68,062	$86,250

Depreciation expense amounted to $6,031 and $18,188 for the three and nine months ended September 30, 2013, respectively. Depreciation expense amounted to $6,208 and $34,474 for the three and nine months ended September 30, 2012, respectively.

5.	Deferred Revenue

Deferred revenue is comprised of amounts invoiced or cash received in advance of delivery of services. Subscriptions are recognized as pro-rata over the subscription period, which is generally twelve months.

Deferred revenue for the three and nine months ended September 30, 2013 and 2012 was:

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
	(Unaudited)		(Unaudited)
Beginning balance		$256,112		$532,406
Invoiced during the period		212,659		28,412
Deferred revenue recognized from prior period	$(88,112)		$(89,447)
Deferred revenue recognized from current period	(47,553)		(4,003)
Total revenue recognized current period		(135,665)		(93,450)
Ending balance		$333,106		$467,368

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	(Unaudited)		(Unaudited)
Beginning balance		$386,374		$666,495
Invoiced during the period		272,289		55,667
Deferred revenue recognized from prior period	$(244,159)		$(28,611)
Deferred revenue recognized from current period	(81,398)		(226,183)
Total revenue recognized current period		(325,557)		(254,794)
Ending balance		$333,106		$467,368

6.	Notes Payable

At various dates during the years ended December 31, 2010 and 2009, the Company received advances aggregating to a total of $400,000 as of  September 30, 2013.  The Company has imputed an interest rate of 5%, based on its incremental borrowing rate at the time the note was issued and has recorded interest expense on this note in the amount of $15,000 for the three and nine months ended September 30, 2013.  There was no interest expense recorded during the three and nine months ended September 30, 2012.  The advances are due on demand, and the Company has not received any demand notification from the investor.

7.	Convertible Debentures

On August 29, 2013, the Company issued a 10% convertible debenture in the amount of $100,000 to a third party, which is due in August 2014. The convertible debenture, including any accrued and unpaid interest, shall automatically convert into shares of the Company’s common stock at an effective conversion price of $0.005 per share upon the effectiveness of an amendment to the Company’s articles of incorporation that increases the number of authorized shares to a level that allows for the conversion, (see Note 12).  In connection with the issuance of the convertible debenture, the Company recorded the fair value of the related beneficial conversion feature of $100,000, which was limited to the proceeds received from this transaction.  The closing price of the Company’s stock at the date of the transaction was $0.016.  During the three and nine months ended September 30, 2013, the Company recorded the accretion of the discount associated with the convertible debenture in the amount of $7,908.  As of September 30, 2013 the balance of the convertible debenture is $7,908.  For the three and nine months ended September 30, 2013, the Company recorded an additional $833 of interest expense relating to this convertible debenture.

8.	Convertible Debentures – Related Parties

During the year ended December 31, 2012 and through the period ended September 30, 2013, the Company was obligated to Big Red Investments Partnership, Ltd., (an affiliate of Thomas J. Bean who is a member of the Company’s board of directors and former Chairman, President, Chief Executive Officer, and Chief Financial Officer of the Company), for working capital advances of $332,163 and $80,310 to Bubba Radio Network, Inc. and $15,000 to Twin Management Group Inc. for services rendered.  During the period ended September 30, 2013, the Company and the related parties agreed to allow conversion of the aggregate balances to convertible debentures.  The convertible debentures have an interest rate of 10% and are due in August 2014 and September 2014.  The convertible debenture, including any accrued and unpaid interest, shall automatically convert into shares of the Company’s common stock at an effective conversion price of $0.0122 per share upon an amendment to the Company’s articles of incorporation that increases the number of authorized shares to a level that allows for conversion.

In connection with the issuance of those convertible debentures, the Company recorded the fair value of the related beneficial conversion feature of $133,147.  The closing price of the Company’s stock at the date of this transaction was $0.016.   During the three and nine months ended September 30, 2013, the Company recorded accretion of the discount associated with the convertible debentures of $10,495.  As of September 30, 2013, the balance of the convertible debentures is $304,822. For the three and nine months ended September 30, 2013, the Company recorded a total of $3,563 of interest expense related to the convertible debentures.

In September 2013, the Company issued 10% convertible debentures aggregating $250,000 to present and past officers of the Company, which are due in September 2014.  The convertible debentures, including any accrued and unpaid interest, shall automatically convert into shares of the Company’s common stock at an effective conversion price ranging from $0.005 to $.0122 per share upon the effectiveness of an amendment to the Company’s articles of incorporation that increases the number of authorized shares to a level that allows for conversion.  In connection with the issuance of the convertible debentures, the Company recorded the fair value of the related beneficial conversion feature of $146,721, which was limited to the proceeds received from the transactions.  During the three and nine months ended September 30, 2013, the Company recorded the accretion of the discount associated with the convertible debentures of $11,765.  As of September 30, 2013, the balance of the convertible debentures is $115,043.  For the three and nine months ended September 30, 2013, the Company recorded an additional $2,083 of interest expense relating to the convertible debentures.

9.	Convertible Preferred Stock

The Company is authorized to issue 5,000,000 shares of convertible preferred stock with a par value of $.001. The significant terms of the convertible preferred stock are as follows:

(a)
All or a portion of the convertible preferred stock, shall be convertible at the option of the Company, into shares of the Company’s common stock at an effective conversion rate of $0.0606 per share (the “Conversion Rate”).

(b)
The holders of the convertible preferred stock shall have the right to initiate a conversion thereof at any time at the Conversion Rate; provided, however, that no such conversion is allowed if such conversion would cause the number of shares of the Company’s common stock issued and outstanding to exceed the figure that is 50,000,000 less than the authorized number of shares of common stock.

(c)
To the extent any shares of convertible preferred stock remain issued and outstanding on the one-year anniversary of the letter agreement signed by a convertible preferred stock holder, the preferred stock held by such holder will begin accruing interest at the rate of five percent, per annum, which will be treated as a dividend to the preferred stockholders.

As of September 30, 2013 and December 31, 2012, 3,025,000 shares of convertible preferred stock were issued, 3,000,000 of which were outstanding and 25,000 were held in treasury.

Dividends

During the three and nine months ended September 30, 2013, the dividends accrued were de-minimus to the consolidated financial statements.

10.	Stockholders’ Equity

On April 18, 2013, the Company issued 6,000,000 shares of common stock to the Zanett  Opportunity Fund. Ltd. (“Zanett”) for an aggregate purchase price of $60,000.  McAdoo Capital, Inc. is the investment manager of Zanett.  Zachary McAdoo, the Chairman, President, Chief Executive Officer and Chief Financial Officer of the Company, is the President of McAdoo Capital, Inc.

On June 20, 2013, the Company issued 5,172,414 shares of common stock to Zanett for an aggregate purchase price of $30,000.

11.	Commitment and Contingencies

Litigation

From time to time, the Company may be involved as a defendant in legal actions that arise in the normal course of business.  In the opinion of management, the Company has adequate legal defense on all legal actions, and the results of any such proceedings would not materially impact the consolidated financial statements of the Company.

Employment agreements

On August 28, 2013, the Company executed an employment agreement with its Chief Operating Officer.  The agreement contains non-compete clause and other terms and conditions and benefits.  The agreement has an initial term of one year and will automatically renew on the anniversary date unless written notice of non-renewal is given by either party.  The Company became immediately obligated to issue 30,000,000 shares of its common stock to this executive upon the effectiveness of an amendment to the Company’s articles of incorporation that increases the authorized shares of the common stock to a level sufficient to allow for such issuance. During the three and nine months ended September 30, 2013, the Company recorded an expense of $480,000 in connection with this transaction since the Company is obligated to immediately issue the entire amount upon the effectiveness of the amendment to the articles of incorporation as described above.  Additionally, the Company recorded a share liability in the amount of $480,000 for the value of the shares of common stock to be issued.

On August 28, 2013, the Company also entered into an employment agreement with its Chairman, President, Chief Executive Officer and Chief Financial Officer. The agreement initially will not pay this executive any base salary. The Company's board of directors may award  bonus compensation to the executive which is based on certain performance criteria. The agreement is also subject to certain covenants. There have been no bonus compensation paid to this executive during the three and nine months ended September 30, 2013.

Consulting Agreements - 2013

On August 28, 2013, the Company entered into a consulting agreement with a third party for consulting services related to advertising operations, technology, finance, strategy and content development.  The terms of this agreement is for three years commencing on September 16, 2013, and can be renewed by the written consent of both parties, or terminated at any time by the consent of both parties.  The Company will pay an annual fee of $114,000 payable semi-monthly ($4,750 per payment). As additional consideration, the Company will issue up to 5,000,000 shares of its common stock to the consultant upon the effectiveness of an amendment to the Company’s article of incorporation that increases the authorized shares of common stock to a level sufficient to allow for such issuance.  These shares shall vest as follows: one-third of the shares on September 16, 2014, one-third of the shares on September 16, 2015 and one-third of the shares on September 16, 2016.

On August 31, 2013, the Company entered into a consulting agreement with a third party for consulting services related to advertising operations, technology, finance, strategy and content development.  The terms of this agreement will be for three years commencing on August 31, 2013. This agreement can be renewed by the written consent of both parties, or terminated at any time by the consent of both parties.  The Company will pay an annual fee of $96,000 payable semi-monthly ($4,000 per payment). As additional consideration, the Company will issue 10,000,000 shares of its common stock to the consultant upon the effectiveness of an amendment to the Company’s article of incorporation that increases the authorized shares of common stock to a level sufficient to allow for such issuance.  These shares shall vest as follows: one-third of the shares on August 31, 2014, one-third of the shares on August 31, 2015, and one-third of the shares on August 31, 2016.

The Company recorded a total of $483,379 as equity-based compensation for the 2013 consulting agreements during the three and nine months ended September 30, 2013.

Consulting Agreements - 2012

On July 23, 2012, the Company entered into a consulting agreement with a third party for consulting services related to advertising, operations, technology, finance, strategy and content development.  The terms of this agreement will be for twenty four months unless otherwise agreed upon in writing by both parties.  As consideration for these services, the Company issued 21,000,000 shares of common stock valued at $315,000 at the date of issuance.  For the three and nine months ended September 30, 2013, the Company recognized an expense of $26,250, and $157,500, respectively, in selling, general, and administrative expense in the consolidated statements of operations.  At September 30, 2013 and December 31, 2012, prepaid consulting services relating to this agreement amounted to $78,750 and $236,250, respectively.

On July 31, 2012, the Company entered into a consulting agreement with McAdoo Capital, Inc., an entity controlled by the Company’s Chairman, President, Chief Executive Officer and Chief Financial Officer, for consulting services related to advertising, operations, technology, finance, strategy and content development.  The terms of this agreement are for twenty four months unless otherwise agreed upon in writing by both parties.  As consideration for these services, the Company issued 10,500,000 shares of common stock valued at $157,500 at the date of issuance.  During the period ended September 30, 2013, all of the unvested shares vested upon the Company hiring the executive.  For the three and nine months ended September 30, 2013, the Company recognized an expense of $52,500, and $78,125, respectively, in selling, general, and administrative expense in the consolidated statements of operations.  At September 30, 2013 and December 31, 2012, prepaid consulting services relating to this agreement amounted to $0 and $118,125, respectively.

The Company recorded expenses in the amounts of $78,750 and $235,625, respectively, during the three and nine months ended September 30, 2013 and $159,063 and $118,125, respectively, during the three and nine months ended September 30, 2012 relating to the 2012 consulting agreements.

The Company engaged Digipowers, an entity controlled by the Company's Chief Operating Officer, for consulting services related to technology and marketing on a monthly basis. For the three and nine months ended September 30, 2013, the Company recorded expenses in the amounts of approximately $86,600 and $145,300, respectively. As of September 30, 2013, the Company owed this vendor approximately $19,000, which is included as a component of accounts payable and accrued expenses in the consolidated balance sheets.

Leases

On February 2, 2012, the Company entered into a five year lease for office space, expiring in January 2017. Monthly payments under the lease commenced at $5,000 a month, subject to an annual increase of 2.5% to 5% based on the CPI (Consumer Price Index).  On July 1, 2013, the Company entered into an Addendum to Lease Agreement, reducing the monthly rent to $2,000 for the remainder of the life of the lease.  Rent expense amounted to $6,000 and $36,000 for the three and nine months ended September 30, 2013, respectively.  Rent expense amounted to $15,000 and $40,000 for the three and nine months ended September 30, 2012, respectively.

Approximate future minimum annual lease payments are as follows:

Twelve Months Ended September 30, (Unaudited)
2014	$24,000
2015	$24,000
2016	$24,000
2017	$8,000
Total	$80,000

12.	Subsequent Events

Unregistered Sales of Equity Securities

On November 12, 2013, the Company issued a 10% convertible debenture to an unaffiliated accredited institutional investor in the principal amount of $200,000.  The convertible debenture accrues interest at the rate of 10% per annum.  The entire principal amount of the convertible debenture and the accrued and unpaid interest thereon shall be due one year from issuance; provided, however, the entire principal amount thereof, together with all accrued and unpaid interest thereon, shall automatically convert prior to the maturity date into the right to receive shares of the Company’s common stock at a conversion rate of $.0065 per share, at the effective time of the merger of the Company with and into Radioio, Inc. described below.

Merger

On October 28, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Radioio, Inc., a Nevada corporation and wholly-owned subsidiary of the Company, pursuant to which the Company will merge with and into Radioio, Inc., with Radioio, Inc. continuing as the surviving corporation (the “Merger”).  The articles of incorporation and bylaws of Radioio, Inc. will be the articles of incorporation and bylaws of the surviving corporation, and the surviving corporation will be a Nevada corporation.

At the effective time of the Merger, each holder of the Company’s common stock will receive one share of Radioio, Inc. common stock for every 100 shares of the Company’s common stock held and each holder of the Company’s convertible preferred stock will receive .4950495 of one share of Radioio, Inc. common stock for each share of the Company’s convertible preferred stock held.  The Company’s shareholders will receive one whole share of Radioio, Inc. common stock in lieu of a fractional share.

Radioio, Inc., as the surviving corporation, will have 100,000,000 authorized shares of common stock, approximately 3,866,656 of which will be outstanding after converting all of the outstanding shares of the Company’s common stock and preferred stock into shares of Radioio, Inc. common stock, and 10,000,000 shares of preferred stock, none of which will be outstanding.

It is anticipated that the Merger will be completed in December 2013.  The board of directors of the Company may abandon the Merger at any time prior to the effective time of the Merger.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ioWorldMedia operates an internet media platform that provides streamed music to various audiences. The company broadcasts 140 streaming channels, and offers internet radio services and various genres of music ranging from high-brow classical to acid rock. It also operates a background music and messaging system for businesses, such as specialty retail and department stores, offices, restaurants, hotels, casinos, showrooms, and salons. In addition, ioWorldMedia offers access to live and archived live content; and io2go, a radio application for smartphones. ioWorldMedia, Incorporated was incorporated in 1995. The Company was formerly known as PowerCerv Corporation and changed its name to ioWorldMedia, Incorporated in January 2006.

The Company is an internet radio media platform that provides streamed music to business to business and business to consumer markets through three subsidiaries, Radioio.com, LLC (“Radioio”), io4business, LLC (“io4business”) and Radioio Live, LLC (“Radioio Live”).  The Company provides a full service background music and messaging ecosystem for large franchise businesses and other vertical markets such as retail, hospitality and health and wellness.  Direct to consumer internet content distribution includes subscription based talk radio and internet radio services with extensive genres of customized music, including classical, new age and country.

Recent Developments

Merger

On October 28, 2013, the Company and Radioio, Inc., a Nevada corporation and wholly-owned subsidiary of the Company, entered into the Merger Agreement, pursuant to which the Company will merge with and into Radioio, Inc. with Radioio, Inc. continuing as the surviving corporation.  At the effective time of the Merger, each holder of the Company’s common stock will receive one share of Radioio, Inc. common stock for every 100 shares of the Company’s common stock held and each holder of the Company’s convertible preferred stock will receive .4950495 of one share of Radioio, Inc. common stock for each share of the Company’s convertible preferred stock held.  The Company’s shareholders will receive one whole share of Radioio, Inc. common stock in lieu of any fractional shares.

Radioio, Inc., as the surviving corporation, will have 100,000,000 authorized shares of common stock, approximately 3,866,656 of which will be outstanding after converting all of the outstanding shares of the Company’s common stock and preferred stock into shares of Radioio, Inc. common stock, and 10,000,000 shares of preferred stock, none of which will be outstanding.

It is anticipated that the Merger will be completed in December 2013.  The board of directors of the Company may abandon the Merger at any time prior to the effective time of the Merger.

Appointment of New Officers and Directors

In August 2013, Zachary McAdoo replaced Thomas J. Bean as the Company’s Chairman, President, Chief Executive Officer and Chief Financial Officer and Julie Miller was appointed as the Company’s Chief Operating Officer and Secretary.  In addition, Mr. McAdoo and Ms. Miller were appointed to the Company’s board of directors, joining Thomas J. Bean.

Critical Estimates and Judgments

The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates its estimates and judgments, including those related to receivables and accrued expenses. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable based on the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The significant estimates and assumptions made by the Company include the impairment analysis of the goodwill and other long-lived assets and the valuation allowances for the net deferred tax assets.

The discussion in this quarterly report contains forward-looking statements that involve risks and uncertainties. The Company’s future actual results may differ materially from the results discussed herein, including those in the forward-looking statements.

Results of Operations

The following table presents the percentage of period-over-period dollar change for the selected line items in the Company’s consolidated statements of operations for the three months ended September 30, 2013 and 2012.  These comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended September 30,
	2013 (Unaudited)	2012 (Unaudited)	% Change
Sales	$464,771	$397,644	16.9%

Cost of sales	311,243	190,494	63.4%

Gross profit	153,528	207,150	(25.9%)

Operating expenses:

Selling and general and administrative	1,135,320	405,171	180.2%
Impairment of goodwill	1,204,000	-	N/A
Depreciation	6,031	6,208	(2.9%)

Total expenses	2,345,351	411,379	470.1%

Loss from operations	(2,191,823)	(204,229)	(973.2%)

Interest expense	(51,647)	-	N/A

Net loss before provision for income taxes	$(2,243,470)	$(204,229)	(998.5%)

Three Months Ended September 30, 2013 and 2012

Revenue

The Company generates revenue from three of its subsidiaries, Radioio, io4business and Radioio Live.  Revenue generated by Radioio consists primarily of subscription for consumer music streaming and advertising fee revenue.   io4business’s revenue is derived from subscriptions for background music and messaging ecosystems and the sale of radio player equipment.  Radioio Live’s revenue consists of subscriptions for internet streamed talk radio and advertising fee revenue.  Total revenue for the three months ended September 30, 2013 was $464,771, an increase of $67,127, or 16.9%, over the $397,644 of total revenue generated during the same period in 2012.

io4business implemented a program to eliminate the use of a third party administrator and completely transitioned to selling directly to clients during the three months ended September 30, 2013, which resulted in a $25,999, or 12.5%,  decrease in subscription revenue for such period, as compared to the subscription revenue generated during the same period in 2012.  In addition, io4business generated $150,762 in revenue through the sale of radio players that approximated cost during the three months ended September 30, 2013 as the Company transitioned away from the third party administrator and began providing service directly to customers.  The Company did not generate any gross profit on the sale of these players in 2013 or 2012.  There were no sales of the radio players during the three months ended September 30, 2012.

Radioio subscription revenue decreased by $1,081, or 7.5%, for the three months ended September 30, 2013, as compared to the subscription revenue generated during the same period in 2012.  Advertising revenue decreased $8,760, or 42.5%, for the three months ended September 30, 2013, as compared to the advertising revenue generated during the same period in 2012, due to changes in the management of the advertising operations.  Going forward, advertising revenue is expected to remain consistent with the September 2013 quarter.    There were no changes to the operating programs of Radioio.

RadioioLive was launched in early January 2011.  The three year Early Enlister program generated over $840,000 in prepaid subscriptions, which resulted in deferred revenue being recorded and recognized over the three year period of the Early Enlister program. In April 2011, the Company began to sell subscriptions to the Bubba Radio Program, which became known as the Early Enlister program.  The revenue from the Early Enlister program is being recognized pro-ratably over the three year period from April 1, 2011 to March 31, 2014.  The subscriptions collected in advance are recorded as deferred revenue with the portion to be earned over the upcoming year classified as a current liability.  Radioio Live generated $99,494 in subscriber revenue during the three months ended September 30, 2013, a decrease of $20,845, or 17.3%, from the $120,393 of subscriber revenue generated during the same period in 2012.  Of the subscriber revenue generated during the three months ended September 30, 2013, $69,102 is attributable to the Early Enlister program.  The decrease in subscription revenue during the three months ended September 30, 2013, is primarily due to a lack of resources to market and manage the subscription program.  The Company is now investing resources in subscription management and anticipates better renewal rates and more new subscriptions in 2014.  In addition, Radioio Live generated $11,762 of advertising revenue during the three months ended September 30, 2013, as compared to $33,621 of advertising revenue generated during the same period in 2012.  This decrease of 21,859, or 65%, was primarily due to changes in the management of the advertising operations, lower website traffic, and lower advertising rates.

Gross Profit

Gross margin for the three months ended September 30, 2013 was 33% compared to 52% in the prior year period.  This decline in gross margin was primarily due to the sale of radio players which were sold at or near cost. Gross margins on these radio players were zero due to limited time promotions to encourage new customers to sign up.   The Company anticipates selling these radio players at a profit going forward.  Additionally, the cost of on air talent for RadioioLive is fixed, whereas subscription and advertising revenue fluctuates.

Selling, General and Administrative Expenses

The Company is in the process of developing and expanding its operations.  This process requires the addition of listeners and increasing the variety of content, and the primary costs to deliver the content is the music programmers, internet hosting, and related expenses.  This process also requires securing other sources of revenue such as advertisers, for which the Company predominantly utilizes the services of third parties in exchange for a commission.

For the three months ended September 30, 2013, selling, general and administrative expenses increased $730,149, or 180.2%, over the same period in 2012 due to increased investment in the Company’s operations. The primary increases related to $480,000 in equity based compensation to the Company’s new Chief Operating Officer, increased legal and accounting fees related to the Merger and recent financings, expenses related to upgrading its website, and increased marketing.

Impairment of Goodwill

The Company recorded an impairment charge for the three and nine months ended September 30, 2013 of approximately $1,204,000.  The impairment was due to the Company reallocating its focus and resources away from the consumer music streaming business, which was acquired during the year ended December 31, 2011, to the background music and the talk radio platforms.  The Company’s shift in focus is a primarily due to a strategic decision to spread existing resources over fewer projects.

Depreciation

For the three months ended September 30, 2013, depreciation expense decreased from $6,208 in 2012 to $6,031 in 2013.  This decrease is the result of items being fully depreciated at the end of 2012.

Interest Expense

The Company incurred $51,647 of interest expense in connection with the convertible debentures, including accretion of debt discount, ($36,647) issued during the three months ended September 30, 2013 as well as the interest on the note ($15,000).  No interest expense was incurred during the three months ended September 30, 2012.

Net Loss

The Company realized a net loss of $2,244,470 for the three months ended September 30, 2013, an increase of $2,040,241, as compared to the net loss of $204,229 for the same period in 2012.  Of this $2,040,241 increase, $1,204,000 was due to the impairment of goodwill, $480,000 was due to a one time equity based compensation charge, and $51,647 of interest expense.  The remaining $304,594 increase in net loss was due to the Company’s increased selling, general and administrative expenses related to upgrading the website and increased marketing activities, as well as a $53,622 decrease in gross profit.

Nine Months Ended September 30, 2013 and 2012

The following table presents the percentage of period-over-period dollar change for the selected line items in the Company’s consolidated statements of operations for the nine months ended September 30, 2013 and 2012.  These comparisons of financial results are not necessarily indicative of future results.

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)	% Change
Sales	$1,234,292	$1,202,915	2.6%

Cost of goods sold	760,545	552,997	37.5%

Gross profit	473,747	649,918	(27.1%)

Operating expenses:

Selling and general and administrative	1,980,820	1,155,364	71.4%
Impairment of goodwill	1,204,000	-	N/A
Depreciation and amortization	18,188	34,474	(47.2%)

Total expenses	3,203,008	1,189,838	169.2%

Net operating loss	(2,729,261)	(539,920)	(405.5%)

Interest expense	(51,647)	-	N/A

Net loss before income taxes	$(2,780,908)	$(539,920)	(415.1%)

Revenue

Total revenue for the nine months ended September 30, 2013 was $1,234,292, an increase of $31,377, or 2.6%, over the $1,202,915 of total revenue generated during the same period in 2012.

io4business implemented a program to eliminate the use of a third party administrator and completely transitioned to selling directly to clients during the quarter ended September 30, 2013.  During the first eight months of 2013, the Company steadily grew its direct subscription business, however, in September 2013 subscription revenue from its third party administrator ceased.  Subscription revenue for the nine months ended September 30, 2013 increased by $30,646 over the subscription revenue generated during the same period in 2012, primarily due to the increased subscription revenue generated for the first two quarters of 2013.  In addition, due to selling direct, io4business generated approximately $185,121 in revenue through the sale of radio player equipment during the nine months ended September 30, 2013.  The Company did not generate any gross profit on the sale of these players.

Radioio subscription revenue increased by $1,300, or 3.3%, for the nine months ended September 30, 2013, as compared to the subscription generated during the same period in 2012, while advertising revenue decreased $47,280, or 68.3%, for the nine months ended September 30, 2013, as compared to the advertising revenue generated during the same period in 2012, due to changes in the management of advertising operations.  There were no changes to the operating programs of Radioio.

Radioio Live generated $315,165 in subscriber revenue during the nine months ended September 30, 2013, a decrease of $76,067, or 19.4%, from the $391,231 of subscriber revenue generated during the same period in 2012.  Of the subscriber revenue generated during the nine months ended September 30, 2013, $207,282 is attributable to the Early Enlister program.  The decrease in subscription revenue during the nine months ended September 30, 2013, is primarily due to a lack of resources to market and manage the subscription program.  In addition, RadioioLive generated $51,894 of advertising revenue during the nine months ended September 30, 2013, as compared to $97,818 of advertising revenue generated during the same period in 2012.  This 47% decrease was primarily due to changes in the management of the advertising operations, lower website traffic, and lower advertising rates.

Gross Profit

Gross margin for the nine months ended September 30, 2013 was 38% compared to 54% in the prior year period.  This decline in gross margin was primarily due to the sale of radio players in the September 2013 quarter which were sold at or near cost.  Gross margins on these radio players were zero due to limited time promotions to encourage new customers to sign up.   The Company anticipates selling these radio players at a profit going forward. Additionally, the cost of on air talent for Radioio Live is fixed, whereas subscription and advertising revenue fluctuates.

Selling, General and Administrative Expenses

The Company is in the process of developing and expanding its operations.  This process requires the addition of listeners and increasing the variety of content, and the primary costs to deliver the content is the music programmers, internet hosting, and related expenses.  This process also requires securing other sources of revenue such as advertisers, for which the Company predominantly utilizes the services of third parties in exchange for a commission.

For the nine months ended September 30, 2013, selling, general and administrative expenses increased $825,456, or 71.4%, over the same period in 2012 due to increased investment in the Company’s operations.  The primary increases related to $480,000 in equity based compensation paid to the Company’s new Chief Operating Officer in lieu of salary, increased legal and accounting fees related to the Merger and recent financings, expenses related to upgrading its website, and increased marketing.

Impairment of Goodwill

The Company recorded an impairment charge for the three and nine months ended September 30, 2013 of approximately $1,204,000.  The impairment was due to the Company reallocating its focus and resources away from the consumer music streaming business, which was acquired during the year ended December 31, 2011, to the background music and the talk radio platforms.  The Company’s shift in focus is primarily due to a strategic decision to spread existing resources over fewer projects.

Depreciation

For the nine months ended September 30, 2013, the Company incurred $18,188 in depreciation expense, a $16,286, or 47.2%, decrease from the $34,474 reported for the nine months ended September 30, 2012.  This decrease is the result of items being fully depreciated at the end of 2012.

Interest Expense

The Company incurred $51,647 of interest expense in connection with the convertible debentures, including accretion of debt discount, ($36,647) issued during the third quarter of 2013 as well as interest on the note ($15,000).  No interest expense was incurred during the nine months ended September 30, 2012.

Net Loss

The Company realized a net loss of $2,781,908 for the nine months ended September 30, 2013, an increase of $2,241,988, as compared to the net loss of $539,920 for the same period in 2012.  Of this $2,241,988 increase, $1,204,000 was due to the impairment of goodwill, $480,000 was due to a one time equity based compensation charge and interest expense of $51,647.  The remaining $506,351 increase in net loss was due to the Company’s increased selling, general and administrative expenses related to upgrading the website and increased marketing activities as well as a $176,171 decrease in gross profit.

Liquidity and Capital Resources

We have generated operating losses and negative cash flow from operations since inception in November 2005. We incurred net losses of $2,781,908 and $539,920 for the nine months ended September 30, 2013 and 2012, respectively, and we may continue to experience net operating losses.  At September 30, 2013, we had negative working capital of $2,082,626, as compared to $1,063,842 at December 31, 2012. The working capital decrease is the result of the issuance of convertible debentures by the Company in order to generate additional cash for operations, advances made by a related party shareholder, and the increase in accounts payable and accrued expenses.

During the nine months ended September 30, 2013, we experienced negative cash flow from operations of $512,953, as compared to negative cash flow from operations of $352,029 during the nine months ended September 30, 2012.  Of the $2,781,908 net loss for the nine months ended September 30, 2013, $1,735,735 was attributable to non-cash expenses.  The remaining increase in negative cash flow from operations of $947,735 for the first nine months of 2013 is primarily attributable to an increase in accounts receivable $54,899, purchases of inventory $28,290, offset by increases in accounts payable and accrued expenses of $283,963, a decrease in prepaid expenses of $51,376, a decrease in unbilled receivables of  $38,461, a decrease in prepaid consulting of $295,877, and a decrease in deferred revenue $53,268. The decrease in deferred revenue, prepaid expenses and advance payments on contractual obligations is the result of the launch of RadioioLive in the first quarter of 2011 and the payments made to talent and content providers that are recognized as expenses pro-rata in the same manner as subscription revenue.

The Company did not purchase capital assets in the first nine months of 2013 as compared to $10,703 for the same period in 2012.

Net cash provided by financing activities in the first nine months of 2013 was $733,493, as compared to $366,196 for the same period of 2012, as the result of additional advances from related party stockholders $293,493, the receipt of proceeds from the sale of shares of common stock $90,000 and the receipt of proceeds from the issuance of convertible debentures $350,000.

As of December 3, 2013, our cash position was approximately $128,000.  Historically, we have relied upon outside investor funds to maintain our operations and develop our business and on November 12, 2013 we received an investment of $200,000 through the issuance of a convertible debenture to an institutional investor.  We anticipate raising additional capital within the next twelve months from investors for working capital and business expansion needs.  We can provide no assurance that additional investor funds will be available on terms acceptable to us, if at all. If we are unable to obtain additional financing to meet our working capital requirements, we may have to curtail or cease our business operations. However, we believe we can continue operations through the first quarter of 2014. Please see the Basis of Presentation paragraph in Note 2 of the Notes to Consolidated Financial Statements contained herein.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4.	Controls and Procedures.

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

Our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d -15(e) under the Exchange Act, as of the end of the period covered by this quarterly report.  Based on his evaluation, he concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting that applied as of December 31, 2011 and continue to apply as of September 30, 2013.  Our management intends, to design and implement processes and procedures that will provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP, as funding becomes available to be able to put the components in place.

In making this assessment, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control over Financial Reporting

Effective August 28, 2013, Thomas Bean resigned as Chairman, President, Chief Executive Officer and Chief Financial Officer of the Company, and the Board of Directors of the Company appointed Zachary McAdoo as Chairman, President, Chief Executive Officer and Chief Financial Officer of the Company.  The Company is in the process of searching for a suitable, qualified candidate to serve as a separate Chief Financial Officer of the Company, at which time Zachary McAdoo would resign as Chief Financial Officer and remain as Chairman, President and Chief Executive Officer of the Company.

The Company believes that the foregoing actions are reasonably likely to materially affect the Company’s internal control over financial reporting in the future.

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

Item 1A.	Risk Factors.

ioWorldMedia is a smaller reporting company and is therefore not required to provide this information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See Index to Exhibits commencing on page E-1.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IOWORLDMEDIA, INCORPORATED

Date: December 10, 2013	By:	/s/ Zachary McAdoo
Zachary McAdoo Chairman, President, Chief Executive Officer and Chief Financial Officer

Exhibit No.	Title of Document

2.1
Agreement and Plan of Merger by and between ioWorldMedia, Incorporated (the “Company”) and Radioio, Inc. dated as of October 28, 2013 (Incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on October 29, 2013).

3.1	Articles of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed with the SEC on August 12, 2011)).

3.2
Articles of Amendment to the Articles of Incorporation of the Company filed January 10, 1996 (Incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q filed with the SEC on August 12, 2011).

3.3
Articles of Amendment of the Articles of Incorporation of the Company filed June 1, 2001 (Incorporated by reference to Exhibit 3.4 to the Company’s quarterly report on Form 10-Q filed with the SEC on August 12, 2011).

3.4
Articles of Amendment of the Articles of Incorporation of the Company for Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock filed August 30, 2001 (Incorporated by reference to Exhibit 3.5 to the Company’s quarterly report on Form 10-Q filed with the SEC on August 12, 2011).

3.5
Articles of Amendment to the Articles of Incorporation of the Company dated December 21, 2005 (Incorporated by reference to Exhibit 3.5 to the Company’s annual report on Form 10-K filed with the SEC on April 21, 2011).

3.6
Amendment to the Articles of Incorporation of the Company filed April 28, 2011 (Incorporated by reference to Exhibit 3.7 to the Company’s quarterly report on Form 10-Q filed with the SEC on August 12, 2011).

3.7	Bylaws of the Company (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-00250)).

4.1
Form of 10% Convertible Debenture issued by the Company to Big Red Investments Partnership, Ltd. on September 3, 2013 in the principal amount of $100,000; Zanett Opportunity Fund, Ltd. on September 3, 2013 in the principal amount of $150,000; Big Red Investments Partnership, Ltd. on August 28, 2013 in the principal amount of $332,163; an unaffiliated individual investor on September 3, 2013 in the principal amount of $100,000; Bubba Radio Network, Inc. on August 28, 2013 in the principal amount of $80,311; and Twin Management Group, Inc. on August 28, 2013 in the principal amount of $15,000 (Incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on September 9, 2013).

4.2
Form of 10% Convertible Debenture issued by the Company to an unaffiliated institutional investor on November 12, 2013 in the principal amount of $200,000 (Incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on November 11, 2013.

10.1
Employment Agreement between the Company and Zachary McAdoo, dated August 28, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on September 3, 2013).

10.2
Employment Agreement between the Company and Julia Miller, dated August 28, 2013 (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on September 3, 2013).

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Company’s quarterly report on Form 10-Q for the period ended July 31, 2013, formatter in Extensible Business Reporting Language (XBRL):  (i) balance sheets; (ii) statements of operations; (iii) statements of cash flows; and (iv) notes to the financial statements.

*   Pursuant to Rule 406T of Regulation S-T, the interactive data files included as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E-1