Form 10-K
period 2013-12-31
Radioio, Inc.
filed 2014-05-21
CIK 1005758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-27574

RADIOIO, INC.
(Exact name of registrant as specified in its charter)

Nevada	59-3350778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

475 Park Avenue South, 4th Floor, New York, NY	10016
(Address of principal executive offices)	(Zip Code)

212-486-3364

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each Class	Name of each exchange on which registered
None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐ Non-Accelerated Filer ☐	Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s shares of beneficial interest held by non-affiliates was approximately $1,309,000. Computation is based on the closing sales price of such shares as quoted on the over-the-counter-market on June 30, 2013, the last business day of the registrant’s most recently completed second quarter.

As of April 30, 2014, there were 6,299,435 shares of the registrant’s common stock, par value $.001 per share, issued and outstanding.

TABLE OF CONTENTS
FORM 10-K

i

FORWARD-LOOKING STATEMENTS

Certain information included in this annual report on Form 10-K and other filings of the registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may”, “could”, “estimate”, “intend”, “continue”, “believe”, “expect” or “anticipate” or other similar words.  These forward-looking statements present our estimates and assumptions only as of the date of this annual report on Form 10-K.  Except as may be required under applicable securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.  You should, however, consult further disclosures we make in future filings of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.   Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements because we are considered a penny stock issuer.

ii

PART I

ITEM 1    BUSINESS

General

Radioio, Inc. (“Radioio” or the “Company”) previously filed reports with the Securities and Exchange Commission (the “SEC”) under the name ioWorldMedia, Incorporated (“ioWorldMedia”).  ioWorldMedia was incorporated as a Florida corporation in January 1995 under the name “PowerCerv Corporation” (“PowerCerv”).  In January 2006, PowerCerv changed its corporate name to ioWorldMedia.  On October 28, 2013, ioWorldMedia entered into an Agreement and Plan of Merger with Radioio, a Nevada corporation and wholly-owned subsidiary of ioWorldMedia, which provided for the merger of ioWorldMedia into Radioio, with Radioio continuing as the surviving corporation (the “Merger”).  The Merger became effective on December 11, 2013, at which time each holder of ioWorldMedia common stock received one share of the Company’s common stock for every 100 shares of ioWorldMedia common stock held and each holder of ioWorldMedia preferred stock received .4950495 of one share of the Company’s common stock for each share of ioWorldMedia preferred stock held.  The Merger is described in greater detail elsewhere herein and in other reports filed by the Company with the SEC, including the current report on Form 8-K filed on October 29, 2013.

Radioio operates an Internet media platform that provides streamed music to targeted audiences.  Radioio broadcasts 140 streaming channels, and offers Internet radio services, including customized channels with popular genres of music ranging from high-brow classical to acid rock and live talk radio, through three subsidiaries, Radioio.com, LLC (“Radioio.com”), io4business, LLC (“io4business”) and Radioio Live, LLC (“Radioio Live”).  io4business provides a full-service background music experience and messaging ecosystem for large franchise businesses and other vertical markets such as retail, hospitality and health and wellness.  Direct to consumer Internet content distribution includes subscription based talk radio and Internet radio services with extensive quality produced of customized music, including classical, new age and country.

Strategy for Business Development

The Company’s business strategy is to generate revenue from sales to consumers of streaming Internet music subscriptions, sales of advertising and sponsored events.  The Company’s business operations have been limited as the Company has sought to establish a foothold in the Internet radio industry directly with consumers and businesses.  To date, the Company has generated modest levels of revenue, but the revenue generated from the Company’s business activities alone is not sufficient to support the Company’s activities.  Until Radioio is capable of generating revenue at a level sufficient to fully support its business activities, Radioio will rely on outside financing to support its operations.  Our business development strategy will depend upon our ability to secure such additional financing, as well as expansion of existing revenue streams and identification of new sources of revenue.

The key drivers of Radioio’s revenue are the number of subscribers for Radioio’s services and total listener hours.  Our plan is to increase the number of subscribers through highly targeted marketing efforts, including direct sales, search engine optimization, promotional events, partner development and limited online email and paid search.  To this end, we have been investing in our technology and operating infrastructure over the last two quarters to improve our ability to scale the Internet streaming business and increase our marketing conversion efforts.  These investments include migrating to the Triton Digital streaming platform in December 2013 to provide improved quality, scalability and reliability.  We are increasing the data and insights on the use of our products and services in order to measure product quality, customer satisfaction, total listener hours, demographics and trends in our business.  We are in the process of installing new subscription management software and launching new websites.  In addition, we recently launched a multipurpose consumer and business-to-business mobile application developed jointly with Montage Studio and DigiPowers that will improve the quality of Radioio’s streaming capabilities and enhance user experience.  We plan to increase total listener hours by developing and securing proprietary and/or desirable content, partnering with distribution partners to provide us access to new customers and markets, and through digital marketing initiatives.

The io4business strategy is to be the first choice among businesses with multiple locations for high quality and low cost streaming music services.  We have focused on, and will continue to focus on, expanding our customer base among quick-service restaurant chains, while developing demand for wellness centers, retailers and multi-location businesses.  In 2013, we added ecommerce capabilities, which will allow us to optimize ecommerce sales and lead generation, and thereby decreasing the cost of sale per conversion.

Radioio.com

Through Radioio.com, Radioio offers a streaming music service for consumers.  This service is offered through the Company’s website, www.radioio.com.  Consumers can access the Company’s website using any device capable of accessing the Internet, such as a personal computer, tablet device, smart phone or an Internet radio player.  Utilizing the Company’s website, consumers can select the music channel to which they wish to listen, from a selection of more than sixty channels of a variety of musical genres, including new age, electronica, classical, country and rock by decade.  Radioio.com generates revenue by selling subscriptions to its streaming music service and by selling advertising.  Consumers can access the streaming music service free of charge, in which case the streaming content will include advertising.  Alternatively, consumers can purchase subscriptions to the streaming music service, in which case the streaming content will not include any advertising.

In the first quarter of 2014, we entered into a co-promotion agreement with a major international electronics and entertainment company that will allow us to stream live video events through an application on such company’s private entertainment network that is accessible through the company’s entertainment devices.  Consumers will be able to access our content on a pay-per-view basis.  We anticipate that this relationship will enhance our distribution channels, make our content more accessible to consumers and increase the visibility of our name, brands and content.

io4business

Through io4business, Radioio provides the ioMusic ecosystem, a subscription-based customized background music and messaging experience for commercial clients.  The ioMusic system delivers music through live streaming via the Internet, which can provide placement of in-store advertising for the client and its vendors.  ioMusic clients need to have a hardware system available that is capable of accessing and streaming the ioMusic content.  Our customers can either purchase a hardware system from io4business, or they may utilize their own hardware system or one acquired from a third party.  io4business markets ioMusic to commercial customers in the retail, restaurant,  spa and wellness, healthcare and hospitality industries, and particularly businesses with multiple locations.  io4business currently distributes 46 independent ioMusic channels, or streams of content, and has a library of millions of songs.  io4business pays royalties for the right to use its library of songs and other musical content to certain third parties who manage and administer digital performance rights, such as SoundExchange and the American Society of Composers, Authors and Publishers.  io4business generates revenue from ioMusic from the sale of subscriptions to access and stream the ioMusic content.  In the future, io4business may consider whether it is feasible to generate revenue from the sale of advertising through the ioMusic system; however, no advertising revenue is generated from ioMusic at this time.

Until the third quarter of the 2013 calendar year, io4business engaged the services of a third party administrator that was responsible for servicing customer orders for ioMusic, and other ancillary services.  The third party administrator received a portion of the revenue generated from ioMusic as compensation for its services.  In the third quarter of 2013, io4business implemented a program to eliminate the use of the third party administrator and completely transitioned to selling ioMusic subscriptions to customers directly.  Radioio anticipates that the elimination of the expense associated with io4business’ utilization of the third party administrator will result in higher net income from io4business’ sales of ioMusic subscriptions.

io4business has approximately 2,645 clients, including approximately 1,800 SUBWAY® sandwich shop franchises.  io4business has entered into an agreement with Independent Purchasing Cooperative, Inc. (“IPC”), the purchasing cooperative for the Subway® franchise that facilitates purchases of ioMusic subscriptions by SUBWAY® franchisees through a website maintained by io4business and accessible from IPC’s website.  Subway® franchisees that purchase ioMusic subscriptions will receive certain discounts as set forth in the agreement between io4business and IPC.  The term of the agreement between io4business and IPC expires on August 31, 2015.  Other ioMusic customers include Burger King®, Cheeburger Cheeburger®, Taco Del Mar®, Jake’s Way Back Burger®, Ben And Jerry’s®, Burgerville®, Mooyah Burgers®, McDonalds®, Wendy’s®, Checkers®, and certain financial institutions.

Radioio Live

Radioio Live streams live and pre-recorded talk radio content over the Internet to individual customers via advertising supported free subscriptions.  Paying subscribers have access to archived content on-demand.  Radioio Live currently has nine talk radio channels with content that is exclusive to Radioio Live:  Bubba Army Radio, which is the uncensored radio talk show of Bubba the Love Sponge and Radioio Live’s anchor talk radio channel; Be Well Radio; Be Loved; Be Sporting; Be Tech; Be TV & Film; Music Discussion; Stand-Up Comedy; and Comedy Shows.  Radioio has sought to expand its presence in the talk radio area by launching eight new Radioio Live channels in the last six months, and Radioio intends to deepen the quality of content and its presence in this area.

In April 2011, the Company began to sell subscriptions to Bubba Radio Army Radio, which became known as the Early Enlister program.  The revenue from the Early Enlister program is being recognized pro-ratably over the three-year period from April 1, 2011 to March 31, 2014.  The subscriptions collected in advance are recorded as deferred revenue with the portion to be earned over the upcoming year classified as a current liability.

On May 1, 2014, Radioio Live entered into a new programming agreement with The Bubba Radio Network, Inc., the operating company of Bubba the Love Sponge Clem, who hosts the syndicated radio talk show, “The Bubba the Love Sponge Show.”  During the term of the agreement, Radioio Live has the exclusive right to distribute archived and newly produced Internet-only content of the Bubba Radio Network over the Internet and the non-exclusive right to broadcast live The Bubba the Love Sponge Show, which is syndicated on terrestrial radio (collectively, the “Programming”).  Subject to certain parameters set forth in the agreement, the Bubba Radio Network has the sole right to control and determine the content of the Programming, and will provide all personnel, facilities, equipment, tools and supplies necessary to produce the Programming.  In addition, Radioio Live has the worldwide, royalty-free right to transmit the Programming on a live or delayed basis or though on-demand or download services, on an unlimited basis.  Radioio Live also has the right to edit, create and broadcast derivative works of the Programming, such as “best of” shows.  Radioio Live shall pay periodic fees based on subscription and advertising revenue received by it related to the Programming, subject to an annual minimum.  The term of the agreement commenced on May 1, 2014 and will terminate on December 31, 2016.  The agreement provides that the Bubba Radio Network will negotiate exclusively and in good faith with Radioio Live regarding the renewal of the agreement for a sixty (60) day period beginning on the date that is two hundred ten (210) days prior to the last day of the term.

CrowdStream

On April 29, 2014, the Company acquired substantially all of the assets used by Crowdstream, Inc. in its mobile application business.  The CrowdStream mobile applications are available to consumers for no charge and allow attendees at live music and other entertainment events to interact with other attendees and with artists and performers using social media and mobile technology.  The mobile applications also give the artists and performers opportunities to generate revenue through sales of tickets, merchandise and fan club memberships, music downloads and fan contests that include winning meet-and-greets with the artists and performers, signed merchandise and other prizes.  CrowdStream has powered mobile engagement for over 150 artists, including Motley Crue, Neon Trees, Shine Down and The Wanted.  The Company plans to expand the offering to more artists and continue to develop additional tools to connect fans with artists.

Competition

The Company competes for the time and attention of our listeners with other content providers on the basis of a number of factors, including quality of experience, relevance, ease of use and perception of content quality, price, accessibility, perceptions of ad load, and brand distribution.  We also compete for listeners on the basis of our branding and visibility as compared with other providers that deliver content through the Internet, mobile devices and consumer products.

Many of our competitors enjoy competitive advantages, such as greater name recognition, legacy operating histories and larger marketing budgets, as well as greater financial, technical and other resources.  Our competitors include Apple, Spotify, Pandora, Clear Channel, Slacker, Sirius XM, RDIO, Microsoft, Rhapsody, Google, Amazon, YouTube, Hulu and VEVO.

We compete for listeners with broadcast radio providers, including terrestrial radio providers.  Many broadcast radio companies own large numbers of radio stations or other media properties.  Many terrestrial radio stations have begun broadcasting digital signals that provide audio transmission.  In addition, unlike participants in the emerging internet radio market, terrestrial and satellite radio providers, as aggregate entities of their subsidiary providers, generally have larger established audiences and legacy operating histories and higher capital infrastructure costs.  We also compete with other emerging non-interactive Internet radio providers, which may offer more extensive content libraries than we offer and some of which may be accessed internationally. We could face additional competition if known incumbents in the digital media space choose to enter the internet radio market.

We face competition from providers of interactive on-demand audio content and pre-recorded entertainment that allow listeners to select the audio content that they stream or purchase.  This interactive on-demand content is accessible in automobiles and homes, using portable players, mobile phones and other wireless and consumer electronic devices.  The audio entertainment marketplace continues to rapidly evolve, providing our listeners with a growing number of alternatives and new media platforms.

We compete for the time and attention of our listeners with providers of other forms of in-home and mobile entertainment.  To the extent existing or potential listeners choose to watch cable television, stream video from on-demand services or play interactive video games on their home entertainment system, computer or mobile phone rather than listen to the services being offered by Radioio, these content services pose a competitive threat.

We compete with other content providers for a share of our advertising customers’ overall marketing budgets.  We compete on the basis of a number of factors, including perceived return on investment, effectiveness and relevance of our advertising products, pricing structure and ability to deliver large volumes or precise types of ads to targeted demographics.  The market for online advertising solutions is intensely competitive and rapidly changing, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future.  However, Radioio is currently a part of the only media third party measured Internet radio service offered by Triton Digital, which broadens our appeal to national advertisers.  Our competitors include Pandora, Facebook, Google, MSN, Yahoo!, ABC, CBS, FOX and NBC.

The market for online advertising is becoming increasingly competitive as advertisers are allocating increasing amounts of their overall marketing budgets to web-based advertising.  We compete for online advertisers with other Internet companies, including major internet portals, search engine companies and social media sites.  Large Internet companies with greater brand recognition have large direct sales staffs, substantial proprietary advertising technology and extensive web traffic and therefore have significant competitive advantages.

Terrestrial broadcast and to a lesser extent satellite radio are significant sources of competition for advertising dollars.  These radio providers deliver ads across platforms that are more familiar to traditional advertisers than the Internet might be.  Advertisers may be reluctant to migrate advertising dollars to our internet-based platform.

Government Regulation

Radioio is subject to laws and regulations relating to consumer protection, information security and data protection, among other things, particularly as they relate to the conduct of business over the Internet.  Several areas of law with respect to the Internet are relatively undeveloped, and many existing laws and regulations are still evolving.  As a result, developments in the law relating to conduct of business over the Internet and the interpretation of existing laws could have an adverse impact on our business.  In the areas of information security and data protection, the laws in several states require companies to implement specific information security controls to protect certain types of information.  Likewise, all but a few states have laws in place requiring companies to notify users if there is a security breach that compromises certain categories of their information.  We are also subject to federal and state laws regarding privacy of listener data, among other things. Our privacy policy and terms of use describe our practices concerning the use, transmission and disclosure of listener information and are posted on our website.

In addition, while the U.S. Federal Communications Commission’s (the “FCC”) regulations for traditional radio broadcast over the air waves do not currently apply to Internet radio, it is possible that the FCC or another federal or state government body will implement comparable or more stringent regulations of Internet radio in the future.  Any such regulations of Internet radio, if implemented, could have a material adverse effect on Radioio’s business.

Employees

As of April 30, 2014, Radioio had ten employees, including its Chairman, President, Chief Executive Officer and Chief Financial Officer and its Chief Operating Officer and Secretary.

ITEM 1A        RISK FACTORS

Radioio is a smaller reporting company and is therefore not required to provide the information required by this Item.

ITEM 1B        UNRESOLVED STAFF COMMENTS

None.

ITEM 2    PROPERTIES

Radioio’s principal office is located at 475 Park Avenue South, 4th Floor, New York, New York, which consists of office space and which it subleases pursuant to a letter agreement dated August 27, 2013.  The letter agreement provides that the term of the sublease is on a month-to-month basis until the earlier of the termination of the sublessor’s master lease or the termination of the letter agreement by either party upon thirty (30) days notice.  The letter agreement provides for monthly rent payments of $500.

Radioio also leases approximately 2,000 square feet of office space and a recording studio in Tampa, Florida from the Bubba Radio Network on a month-to-month basis.  This verbal lease provides for a $2,000 monthly payment.

ITEM 3           LEGAL PROCEEDINGS

None.

ITEM 4            MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5           MARKET FOR COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Radioio’s common stock is quoted on the OTC Bulletin Board under the ticker symbol “RAIO.”  Since secondary market activity for shares of our common stock has been limited and sporadic, such quotations may not actually reflect the price or prices at which purchasers and sellers would currently be willing to purchase or sell such shares.

The following table shows the range of high and low closing bid prices for our common stock for the period commencing January 1, 2012 through December 31, 2013, as reported by the OTC Bulletin Board and adjusted for the Merger.  These quotations represent prices between dealers and may not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Year Ended December 31, 2013	High	Low
First Quarter	$2.00	$1.07
Second Quarter	$1.30	$.45
Third Quarter	$1.75	$.50
Fourth Quarter	$1.30	$.15

Year Ended December 31, 2012	High	Low
First Quarter	$9.50	$4.00
Second Quarter	$5.30	$1.50
Third Quarter	$5.80	$1.50
Fourth Quarter	$3.35	$1.76

The OTC Bulletin Board is generally considered to be a less active and efficient market than the NASDAQ Global Market, the NASDAQ Capital Market or any other national exchange and will not provide investors with the liquidity that the NASDAQ Global Market, the NASDAQ Capital Market or other national exchange would offer.  As of March 31, 2014, we had seven market makers for our common stock, which were Knight Securities, L.P., E*Trade Capital Markets LLC, Cantor Fitzgerald & Co., Collins Stewart Inc., Citadel Securities Corp., Monarch Bay Securities, LLC and First Colonial Securities.  However, trading in the Company’s common stock has historically been sporadic, and the Company does not believe that an active trading market for the Company’s common stock exists.

Stockholders

As of April 30, 2014, the approximate number of registered holders of our common stock was 3,011 and there were 6,299,435 shares of our common stock issued and outstanding.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

Prior to effecting any transaction in a penny stock, the broker-dealer also must provide the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

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

These disclosure requirements may have the effect of reducing the trading activity for shares of Radioio’s common stock.  Therefore, stockholders may have difficulty selling their shares of Radioio common stock.

Dividends

It is anticipated that cash dividends will not be declared on our common stock in the foreseeable future.  Our dividend policy is subject to the discretion of our board of directors and depends upon a number of factors, including operating results, financial condition and general business conditions.  Holders of our common stock are entitled to receive dividends as, if and when declared by our board of directors out of funds legally available therefor.  We may pay cash dividends if net income available to stockholders fully funds the proposed dividends, and the expected rate of earnings retention is consistent with capital needs, asset quality and overall financial condition.

Sales of Unregistered Securities for the Year Ended December 31, 2013

There were no sales of unregistered securities during the year ended December 31, 2013, other than those reported on forms 10-Q and/or 8-K filed by the Company during the year ended December 31, 2013.

Repurchases of Securities

Radioio did not repurchase any securities within the fourth quarter of the year covered by this report.

ITEM 6           SELECTED FINANCIAL DATA

Radioio is a smaller reporting company and is therefore not required to provide the information required by this Item.

ITEM 7           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

Merger

As discussed under “Business” under Item 1 above, ioWorldMedia, the Company’s predecessor, merged into Radioio, its wholly-owned subsidiary, effective December 11, 2013, with Radioio continuing as the surviving corporation.

Appointment of New Officers and Directors

In August 2013, Zachary McAdoo replaced Thomas J. Bean as the Company’s Chairman, President, Chief Executive Officer and Chief Financial Officer and Julia Miller was appointed as the Company’s Chief Operating Officer and Secretary.  In addition, Mr. McAdoo and Ms. Miller were appointed to the Company’s board of directors, joining Thomas J. Bean.

Critical Accounting Policies

The discussion and analysis of our financial condition is based upon the financial statements contained elsewhere herein, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements required us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debts, income taxes, contingencies and litigation.  We based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in preparation of the financial statements contained elsewhere herein.

Revenue Recognition

The Company’s revenue is principally derived from advertising services, subscription fees, and radio player equipment sales. The Company recognized revenue when: (1) persuasive evidence exists of an arrangement with the customer reflecting the terms and conditions under which products or services will be provided; (2) delivery has occurred or services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. For all revenue transactions, the Company considers a signed agreement, a binding insertion order or other similar documentation to be persuasive of an arrangement.

Advertising Revenue.  The Company generates advertising revenue primarily from display, audio and video advertising.  The Company generates the majority of its advertising revenue through broadcasting advertisement and the delivery of advertising impressions sold on a cost per thousand, or CPM, basis.  In determining whether an arrangement exists, the Company ensures that a binding arrangement, such as an insertion order or a fully executed customer-specific agreement, is in place. The Company recognizes revenue over the term of the contracted advertising period.

In determining whether an arrangement exists, the Company ensures that a binding arrangement, such as an insertion order or a fully executed customer-specific agreement, is in place. The Company recognizes revenue over the performance period.

Subscription Revenue.  Revenue from subscribers is recognized on a monthly pro-rata basis over the life of the subscription.

Radio Player Revenue.  Revenue from radio player sales is recognized when title and risk of loss has transferred to the customer, net reserves for returns and allowances, which are de-minimus for the year ended December 31, 2013 and 2012.  Title transfers upon shipment of product.

Income Taxes

The Company accounts for income taxes under Accounting Standard Codification (“ASC”) 740, “Income Taxes” (“ASC 740”).  ASC 740 requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carry-forwards to the extent they are realizable.  We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.  While Radioio has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.  Likewise, deferred tax assets are reduced by a valuation allowance, when in our opinion, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Equity Based Compensation

The Company accounts for equity-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”).  All equity-based payments to employees are issuances of stock that are recognized in the statement of operations based on their fair values at the date of issuance.  That cost will be recognized over the period during which an employee is required to provide services in exchange for the award (performance period).

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

Goodwill

The Company accounts for goodwill under ASC 350-20 “Goodwill”. Goodwill represents the excess of the purchase price of an acquired business over the fair value of amounts assigned to assets acquired and liabilities assumed. Goodwill is reviewed for impairment if events or circumstances indicate that an impairment may be present. Any excess in carrying value over the estimated fair value is recorded as impairment loss and charged to results of operations in the period such determination is made.

Recent Accounting Pronouncements Applicable to the Company

The Company does not believe there are any recently issued, but not yet effective, accounting standards that would have a significant impact on the Company’s financial position or results of operations.

Results of Operations

The following table presents the percentage of period-over-period dollar change for the selected line items in the Company’s consolidated statements of operations for the years ended December 31, 2013 and 2012.  These comparisons of financial results are not necessarily indicative of future results.

	2013	2012	% Change
Sales	$1,527,378	$1,607,185	(5.0%)

Cost of sales	879,731	751,846	17.0%

Gross profit	647,647	855,339	(24.3%)

Operating expenses:

Selling and general and administrative	2,583,930	1,561,527	65.5%
Impairment of goodwill	1,204,000	-	N/A
Depreciation	24,125	40,431	(40.3%)

Total expenses	3,812,055	1,601,958	138.0%

Loss from operations	(3,164,408)	(746,619)	323.8%

Interest (expense)	(125,983)	-	N/A

Net loss before provision for income taxes	$(3,290,391)	$(746,619)	340.7%

Years Ended December 31, 2013 and 2012

Revenue

The Company generates revenue from three of its subsidiaries, Radioio.com, io4business and Radioio Live.  Revenue generated by Radioio.com consists primarily of subscriptions for consumer music streaming and advertising fee revenue.   io4business’s revenue is derived from subscriptions for background music and messaging ecosystems and the sale of radio player equipment.  Radioio Live’s revenue consists of subscriptions for internet streamed talk radio and advertising fee revenue.  Total revenue for the year ended December 31, 2013 was $1,527,378, a decrease of $79,807, or 5.0%, from total revenue of $1,607,185 for the year ended December 31, 2012.

Radioio.com subscription revenue increased by $3,279, or 6.0%, to $57,501 for the year ended December 31, 2013, as compared to subscription revenue of $54,222 for the year ended December 31, 2012.  Advertising revenue decreased by $49,692, or 60.3%, to $32,764 for the year ended December 31, 2013, as compared to $82,456 of advertising revenue generated by Radioio.com during the year ended December 31, 2012, due to changes in the management of the advertising operations and lower advertising rates.   There were no changes to the operating programs of Radioio.com.

io4business subscription revenue decreased by $101,859, or 12.2%, to $730,845 for the year ended December 31, 2013, as compared to subscription revenue of $832,704 for the year ended December 31, 2012.  The decrease in subscription revenue for the year ended December 31, 2013 was due in part to a program to sell subscriptions to customers directly in lieu of using a third party administrator.  This change, implemented in the third and fourth quarters of 2013, has not been as effective.  In addition, io4business generated $237,734 in revenue through the sale of radio players that approximated cost during 2013 as the Company transitioned away from the third party administrator and began providing services directly to customers.  The Company did not generate any gross profit on the sale of these players in 2013 or 2012.  There were de-minimus sales of the radio players during the year ended December 31, 2012.

Radioio Live was launched in early January 2011.  In April 2011, the Company began to sell subscriptions to the Bubba Radio Program, which became known as the Early Enlister program.  The three year Early Enlister programs generated over $840,000 in prepaid subscriptions, which resulted in deferred revenue being recorded and recognized over the three year period of the Early Enlister program.   The revenue from the Early Enlister program is being recognized pro-ratably over the three year period from April 1, 2011 to March 31, 2014, as earned.  The subscriptions collected in advance are recorded as deferred revenue with the portion to be earned over the upcoming year classified as a current liability.  Radioio Live generated $409,891 in subscriber revenue during the year ended December 31, 2013, a decrease of $97,522, or 19.2%, from the $507,413 of subscriber revenue generated during the year ended December 31, 2012.  Of the subscriber revenue generated during the year ended December 31, 2013, $276,384 was attributable to the Early Enlister program.  The decrease in subscription revenue during the year ended December 31, 2013, was primarily due to a prioritization of resources to io4business market and manage the subscription program.  The Company is now investing resources in subscription management and anticipates better renewal rates and increased subscriptions in 2014.  In addition, Radioio Live generated $58,643 of advertising revenue during the year ended December 31, 2013, as compared to $128,995 of advertising revenue generated during the year ended December 31, 2012.  This decrease of $70,352, or 54.5%, was primarily due to changes in the management of the advertising operations and lower advertising rates.

Gross Profit

Gross margin for the year ended December 31, 2013 was 42.4% compared to 53.2% for the year ended December 31, 2012.  This decline in gross margin was primarily due to the sale of radio players which were sold at or near cost.  Gross margins on these radio players were zero due to limited time promotions to encourage new customers to sign up.  Additionally, a small portion of the cost of on-air talent for Radioio Live is fixed, whereas subscription and advertising revenue fluctuate.  Amounts presented in the cost of sales consist primarily of the radio players and expenses relating to the radio personalities.

Selling, General and Administrative Expenses

The Company is in the process of developing and expanding its operations.  This process requires the addition of listeners and increasing the variety of content, and the primary costs to deliver the content is the music programmers, Internet hosting, and related expenses.  This process also requires securing other sources of revenue, such as advertisers, for which the Company predominantly utilizes the services of third parties in exchange for a commission.

For the year ended December 31, 2013, selling, general and administrative expenses increased $1,022,403, or 65.5%, over the year ended December 31, 2012 due to increased investment in the Company’s operations.  The primary increases related to $480,000 in equity-based compensation to the Company’s new Chief Operating Officer, an increase of $143,966 in professional fees related to the Merger and related costs, an additional $277,808 in expenses related to enhancements of the Company’s website, and increased consulting expenses of $196,875 under two consulting agreements, offset by savings of $70,537 in the cost of music programming.

Impairment of Goodwill

The Company recorded an impairment charge during the quarter ended September 30, 2013 of $1,204,000 related to goodwill associated with the acquisition of Up Your Ratings, Inc. during the year ended December 31, 2011.  The impairment was due to the continued operating losses and working capital deficiencies as well as reallocating its focus and resources away from the consumer music streaming business back to the background music and the talk radio platforms.  The Company’s shift in focus is a primarily due to a strategic decision to spread existing resources over fewer projects.

Depreciation

For the year ended December 31, 2013, depreciation expense decreased from $40,431 in the year ended December 31, 2012 to $24,125.  This decrease is the result of certain items being fully depreciated at the end of 2012.

Interest Expense

The Company incurred $125,983 of interest expense in connection with the convertible debentures issued by the Company during the year ended December 31, 2013, which includes accretion of debt discount in the amount of $102,398, resulting from beneficial conversion features contained in the convertible notes, as well as additional interest of $23,585 on the notes.  No interest expense was incurred during the year ended December 31, 2012.

Net Loss

The Company realized a net loss of $3,291,391 for the year ended December 31, 2013, which was an increase of $2,544,772, as compared to the net loss of $746,619 for the year ended December 31, 2012.  Of this $2,544,772 increase in net loss, $1,204,000 was due to the impairment of goodwill, $480,000 was due to a one-time equity-based compensation charge, and $125,983 related to interest expense.  The remaining $734,789 increase in net loss was due to the Company’s increased selling, general and administrative expenses related to upgrading its infrastructure, measurement capabilities and increased sales and marketing activities, as well as a $207,692 decrease in gross profit.

Liquidity and Capital Resources

We have generated operating losses and negative cash flow from operations since inception of our current business in November 2005.  We incurred net losses of $3,291,391 and $746,619 for the years ended December 31, 2013 and 2012, respectively, and we may continue to experience net operating losses.  At December 31, 2013, we had negative working capital of $1,251,165, as compared to $964,840 at December 31, 2012.

During the year ended December 31, 2013, we experienced negative cash flow from operations of $877,822, as compared to negative cash flow from operations of $390,617 during the year ended December 31, 2012. Of the $3,291,391 net loss for the year ended December 31, 2013, $1,841,465 was attributable to non-cash expenses. The cash flow from operations other than non-cash items, resulted in an increase of $572,104 for the year ended December 31, 2013 which is primarily attributable to an increase in accounts payable and accrued expenses of $294,811 and a decrease in prepaid consulting of $315,000, offset primarily by an increase in accounts receivable of $77,498 and a decrease in deferred revenue of $92,198. The decrease in deferred revenue, prepaid expenses and advance payments on contractual obligations is the result of the launch of RadioioLive in the first quarter of 2011 and the payments made to talent and content providers that are recognized as expenses pro-rata in the same manner as subscription revenue.

The Company did not purchase capital assets in the year ended December 31, 2013 as compared to $10,703 of capital asset purchases in the year ended December 31, 2012.

Net cash provided by financing activities in the year ended December 31, 2013 was $1,008,493, as compared to $404,866 for the year ended December 31, 2012, as the result of $293,493 of additional advances from related party stockholders, the receipt of $165,000 of gross proceeds from the sale of shares of common stock and the receipt of $550,000 in gross proceeds from the issuance of convertible debentures.

As of May 9, 2014, our cash position was approximately $45,000. Historically, we have relied upon outside investor funds to maintain our operations and develop our business. We anticipate raising additional capital within the next twelve months from investors for working capital and business expansion needs; however, we can provide no assurance that additional investor funds will be available on terms acceptable to us, if at all. If we are unable to obtain additional financing to meet our working capital requirements, we may have to curtail portions of our business operations. We believe we can continue our current operations through September 30, 2014 without additional financing. Our independent registered public accounting firm included an emphasis of a matter paragraph in its report included in this annual report on Form 10-K, which expressed substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included herein do not include any adjustments related to this uncertainty.

ITEM 7A        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Radioio is a smaller reporting company and is therefore not required to provide the information required by this Item.

ITEM 8            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statement and supplementary data of Radioio called for by this item are submitted under a separate section of this report.  Reference is made to the Index of Financial Statements contained on page F-1 of this annual report on Form 10-K.

ITEM 9           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A        CONTROLS AND PROCEDURES

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer, who is also our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d -15(e) under the Exchange Act, as of the end of the period covered by this annual report.  Based on this evaluation, he concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting that applied as of December 31, 2011 and continued to apply as of December 31, 2013.  Our management intends to design and implement processes and procedures that will provide reasonable assurance regarding the reliability of our financial reporting and preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), as funding becomes available to be able to put the components in place.

Management’s Annual Report on Internal Control Over Financial Reporting.

Radioio’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.  Internal controls over financial reporting include those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of Radioio’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with U.S. GAAP, and that Radioio’s receipts and expenditures are being made only in accordance with authorizations of management and directors of Radioio; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Radioio’s assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of Radioio’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Radioio’s internal control over financial reporting was not effective as of December 31, 2013, based on management’s identification of the following material weaknesses:

•	Radioio lacks sufficient accounting staff, which results in a lack of segregation of duties necessary for a sound system of internal control.

•
There is an over-reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions and the preparation of the consolidated financial statements.  These duties were performed by the same personnel, which resulted in a lack of review over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

•	The Company does not have any independent directors serving on its board, and does not have a separate audit committee.

Changes in Internal Control Over Financial Reporting

There has been no change in Radioio’s internal control over financial reporting during Radioio’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Radioio’s internal control over financial reporting.

ITEM 9B        OTHER INFORMATION

On April 22, 2014, Radioio issued an aggregate of 53,648 to three service providers as payment in full for certain services rendered by the service providers to Radioio during 2013 and 2014.  The aggregate dollar amount owed by Radioio to these service providers was $38,965.  This amount included $21,840 owed to Digipowers, Inc., an entity affiliated with Julia Miller, the Chief Operating Officer, Secretary and a director of Radioio.  Radioio issued 29,120 shares of its common stock to Real eMarketing, Inc., an entity affiliated with Digipowers, Inc., in full satisfaction of its sales performance obligation to Digipowers, Inc., which are included in the aggregate total of 53,648 shares issued to all three service providers referenced above.  Radioio used a price per share of $.75 to determine the per share price for the shares issued to the service providers that provided services to Radioio during 2013, which was the closing price of its common stock on the OTC Bulletin Board on the last trading day of 2013.  Radioio used a price per share of $.69 to determine the per share price for the shares issued to the service providers that provided services to Radioio in 2014, which was the closing price of its common stock on April 21, 2014.

In connection with the issuances of common stock described above, Radioio relied on the exemption from registration for private placements of securities not involving a public distribution provided by Section 4(2) of the Securities Act.

PART III

ITEM 10         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The name, age, principal occupation or employment and biographical information of each executive officer and each member of the board of directors of Radioio as of December 31, 2013 are set forth below:

Name	Age	Position(s)
Thomas Bean	48	Director

Zachary McAdoo	41	Chairman, President, Chief Executive Officer and Chief Financial Officer (Treasurer)

Julia Miller	52	Chief Operating Officer, Secretary and Director

Each director serves for a term set to expire at the next annual meeting of stockholders of Radioio.  Each executive officer serves in such office until such time as his or her successor is duly elected and qualifies.  There are no family relationships among the current executive officers and directors of Radioio.  During the past five years, none of the current executive officers or directors of Radioio have served as directors of any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, except for Mr. McAdoo, who serves as a director of CNS Response, Inc. (OTCQB: CNSO).

Biographical Information

Thomas J. Bean has served as a director of the Company since 2007.  He served as the Company’s Chairman, Chief Executive Officer and Chief Financial Officer from 2007 to August 27, 2013, during which time he led the transformation of the Company from a small non-scalable webcaster to its current market position with three revenue verticals.  Mr. Bean has over a dozen years of audio broadcast experience and is an entrepreneur with significant experience in several different business fields.  In 1992, he exited corporate employment and started his entrepreneurial career by purchasing existing operating stores from both Domino’s Pizza Inc. corporate and other Domino’s Pizza franchisees.  He eventually became the largest Domino’s Pizza franchisee in Florida and the fifth largest in the nation.  Mr. Bean attended Cornell University in Ithaca New York.

The Company believes that Mr. Bean’s knowledge of and background in the media industry, including his tenure as an officer and director of the Company, and his experience with developing and growing businesses, make him a valuable member of the Company’s board of directors.

Zachary McAdoo was appointed as a director of the Company on August 27, 2013 and as the Chairman, President, Chief Executive Officer and Chief Financial Officer of the Company on August 28, 2013.  Mr. McAdoo is the President of McAdoo Capital, Inc., a New York-based investment firm founded in 2009 that focuses on investing in small and micro cap public companies.  McAdoo Capital, Inc. is the investment manager to the Zanett Opportunity Fund, Ltd., a Bermuda-based company.  Mr. McAdoo is also a director and chairman of the audit committee for CNS Response, Inc., a small publicly traded medical device company.  From 2005 through 2008, Mr. McAdoo was an analyst and portfolio manager with The Zanett Group, a New York-based family office.  Prior to joining The Zanett Group, Mr. McAdoo worked for seven years for two other small cap investment firms, MCM Associates and Laifer Capital Management.  Mr. McAdoo graduated from McGill University in 1995 with a Bachelor of Arts degree in Psychology.  In 2004 he became a CFA charterholder.

The Company believes that Mr. McAdoo’s business experience and acumen gained from his experience at several investment firms, including his role in senior management, and his service on the board of directors of another public company, as well as his knowledge of the financial markets, make him a valuable member of the Company’s board of directors.

Julia Miller was appointed as a director of the Company on August 27, 2013 and as the Chief Operating Officer and Secretary of the Company on August 28, 2013.  Ms. Miller is the founder of DigiPowers, Inc., a digital experience platform company, of which she has served as the Chief Executive Officer and a director since 2009, and she served as the Chief Operating Officer, President and advisor to the board of directors of YouCast, which was acquired by Social Chorus, a social media company, from 2008 to 2011.  Ms. Miller has also served in executive officer and senior management positions with iBloks Inc., an internet software company of which she was the founder, Apple Computer, Microsoft, PepsiCo and Citicorp.  Ms. Miller received a Master of Business from Northwestern University and a Bachelor of Science in International Business from the State University of New York.

The Company believes that Ms. Miller’s extensive experience serving in senior management positions with various large and small companies, her experience working in various areas of the media and technology industries and her knowledge of these industries make her a valuable member of the Company’s board of directors.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires Radioio’s directors, executive officers and persons who own more than 10% of Radioio’s common stock to file Forms 3, 4 and 5 with the SEC.  Executive officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish Radioio with copies of all Forms 3, 4 and 5 reports they file.

Radioio believes that all filings required to be made by its directors, executive officers and persons who own more than 10% of Radioio’s common stock pursuant to Section 16(a) of the Exchange Act have been filed within the time periods prescribed, except for three Form 4s for Zachary McAdoo with respect to a total of four purchase transactions, which have been filed with the SEC (two of which Form 4s are considered untimely solely because of the need to file amendments to the original reports), the Form 3 for Thomas Bean and several Form 4s relating to stock purchases by Thomas Bean and/or his affiliated entities and the Form 3 for Bubba the Love Sponge Clem and several Form 4s related to stock purchases by Bubba the Love Sponge Clem and/or his affiliated entities.

Code of Ethics

Radioio has adopted a code of ethics, which applies to Radioio’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The code of ethics is available on the Company’s website at www.radioio.com under “Investor Relations.”

No Separate Audit Committee

Radioio does not have a separate audit committee of the board of directors at this time; rather, the entire board of directors currently acts as the audit committee.  None of the members of the board of directors qualifies as an audit committee financial expert under the SEC rules.

ITEM 11         EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 2013 and 2012 of any person who served as the Company’s President and Chief Executive Officer during the fiscal year ended December 31, 2013 and each other executive officer of the Company.

Name and Principal Position	Year	Salary ($)(2)		Bonus ($)		Stock Awards ($)			Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (3)		All Other Compensation ($)		Total ($)

Thomas Bean,	2013	$	---	$	---	$	---		$	---	$	---	$	---	$	---	$	---
Former Chairman, President, Chief Executive Officer and Chief Financial Officer (1)	2012	$	---	$	---	$	---		$	---	$	---	$	---	$	---	$	---

Zachary McAdoo,	2013	$	---	$	---		$118,125	(3)	$	---	$	---	$	---	$	---		$118,125	(3)
Chairman, President, Chief Executive Officer and Chief Financial Officer (2)	2012	$	---	$	---		$208,950	(3)	$	---	$	---	$	---	$	---		$208,950	(3)

Julia Miller,	2013	$	---	$	---		$480,000	(5)(6)	$	---	$	---	$	---	$	---		$480,000	(5)(6)
Chief Operating Officer and Secretary (4)	2012	$	---	$	---	$	---		$	---	$	---	$	---	$	---	$	---

(1)	Thomas Bean resigned as the Chairman, President, Chief Executive Officer and Chief Financial Officer of the Company, effective August 28, 2013.

(2)	Zachary McAdoo was appointed as the Chairman, President, Chief Executive Officer and Chief Financial Officer of the Company, effective August 28, 2013.

(3)
Amounts shown do not reflect compensation actually received by Mr. McAdoo.  Instead the amounts shown are based on the compensation costs we recognized during the fiscal years 2013 and 2012 in accordance with ASC 718.

(4)	Julia Miller was appointed as the Chief Operating Officer and Secretary of the Company effective August 28, 2013.

(5)	Pursuant to Ms. Miller’s employment agreement with the Company, Ms. Miller was issued 300,000 shares of the Company’s common stock on December 11, 2013.

(6)
Amount shown does not reflect compensation actually received by Ms. Miller.  Instead, the amount shown is based on the compensation costs we recognized in the fiscal year 2013 in accordance with ASC 718.

Employment Agreements

The Company entered into employment agreements with each of Zachary McAdoo and Julia Miller.  Mr. McAdoo and Ms. Miller entered into these employment agreements with ioWorldMedia, the predecessor of Radioio.  The employment agreements provide that Mr. McAdoo and Ms. Miller will not initially receive any base salary, but that the Company may pay base salary to each of them in the future if the board of directors determines that the Company has sufficient revenue and/or investment capital to pay cash compensation.  The employment agreements further provide that the board, in its sole discretion, may award bonus compensation to Mr. McAdoo and Ms. Miller, which shall be based on such performance criteria as developed by the board and Mr. McAdoo and Ms. Miller, respectively.  In addition, Ms. Miller’s employment agreement provided that the Company would issue shares of common stock to her upon the effectiveness of an amendment to the Company’s articles of incorporation that increases the number of authorized shares of common stock to a level that allows for such issuance.   Radioio issued 300,000 shares of its common stock to Ms. Miller upon the effectiveness of the Merger of ioWorldMedia into Radioio on December 11, 2013, as provided in the employment agreement.  Each employment agreement also contains a six (6) month non-compete provision and a twelve (12) month non-solicitation of customers and employees provision.

Outstanding Equity Awards at Fiscal Year-End

Radioio did not have any equity awards outstanding at December 31, 2013.

Director Compensation

The following table sets forth information concerning the compensation of all persons who served on the Company’s board of directors at any time during the fiscal year ended December 31, 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas Bean	$--	$--	$--	$--	$--	$--	$--

Bubba the Love Sponge Clem (1)	$--	$--	$--	$--	$--	$--	$--

Zachary McAdoo	$--	$--	$--	$--	$--	$--	$--

Julia Miller	$--	$--	$--	$--	$--	$--	$--

(1)	Bubba the Love Sponge Clem resigned from the Company’s board of directors, effective August 27, 2013.

ITEM 12         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 30, 2014 with respect to the beneficial ownership (as defined in Rule 13d-3 of the Exchange Act) of Radioio’s common stock, which is the only class of Radioio’s capital stock with shares issued and outstanding, by (1) each director of Radioio, (2) each executive officer of Radioio, (3) each person or group of persons known by Radioio to be the beneficial owner of greater than 5% of Radioio’s outstanding common stock, and (4) all directors and executive officers of Radioio as a group.  Beneficial ownership is determined in accordance with the rules of the SEC and is generally based on the power to direct the voting or investment of the securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of Radioio’s common stock shown as beneficially owned by them.  As of April 30, 2014, Radioio had 6,299,435 shares of its common stock issued and outstanding.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percent of Outstanding Common Stock
Thomas Bean (2)(3)	1,760,535	27.9%
Regina Hunter Bean (3)(4)	1,760,535	27.9%
Big Red Investments Partnership, Ltd. (5)(6)(7)	629,480	10.0%
Zachary E. McAdoo (2)(8)(9)	1,592,015	25.3%
Julia Miller (2)(10)(11)	329,120	5.2%
Renegade Consulting, Inc. (7)(12)	788,812	12.5%
Zanett Opportunity Fund, Ltd. (13)	1,487,015	23.6%
All directors and executive officers as a group (3)(9)(11)	3,681,670	58.4%

(1)
In accordance with Rule 13d-3 of the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Radioio’s common stock if he, she or it has voting or investment power with respect to such shares.  This includes shares (a) subject to options and warrants exercisable within sixty days of March 31, 2014, and (b) (i) owned by a spouse, (ii) owned by other immediate family members, or (iii) held in trust or held in retirement accounts or funds for the benefit of the named individuals, over which shares the person named in the table may possess voting and/or investment power.

(2)	Such person serves as a director of Radioio and maintains a mailing address at 475 Park Avenue South, 4th Floor, New York, New York 10016.

(3)
Includes 629,480 shares of common stock held by Big Red Investments Partnership, Ltd., of which Mr. and Mrs. Bean are the limited partner, 40,000 shares of common stock held by Caerleon Consulting, Inc., 788,812 shares of common stock held by Renegade Consulting, Inc., and 247,525 shares of common stock held by Renegade Strategies, Inc.  Caerleon Consulting, Inc. and Renegade Consulting, Inc. are owned by Grappler Investments Holdings, LLC, in which Mr. and Mrs. Bean have a controlling interest.  Renegade Strategies, Inc. is owned by Renegade Land Holdings, LLC, in which Mr. and Mrs. Bean have a controlling interest.  Mr. and Mrs. Bean disclaim beneficial ownership of the shares held by Big Red Investments Partnership, Ltd., Caerleon Consulting, Inc., Renegade Consulting, Inc. and Renegade Strategies, Inc., except to the extent of any pecuniary interest in such shares.  Mrs. Bean also disclaims beneficial ownership of the 30,000 shares held by her husband.

(4)	Mrs. Bean is the wife of Thomas Bean and maintains a mailing address at 5025 West Lemon Street, Suite 200, Tampa, Florida 33609.

(5)	Includes 24,718 shares of common stock held in the name of Pangea Ultima Corporation, which have been purchased by Big Red Investments Partnership, Ltd.

(6)	Mr. and Mrs. Bean are the limited partner in this limited partnership.

(7)	Such entity maintains a mailing address at 5025 West Lemon Street, Suite 200, Tampa, Florida 33609.

(8)	Mr. McAdoo serves as the Chairman, President, Chief Executive Officer and Chief Financial Officer of Radioio.

(9)
Mr. McAdoo is the President of McAdoo Capital Inc., the investment manager of Zanett Opportunity Fund, Ltd., and is considered to have beneficial ownership of the 1,487,015 shares of Radioio’s common stock held by Zanett Opportunity Fund, Ltd. in his capacity as an officer of McAdoo Capital, Inc.  Mr. McAdoo disclaims beneficial ownership of the shares held by Zanett Opportunity Fund, Ltd., except to the extent of any pecuniary interest in such shares.  Also includes 105,000 shares that were issuable to McAdoo Capital, Inc. in consideration for certain consulting services provided by McAdoo Capital, Inc. to the Company pursuant to the consulting agreement between McAdoo Capital, Inc. and the Company dated July 31, 2012.  McAdoo Capital, Inc. assigned its right to receive such shares to Mr. McAdoo.

(10)	Ms. Miller serves as the Chief Operating Officer and Secretary of Radioio.

(11)
Includes 29,120 shares held by Real eMarketing, Inc., an affiliate of Ms. Miller.  Ms. Miller disclaims beneficial ownership of these shares, except to the extent of any pecuniary interest in such shares.

(12)	Renegade Consulting, Inc. is owned by Grappler Investments Holdings, LLC, in which Mr. and Mrs. Bean have a controlling interest.

(13)	Zanett Opportunity Fund, Ltd. maintains a mailing address at Appleby Spurling, Canon’s Court, 22 Victoria Street, P.O. Box HM 1179 Hamilton, HM EX, Bermuda.

ITEM 13         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Company accrued $153,291 in fees owed to Digiquest Technologies, Inc. (“Digiquest”) during fiscal 2013 for administrative and consulting services.  Digiquest is controlled by Thomas Bean, a director of Radioio and the former Chief Executive Officer and Chief Financial Officer of ioWorldMedia until his resignation from such positions on August 27, 2013.

The Company accrued $67,000 in fees owed to Renegade Strategies, Inc. (“Renegade”) during fiscal 2013 for the lease of office and studio space at the Company’s previous corporate headquarters at 5025 West Lemon Street, Tampa, Florida.  Renegade is controlled by Thomas Bean.

The Company accrued $15,527 in fees owed to Digipowers during fiscal 2013 for digital marketing services.  Digipowers is controlled by Julia Miller, the Chief Operating Officer and Secretary and a director of Radioio.

The fees charged to Radioio by each of Digiquest, Renegade and Digipowers are at below-market rates.

Director Independence

None of Radioio’s current directors meet the independence requirements of NASDAQ or the SEC.  Zachary McAdoo and Julia Miller do not meet the independence requirements of NASDAQ or the SEC because they are current officers of Radioio.  Thomas Bean does not meet the independence requirements of NASDAQ because he served as an officer of the Company within the last three years, and he does not meet the independence requirements of the SEC because he is the beneficial owner of more than 10% of the Company’s common stock.

ITEM 14         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.  The Company was billed $10,373 by Patrick Rodgers, CPA, PA for audit fees during the year ended December 31, 2013 with respect to the audit of the Company’s annual consolidated financial statements for the year ended December 31, 2012 and the review of the Company’s consolidated financial statements for each of the periods ended March 31, 2013 and June 30, 2013.  The Company was billed $44,315 by WeiserMazars, LLP during the year ended December 31, 2013 with respect to the review of the Company’s consolidated financial statements for the period ended September 30, 2013, and the audit of the Company’s consolidated financial statements for the year ended December 31, 2013.

The Company was billed $11,500 by Patrick Rodgers, CPA, PA for audit fees during the year ended December 31, 2012 with respect to the audit of the Company’s annual consolidated financial statements for the year ended December 31, 2011 and the review of quarterly consolidated financial statements for the interim periods.

Audit Related Fees.  The Company did not incur any fees associated with audit related services with Patrick Rodgers, CPA, PA, WeiserMazars LLP or any other accounting firm, relating to fiscal years ended December 31, 2013 and 2012.  Audit-related fees are fees for assurance and related services, including primarily employee benefit plan audits, due diligence related to acquisitions, accounting consultations in connection with acquisitions, consultation concerning financial accounting and reporting standards and consultation concerning matters related to Section 404 of the Sarbanes Oxley Act of 2002.

Tax Fees.  The Company did not incur any fees associated with tax services relating to the fiscal years ended December 31, 2013 and 2012.

All Other Fees.  The Company did not incur any fees associated with non-audit services with WeiserMazars LLP, Patrick Rodgers, CPA, PA, or any other accounting firm, relating to fiscal years ended December 31, 2013 and 2012.

Pre-Approval Policies and Procedures.  Because the Company does not have a separate audit committee of the board, the full board of directors functions as the audit committee  and is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm.  The board of directors approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm.  Such approval process ensures that the independent registered public accounting firm does not provide any non-audit services to the Company that are prohibited by law or regulation.

PART IV

ITEM 15         EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)           Exhibits

Reference is made to the Index of Exhibits beginning on page E-1 of this report.

(b)           Financial Statement Schedules

Reference is made to the Index of Consolidated Financial Statements on page F-1 of this report.  No schedules are included with the consolidated financial statements because the required information is inapplicable or is presented in the consolidated financial statements or notes thereto.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIOIO, INC.

Dated: May 20, 2014	By:	/s/ Zachary McAdoo
Zachary McAdoo, Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Zachary McAdoo his/her true and lawful attorney-in-fact and agent for him/her and in his/her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed by the following persons in the capacities and on the dates stated.

Signatures	Title	Date

/s/ Zachary McAdoo	Chairman of the Board, President, Chief Executive Officer (Principal Executive Officer)	May 20, 2014
Zachary McAdoo	and Chief Financial Officer (Principal Financial Officer)

/s/ Julia Miller	Chief Operating Officer, Secretary and Director	May 20, 2014
Julia Miller

/s/ Thomas Bean	Director	May 20, 2014
Thomas Bean

RADIOIO, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Radioio, Inc. and Subsidiaries (formerly ioWorld Media, Inc.)

We have audited the accompanying consolidated balance sheets of Radioio, Inc. and Subsidiaries (formerly ioWorld Media, Inc.) (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Radioio, Inc. and Subsidiaries (formerly ioWorld Media, Inc.) as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant recurring operating losses, negative cash flows from operations and has a working capital deficiency.  The Company is also dependent on the completion of additional equity and/or debt financing in order to continue their operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WeiserMazars LLP

Edison, New Jersey
May 20, 2014

Radioio, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
ASSETS
Current assets
Cash	$148,536	$17,865
Accounts receivable	106,124	28,626
Inventory	14,911	-
Unbilled receivables	5,675	46,176
Prepaid consulting	76,872	315,000
Prepaid expenses	37,539	143,938
Total current assets	389,657	551,605

Property and equipment, net of accumulated depreciation	62,125	86,250

Other assets
Prepaid consulting	63,017	39,375
Goodwill	-	1,204,000

Total other assets	63,017	1,243,375

Total assets	$514,799	$1,881,230

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Accounts payable and accrued expenses (includes related parties of $235,818 and $109,546 as of December 31, 2013 and 2012, respectively)	$933,896	$760,480
Advances from related parties	-	38,670
Deferred revenue	288,281	317,295
Other liability	400,000	400,000
Share liability	18,645	-
Total current liabilities	1,640,822	1,516,445

Deferred revenue, non-current	5,895	69,079
Total liabilities	1,646,717	1,585,524

Temporary Equity
Convertible preferred stock, $.001 par value, 5,000,000 shares authorized, 3,000,000 shares issued and outstanding at December 31, 2012	-	5,772,304
Commitments and contingencies
Stockholders' deficiency
Common stock, $.001 par value; 100,000,000 authorized and 5,524,042 issued and outstanding at December 31, 2013 and 2,500,000 authorized and 2,269,783 issued and outstanding at December 31, 2012	5,524	2,270
Additional paid-in capital	67,578,506	59,945,689
Accumulated deficit	(68,715,948)	(65,424,557)

Total stockholders' deficiency	(1,131,918)	(5,476,598)

Total liabilities and stockholders' deficiency	$514,799	$1,881,230

 See notes to consolidated financial statements.

Radioio, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended
	December 31,
	2013	2012

Sales	$1,527,378	$1,607,185

Cost of sales	879,731	751,846

Gross profit	647,647	855,339

Operating expenses:

Selling, general and administrative	2,583,930	1,561,527
Impairment of goodwill	1,204,000	-
Depreciation	24,125	40,431

Total expenses	3,812,055	1,601,958

Loss from operations	(3,164,408)	(746,619)

Other (expense) income

Interest (expense)	(125,983)	-

Net loss before provision for income taxes	(3,290,391)	(746,619)

Provision for income taxes	(1,000)	-

Net loss	$(3,291,391)	$(746,619)

Net loss per weighted share, basic and fully diluted	$(1.31)	$(0.39)

Weighted average number of common shares outstanding, basic and fully diluted	2,514,624	1,914,662

See notes to consolidated financial statements.

Radioio, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Deficiency
For the Years Ended December 31, 2013 and 2012

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2011	1,655,475	$1,656	$58,884,166	$(64,677,938)	$(5,792,116)

Common shares issued for cash	76,142	76	149,924		150,000
Common shares issued in exchange for advances	223,166	223	439,414		439,637
Restricted common shares issued for services	315,000	315	472,185		472,500

Net loss				(746,619)	(746,619)
Balance, December 31, 2012	2,269,783	2,270	59,945,689	(65,424,557)	(5,476,598)

Restricted common shares issued for cash	60,000	60	59,940		60,000
Restricted common shares issued for cash	51,724	52	29,948		30,000
Beneficial conversion feature for convertible debentures			379,868		379,868
Conversion of preferred shares (temporary equity) to common shares of Radioio	1,485,150	1,485	5,770,819		5,772,304
Conversion of debentures into common shares of Radioio	1,087,968	1,088	722,500		723,588
Common shares issued under employment agreement	300,000	300	479,700		480,000
Common shares issued for services rendered	154,032	154	115,157		115,311
Common shares issued for cash	115,385	115	74,885		75,000
Net loss				(3,291,391)	(3,291,391)

Balance, December 31, 2013	5,524,042	$5,524	$67,578,506	$(68,715,948)	$(1,131,918)

See notes to consolidated financial statements.

Radioio, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2013	2012
Cash flows from operating activities
Net loss	$(3,291,391)	$(746,619)
Adjustment to reconcile net loss to net cash used in operating activities:
Impairment of goodwill	1,204,000	-
Depreciation	24,125	40,431
Equity-based compensation	480,000	-
Equity-based consulting expense	30,942	-
Accretion of discount on convertible debentures	102,398	-
Changes in operating assets and liabilities:
Accounts receivable	(77,498)	(3,172)
Inventory	(14,911)	-
Accounts payable and accrued expenses	294,811	360,692
Unbilled receivables	40,501	(808)
Prepaid expenses	106,399	(13,964)
Prepaid consulting	315,000	252,944
Deferred revenue	(92,198)	(280,121)
Net cash used in operating activities	(877,822)	(390,617)

Cash flows from investing activities

Capital expenditures	-	(10,703)
Net cash used in investing activities	-	(10,703)

Cash flows from financing activities

Proceeds from issuance of common stock	165,000	150,000
Advances from related party stockholders	293,493	254,866
Proceeds from issuance of convertible debentures	550,000	-
Net cash provided by financing activities	1,008,493	404,866

Net increase in cash	130,671	3,546
Cash, beginning of period	17,865	14,319
Cash, end of period	$148,536	$17,865

Supplemental disclosure of non-cash investing and financing activities:
Conversion of related party advances to convertible debentures	$332,163	$-
Conversion of accounts payable from related parties to convertible debentures	$95,310	$-
Beneficial conversion feature related to issuance of convertible debentures	$379,868	$-
Prepaid consulting issuance of equity-based non-vested common stock	$112,810	$472,500
Conversion of related party advances to common stock	$-	$228,196
Conversion of related party accounts payable to common stock	$-	$211,441
Conversion of preferred stock (temporary equity) to common stock	$5,772,304	$-
Conversion of convertible debentures to common stock, including interest of $23,585	$723,588	$-
Conversion of accounts payable to common stock	$2,500	$-

See notes to consolidated financial statements.

Radioio, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

1.           Nature of Operations

Radioio, Inc. previously filed reports with the Securities and Exchange Commission (the “SEC”) under the name ioWorldMedia, Incorporated (“ioWorldMedia”). ioWorldMedia was incorporated as a Florida corporation in January 1995 under the name “PowerCerv Corporation” (“PowerCerv”). In January 2006, PowerCerv changed its corporate name to ioWorldMedia. On October 29, 2013, ioWorldMedia entered into an Agreement and Plan of Merger with Radioio, Inc., a Nevada corporation and wholly-owned subsidiary of ioWorldMedia, which provided for the merger of ioWorldMedia with and into Radioio, Inc., with Radioio, Inc. continuing as the surviving corporation (the “Merger”). The transaction constituted an exchange of shares necessary for legal purposes; however, lacks substance for accounting purposes since ownership interests have not changed. Accordingly, the transaction has been accounted for based on existing carrying amounts. All share and per share amounts have been restated to retroactively reflect this transaction. The Merger became effective on December 11, 2013. The Merger was effectively a change in the company’s domicile state and the existing common stockholders of ioWorldMedia received 1 share of Radioio, Inc. common stock for every 100 shares of ioWorldMedia common stock held and the existing preferred stockholders received .4950495 of a share of Radioio, Inc. common stock for each share of ioWorldMedia preferred stock held. Radioio, Inc. accounted for this transaction as an increase to additional paid-in capital and common stock and a reduction of convertible preferred stock in the amount of $5,772,304. Radioio, Inc., as successor in interest to ioWorldMedia, is referred to in these Notes to the Consolidated Financial Statements as “Radioio” or the “Company.”

The Company operates an Internet media platform that provides streamed music to targeted audiences.  The Company broadcasts 140 streaming channels, and offers internet radio services and popular genres of music ranging from high-brow classical to acid rock and live talk radio, through its subsidiaries.  The Company also provides a full-service background music and messaging ecosystem for large franchise businesses and other vertical markets, such as retail, hospitality and health and wellness.  Direct to consumer Internet content distribution includes subscription-based talk radio and Internet radio services with extensive genres of customized music, including classical, new age and country

2.           Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  However, the Company has incurred significant recurring operating losses, negative cash flows from operations, has a working capital deficiency, and an accumulated deficit of approximately $68,716,000 as of December 31, 2013.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon management’s ability to generate profitable operations in the future and obtain the necessary financing to meet obligations and pay liabilities arising from business operations when they come due.  If the Company does not generate profitable operations or obtain the necessary financing, the Company may not have enough operating funds to continue to operate as a going concern.  Securing additional sources of financing to enable the Company to continue the development and commercialization of proprietary technologies will be difficult and there is no assurance of the Company’s ability to secure such financing.  A failure to generate profitable operations or obtain additional financing could prevent the Company from making expenditures that are needed to pay current obligations, allow the hiring of additional resources and continue development of its products, services and technologies.  The Company continues to actively seek additional capital through private placements of equity and debt.

At current cash levels, management believes it has sufficient funds to continue current operations through September 30, 2014 without additional equity and/or debt financing.  However, if additional financing is not obtained, the Company will not be able to execute its business plan and will need to curtail certain of its operations.  The Company may be able to mitigate these factors through the generation of revenue from increased sales and slowing its payments to vendors.

3.           Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of Radioio and its wholly-owned subsidiaries, Radioio.com, LLC, Search Play, LLC, io4business, LLC, and Radioio Live, LLC.  All significant intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities at the date of the consolidated financial statements, as well as their related disclosures.  Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying values of the convertible debentures payable and other debt approximate their fair values.   To determine the fair value of the convertible debentures, the Company estimated the fair value first by calculating the value of the shares issuable on conversion and subtracting out the face value of the note to determine the value of the beneficial conversion feature at the date of issuance.  Next, the Company subtracted the beneficial conversion feature value from the face value of the note, up to the face value of the note, and accreted the value of the beneficial conversion feature from the date of issuance through the date of conversion into common stock using the effective interest rate method, where possible.  In instances when the convertible debenture was discounted to zero, the simple interest method was used.

Accounts Receivable

Accounts receivable consists of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible accounts and discounts.  Trade credit is generally extended on a short-term basis; thus, trade receivables do not bear interest.  Trade receivables are periodically evaluated for collectability based on past credit history with customers and their current financial condition.  Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised.  Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts.  The Company generally does not require collateral for trade receivables.  No allowance for doubtful accounts was recorded for the years ended December 31, 2013 and 2012.

Inventory

Inventory consists of finished goods, comprised of radio players, and is stated at the lower of cost or market determined by the average cost method.  Inventory items designated as obsolete or slow moving are reduced to net realizable value.

Unbilled Receivables

Unbilled receivables represent estimates of advertising revenue not yet billed.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Repairs and maintenance are expensed as incurred while betterments and improvements are capitalized.  When the assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts with the resulting gain or loss reflected in the consolidated statements of operations.

The Company provides for depreciation and amortization over the following estimated useful lives:

Years
Computer equipment	3-5
Office equipment	3
Furniture and fixtures	7

Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the respective carrying amounts.  There were no impairment charges recorded for the years ended December 31, 2013 and 2012.

Prepaid Consulting

The Company recognizes contracts paid in advance of the service period as prepaid consulting.  The Company amortizes the prepaid contracts as service is provided by the consultants.

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  Goodwill is not amortized; instead it is tested for impairment on an annual basis as of December 31, or whenever impairment indicators arise.  The Company also assesses on a quarterly basis whether any events have occurred or circumstances have changed that would indicate if an impairment could exist.  The Company utilizes one reporting unit in evaluating goodwill for impairment and assesses the estimated fair value of the reporting unit using a combination of discounted estimated future cash flow models and a market approach.  If the carrying value of the reporting unit exceeds the fair value of the reporting unit, further analysis will take place to determine whether or not the Company should recognize an impairment charge.  To measure the amount of any impairment charge, the Company determines the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination.  Specifically, the Company will allocate the fair value of the affected reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill.

The Company acquired Up Your Ratings, Inc., a company with technology to create customized music channels for consumers, in 2011.  During the year ended December 31, 2013, the Company changed its focus and allocated resources away from the consumer music streaming business.  As a result of the continued operating losses and working capital deficiencies, the Company recorded an impairment charge during the quarter ended September 30, 2013 in the amount of $1,204,000.

Revenue Recognition

The Company’s revenue is principally derived from advertising services, subscription fees, and radio player equipment sales.

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

 Advertising Revenue. The Company generates advertising revenue primarily from display, audio and video advertising.  The Company generates the majority of its advertising revenue through broadcasting advertisements and the delivery of advertising impressions sold on a cost per thousand, or CPM, basis.  In determining whether an arrangement exists, the Company ensures that a binding arrangement, such as an insertion order or a fully executed customer-specific agreement, is in place.  The Company recognizes this revenue over the term of the contracted advertising period.

 Subscription Revenue.  The Company generates subscription services revenue from premium listener subscription plans, both for businesses and individuals.  The Company offers a number of subscription plans on a monthly and annual basis.  Revenue from subscribers is recognized on a monthly pro-rata basis over the life of the subscription.

Radio Player Revenue.  Revenue from radio player sales is recognized when title and risk of loss has transferred to the customer.  Title transfers upon shipment of product.

Deferred Revenue.  Deferred revenue consists of amounts billed or cash received from customer in advance of the delivery or completion of the services or in instances when revenue recognition criteria have not been met.

Revenue recognized from customers associated with one franchise approximated 50% and 39% of revenues for the years ended December 31, 2013 and 2012, respectively.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising costs amounted to approximately $12,000 for the year ended December 31, 2013 as compared to approximately $9,700 for the year ended December 31, 2012.

Income Taxes

The Company accounts for income taxes using the asset and liability method.  Under this method, deferred taxes are recognized for the expected future tax consequences of temporary differences between the book carrying amounts and tax basis of the Company’s assets and liabilities.  Historically, deferred tax assets have been attributable to Federal loss carry-forwards.

The Company accounts for income taxes under Accounting Standard Codification (“ASC”) 740, “Income Taxes” (“ASC 740”).  ASC 740 requires that the Company recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carry-forwards to the extent they are realizable.  The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.  While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company was to determine that it would be able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.  Likewise, deferred tax assets are reduced by a valuation allowance, when in the Company’s opinion, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company has not filed its federal and state corporate tax returns since 2003.  The Company has not received any notices for any payments resulting from this matter.

Loss Per Common Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period.  The calculation of diluted net loss per share excludes the conversion of any convertible debt obligations into common or preferred stock as of December 31, 2013 and 2012, respectively, since the effect of any such conversion would be anti-dilutive, as well as any conversion of preferred stock.  As of both December 31, 2013 and 2012, the Company had no potentially dilutive instruments outstanding.

Equity-Based Compensation

The Company accounts for equity-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”).  All equity-based payments to employees are issuances of stock that are recognized in the statement of operations based on their fair values at the date of issuance.  That cost will be recognized over the period during which an employee is required to provide services in exchange for the award (performance period).  Equity-based compensation relating to the common stock issued to employees during the year ended December 31, 2013, totaled $480,000.  There was no equity-based compensation during the year ended December 31, 2012.

The Company accounts for equity-based payments to non-employees in accordance with ASC 718 and Topic 505-50, “Equity-Based Payments to Non-Employees.”  All equity-based payments to non-employees are issuances of common stock that are recognized in the statement of operations over the performance period at its then-current fair value as of each financial reporting date.  Equity-based consulting relating to the common stock issued to non-employees during the year ended December 31, 2013, totaled $30,942.  There was no equity-based consulting during the year ended December 31, 2012.

Recently Issued Accounting Standards

The Company does not believe there are any recently issued, but not yet effective, accounting standards that would have a significant impact on the Company’s financial positions or results of operations.

4.           Property and Equipment

Property and equipment consisted of the following at:

	December 31, 2013	December 31, 2012

Computer equipment	$481,150	$481,150
Office equipment	1,137	1,137
	482,287	482,287
Less: accumulated depreciation	(420,162)	(396,037)
	$62,125	$86,250

Depreciation expense amounted to $24,125 and $40,431 for the years ended December 31, 2013 and 2012, respectively.

5.           Deferred Revenue

Deferred revenue is comprised of amounts invoiced or cash received in advance of delivery of services. Subscriptions are recognized as pro-rata over the subscription period, which is generally twelve months.

Deferred revenue consisted of the following for the:

	Year Ended December 31, 2013		Year Ended December 31, 2012
Beginning balance		$386,374		$666,495
Invoiced during the period		415,439		92,782
Deferred revenue recognized from prior period	$(314,458)		$(315,933)
Deferred revenue recognized from current period	(193,179)		(56,970)
Total revenue recognized from current period		(507,637)		(372,903)
Ending balance		$294,176		$386,374

6.           Other Liability

At various dates during the years ended December 31, 2010 and 2009, the Company received advances aggregating $400,000 from an outside entity.  During the year ended December 31, 2011, the Company and the entity agreed to settle this liability through the issuance of 60,000 shares of the Company’s common stock, which would have required the Company to value the liability at the fair value of the common stock with any gains or losses recorded in the statements of operations.  These shares have not yet been issued.  The Company has elected to record the liability at the greater of the fair value of the common stock or $400,000.  At both December 31, 2013 and 2012, the Company has recorded a liability in the amount of $400,000.

7.           Convertible Debentures

On August 29, 2013, the Company issued a 10% convertible debenture in the principal amount of $100,000 to a third party, which was due in August 2014.  The convertible debenture, including any accrued and unpaid interest, was to automatically convert into shares of common stock at an effective conversion price of $0.50 per share upon the effectiveness of an amendment to the Company’s articles of incorporation that increased the number of authorized shares to a level that allowed for the conversion.   In connection with the issuance of the convertible debenture, the Company recorded the intrinsic value of the related beneficial conversion feature of $100,000, which was limited to the proceeds received from this transaction.  The closing price of the Company’s common stock at the date of the transaction was $1.60.  During the year ended December 31, 2013, the Company recorded the accretion of the discount associated with the convertible debenture in the amount of $26,929.  There was an additional $2,849 of interest expense incurred relating to the convertible debenture.  In connection with the effectiveness of the Merger, the convertible debenture, including accrued interest, was converted into 205,699 shares of common stock.

On November 12, 2013, the Company issued a 10% convertible debenture to an unaffiliated accredited institutional investor in the principal amount of $200,000, which was due in November 2014.  The convertible debenture, including any accrued and unpaid interest, was to automatically convert into shares of common stock at an effective conversion price of $0.65 per share upon the effectiveness of an amendment to the Company’s articles of incorporation that increased the number of authorized shares to a level that allowed for the conversion.  During the year ended December 31, 2013, the Company recorded $1,590 of interest expense.  In connection with the effectiveness of the Merger, the  convertible debenture, including accrued interest, was converted into 310,137 shares of common stock.

8.           Related Parties

Prior to January 1, 2012, the Company was obligated to Big Red Investments Partnership, Ltd. (“Big Red”) (an affiliate of Thomas J. Bean who is a member of the Company’s board of directors and former Chairman, President, Chief Executive Officer, and Chief Financial Officer of the Company) for working capital advances of $439,637.  In July 2012, the Company and Big Red agreed to convert these advances into 223,166 shares of common stock.

During the year ended December 31, 2012, and through the period ended September 30, 2013, ioWorldMedia was obligated to Big Red for working capital advances of $332,163 and $80,310 to Bubba Radio Network, Inc. and $15,000 to Twin Management Group Inc. for services rendered.  On August 28, 2013, the Company and the related parties agreed to allow conversion of the aggregate balances to convertible debentures.  The convertible debentures had an interest rate of 10% and were due in August 2014 and September 2014.  The convertible debentures, including any accrued and unpaid interest, were to automatically convert into shares of common stock at a conversion price of $1.22 per share upon an amendment to the Company’s articles of incorporation that increased the number of authorized shares to a level that allowed for conversion.

In connection with the issuance of the convertible debentures described in the above paragraph, the Company recorded the intrinsic value of the beneficial conversion feature of $133,147.  The closing price of the Company’s common stock at the date of the transaction was $1.60.  During the year ended December 31, 2013, the Company recorded accretion of the debt discount associated with the convertible debentures of $35,829.  There was an additional $12,297 of interest expense incurred relating to the convertible debentures.  In connection with the effectiveness of the Merger, the convertible debentures, including accrued interest, were converted into 360,470 shares of common stock.

In September 2013, the Company issued 10% convertible debentures in the aggregate principal amount of $250,000 to present and past officers of the Company, which were to become due in September 2014.  The convertible debentures, including any accrued and unpaid interest, were to automatically convert into shares of common stock at an effective conversion price ranging from $0.50 to $1.22 per share upon the effectiveness of an amendment to the Company’s articles of incorporation that increased the number of authorized shares to a level that allowed for conversion.  In connection with the issuance of the convertible debentures, the Company recorded the intrinsic value of the related beneficial conversion feature of $146,721.  During the year ended December 31, 2013, the Company recorded accretion of the debt discount associated with the convertible debentures of $39,640.  There was an additional $6,849 of interest expense incurred relating to the convertible debentures.  In connection with the effectiveness of the Merger, the convertible debentures, including accrued interest, were converted into 210,533 shares of common stock.

During the year ended December 31, 2013, the Company was obligated to a related party for working capital advances of $2,500.  In April 2013, the Company and the related party agreed to convert these advances into 4,032 shares of common stock.

9.           Conversion of Convertible Preferred Stock

Prior to the Merger of ioWorldMedia with and into Radioio, ioWorldMedia was authorized to issue 5,000,000 shares of convertible preferred stock with a par value of $.001.  The significant terms of the convertible preferred stock were as follows:

(a)
All or a portion of the convertible preferred stock, was to be convertible at the option of the Company, into shares of ioWorldMedia’s common stock at an effective conversion rate of $0.0606 per share (the “Conversion Rate”).

(b)
The holders of the convertible preferred stock had the right to initiate a conversion thereof at any time at the Conversion Rate; provided, however, that no such conversion was allowed if such conversion would cause the number of shares of ioWorldMedia’s common stock issued and outstanding to exceed the figure that was 50,000,000 less than the authorized number of shares of common stock.

(c)
To the extent any shares of convertible preferred stock remained issued and outstanding on the one-year anniversary of the letter agreement signed by a convertible preferred stock holder, the preferred stock held by such holder was to begin accruing interest at the rate of five percent, per annum, which was to be treated as a dividend to the preferred stockholders.

Immediately prior to the effectiveness of the Merger of ioWorldMedia with and into Radioio on December 11, 2013, there were 3,000,000 shares of convertible preferred stock issued and outstanding.  Upon the effectiveness of the Merger, the Company issued 1,485,150 shares of its common stock to the holders of the 3,000,000 issued and outstanding shares preferred stock in conversion thereof, and the shares of preferred stock were retired.

10.        Income Taxes

The difference between the statutory federal income tax rate on the Company’s pre-tax loss and the Company’s effective income tax rate is summarized as follows:

	Years Ended December 31,
	2013		2012
	Amount	Percent	Amount	Percent
Income tax provision at federal statutory rate	$(1,118,733)	34.0%	$(253,850)	34.0%
Effect of state taxes, net of federal benefit	(180,972)	5.5	(41,064)	5.5
Goodwill	443,480	(13.5)	(31,706)	4.2
Change in valuation allowance	856,225	(26.0)	326,620	(43.7)
	$--	--%	$--	--%

Significant components of the Company’s deferred tax assets as of December 31, 2013 and 2012 are shown below.  In determining whether the deferred tax assets will be realized, the Company considered numerous factors, including historical profitability, estimated future taxable income and the industry in which it operates.  As of December 31, 2013 and 2012, a valuation allowance was recorded to fully offset the net deferred tax assets, as it was determined by management that the realization of the net deferred tax assets were not likely to occur in the foreseeable future.  The valuation allowance increased $856,225 during the fiscal year ended December 31, 2013 and $326,620 during the fiscal year ended December 31, 2012, attributable primarily to the Company’s continuing operating losses for the fiscal year ended December 31, 2013 and the Company’s belief that its remaining net operating losses would not be realized.

The tax effects of temporary differences and net operating loss carryforwards that give rise to deferred taxes consist of the following:

	Years Ended December 31,
	2013	2012
Net operating loss	$12,534,572	11,678,347
Valuation allowance	(12,534,572)	(11,678,347)
Net deferred tax assets	$--	$--

As of December 31, 2013, the Company has federal and state operating losses of approximately $31,733,000.  The federal and state operating losses begin to expire in 2015.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and similar state provisions.  The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code has occurred.  The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change.

The Company is delinquent in its federal and state income tax filings beginning with the 2004 tax year.  The Company has not received any notices for any payments resulting from this matter.

11.           Stockholders’ Equity

In July 2012, the Company issued 76,142 shares of common stock to Zanett Opportunity Fund. Ltd. (“Zanett”) for an aggregate purchase price of $150,000.

On April 18, 2013, the Company issued 60,000 shares of its common stock to Zanett for an aggregate purchase price of $60,000.  McAdoo Capital, Inc. is the investment manager of Zanett.  Zachary McAdoo, the Chairman, President, Chief Executive Officer and Chief Financial Officer of the Company, is the President of McAdoo Capital, Inc.

On June 20, 2013, the Company issued 51,724 shares of common stock to Zanett for an aggregate purchase price of $30,000.

In December 2013, the Company issued 4,032 shares of common stock, at a per share price of $0.62, to a service provider as full payment of the $2,500 accrued obligation to such service provider.  The quoted market price of the Company’s common stock on the date the issuance was approved by the Company’s board of directors was less than $0.62 per share.

On December 31, 2013, Radioio sold an aggregate of 115,385 shares of its common stock to an individual investor for an aggregate purchase price of $75,000, or $0.65 per share.

12.     Merger

On October 29, 2013, ioWorldMedia entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Radioio providing for the Merger of ioWorldMedia with and into Radioio, with Radioio continuing as the surviving corporation. The Merger became effective on December 11, 2013, at which time each holder of ioWorldMedia common stock received one share of Radioio common stock for every 100 shares of ioWorldMedia common stock held and each holder of ioWorldMedia preferred stock received .4950495 of one share of Radioio common stock for each share of ioWorldMedia preferred stock held.  ioWorldMedia shareholders received one whole share of Radioio common stock in lieu of a fractional share.

13.           Commitments and Contingencies

 Litigation

From time to time, the Company may be involved as a defendant in legal actions that arise in the normal course of business.  In the opinion of management, the Company has adequate legal defense on all legal actions, and the results of any such proceedings would not materially impact the consolidated financial statements of the Company.

Employment Agreements

On August 28, 2013, the Company executed an employment agreement with its Chief Operating Officer.  The agreement contains non-compete clause and other terms and conditions and benefits.  The agreement has an initial term of one year and will automatically renew on the anniversary date unless written notice of non-renewal is given by either party.  The Company became immediately obligated to issue 300,000 shares of its common stock to this executive upon the effectiveness of an amendment to the Company’s articles of incorporation that increased the authorized shares of the common stock to a level sufficient to allow for such issuance.

Upon the effectiveness of the Merger on December 11, 2013, the Company issued 300,000 shares of its common stock to the executive pursuant to this requirement.  The Company recorded an expense of $480,000 in connection with this transaction during the quarter ended September 30, 2013.  The Company assumed the employment agreement with the Chief Operating Officer by operation of the Merger, and remains bound by the remaining terms thereof.

On August 28, 2013, the Company also entered into an employment agreement with its Chairman, President, Chief Executive Officer and Chief Financial Officer.  The agreement initially will not pay this executive any base salary, and provides that the board of directors may award bonus compensation to the executive which is based on certain performance criteria.  The agreement is also subject to a non-compete clause and other terms, conditions and benefits.  No bonus compensation was paid to this executive during the year ended December 31, 2013.  The Company assumed the employment agreement with the Chairman, President, Chief Executive Officer and Chief Financial Officer by operation of the Merger, and remains bound by the terms thereof.

Consulting Agreements - 2013

In April 2013, the Company entered into an agreement with Digipowers, an entity controlled by the Company’s Chief Operating Officer.  Under the terms of this agreement, the Company is obligated to issue shares of common stock based on a prescribed number of new subscribers.  During the year ended December 31, 2013, the Company was obligated to issue shares of common stock with a value of $18,645 under this agreement.

On August 28, 2013, the Company entered into a consulting agreement with a third party for consulting services related to advertising operations, technology, finance, strategy and content development.  The agreement has a term of three years commencing on September 16, 2013, and can be renewed by the written consent of both parties, or terminated at any time by the consent of both parties.  The Company will pay an annual fee of $114,000 payable semi-monthly ($4,750 per payment). As additional consideration, the agreement provided that the Company would issue up to 50,000 shares of its common stock to the consultant upon the effectiveness of an amendment to the Company’s articles of incorporation that increased the authorized shares of common stock to a level sufficient to allow for such issuance.  Upon the effectiveness of the Merger, the Company issued 50,000 shares of its common stock valued at $37,482 at the date of issuance to the consultant pursuant to this provision of the agreement.  The Company recognized the value of the vested portion of the issuance at its then-current fair value at each reporting date.  These shares shall vest as follows: one-third of the shares vests on September 16, 2014; one-third of the shares vests on September 16, 2015; and one-third of the shares vests on September 16, 2016.

On August 31, 2013, the Company entered into a consulting agreement with a third party for consulting services related to advertising operations, technology, finance, strategy and content development.  The agreement has a term of three years commencing on August 31, 2013.  This agreement can be renewed by the written consent of both parties, or terminated at any time by the consent of both parties.  The Company will pay an annual fee of $96,000 payable semi-monthly ($4,000 per payment).  As additional consideration, the agreement provided that the Company would issue 100,000 shares of its common stock to the consultant upon the effectiveness of an amendment to the Company’s articles of incorporation that increased the authorized shares of common stock to a level sufficient to allow for such issuance.  Upon the effectiveness of the Merger, the Company issued 100,000 shares of its common stock valued at $75,329 at the date of issuance to the consultant pursuant to this provision of the agreement.  The Company recognized the value of the vested portion of the issuance at its then-current fair value at each reporting date.  These shares shall vest as follows: one-third of the shares vests on August 31, 2014; one-third of the shares vests on August 31, 2015; and one-third of the shares vests on August 31, 2016.

Consulting Agreements - 2012

On July 23, 2012, the Company entered into a consulting agreement with a third party for consulting services related to advertising, operations, technology, finance, strategy and content development.  The agreement has a term of twenty-four months unless otherwise agreed upon in writing by both parties.  As consideration for these services, the Company issued 210,000 shares of its common stock valued at $315,000 at the date of issuance.  Upon the effectiveness of the Merger the Company issued 210,000 shares of common stock to the consultant.  The Company recognized the value of the vested portion of the issuance at its then-current fair value at each reporting date.  At December 31, 2013 and 2012, prepaid consulting services relating to this agreement amounted to $78,750 and $236,250, respectively.

On July 31, 2012, the Company entered into a consulting agreement with McAdoo Capital, Inc., an entity controlled by the Company’s Chairman, President, Chief Executive Officer and Chief Financial Officer, for consulting services related to advertising, operations, technology, finance, strategy and content development.  The agreement has a term of twenty-four months unless otherwise agreed upon in writing by both parties.  As consideration for these services, the consulting agreement provided for the issuance by the Company of 105,000 shares of common stock valued at $157,500 at the date of issuance to McAdoo Capital, Inc.  The Company recognized the value of the vested portion of the issuance at its then-current fair value at each reporting date.  McAdoo Capital, Inc. assigned its right to receive these shares to Zachary McAdoo, and accordingly, the Company issued 105,000 shares of its common stock to Mr. McAdoo upon the effectiveness of the Merger.  During the year ended December 31, 2013, all of the unvested shares vested upon the Company hiring the executive.  At both December 31, 2013 and 2012, prepaid consulting services relating to this agreement amounted to $0 and $118,125, respectively.

The Company recorded expenses in the amount of $275,625 during the year ended December 31, 2013 and $118,125 during the year ended December 31, 2012 relating to the 2012 consulting agreements.

The Company engaged Digipowers, an entity controlled by the Company’s Chief Operating Officer, for consulting services related to technology and marketing on a monthly basis.  For the year ended December 31, 2013, the Company recorded expenses in the amount of approximately $237,000.  As of December 31, 2013, the Company owed this vendor approximately $16,000, which is included as a component of accounts payable and accrued expenses in the consolidated balance sheets.

Leases

The Company’s principal office is located at 475 Park Avenue South, 4th Floor, New York, New York, which it subleases pursuant to a letter agreement dated August 27, 2013.  The letter agreement provides that the term of the sublease is on a month-to-month basis until the earlier of the termination of the sublessor’s master lease or the termination of the letter agreement by either party upon thirty (30) days notice.  The letter agreement provides for monthly rent payments of $500.

Radioio also leases office space and a recording studio in Tampa, Florida from Bubba Radio Network, Inc. on a month-to-month basis.  This verbal lease provides for a $2,000 monthly payment.

Rent expense under the leases approximated $53,000 and $73,000 for the years ended December 31, 2013 and 2012, respectively.

14.           Subsequent Events

Issuances of Common Stock

On March 11, 2014, Zanett Opportunity Fund, Ltd. purchased 384,615 shares of Radioio common stock for an aggregate purchase price of $250,000, or $.65 per share.  Radioio will use the proceeds from this sale of common stock for working capital purposes.

Also on March 11, 2014, Radioio issued and aggregate of 20,161 shares of common stock to five service providers as consideration for services rendered.

On April 16, 2014, Radioio sold an aggregate of 80,000 shares of its common stock to an individual investor for an aggregate purchase price of $52,000, or $0.65 per share.  Radioio will use the proceeds from this sale of common stock for working capital purposes.

On April 17, 2014, Radioio sold an aggregate of 153,846 shares of its common stock to Zanett Opportunity Fund, Ltd. for an aggregate purchase price of $100,000, or $.65 per share.  Radioio will use the proceeds from this sale of common stock for working capital purposes.

On April 22, 2014, Radioio issued an aggregate of 50,315 shares of Radioio common stock to three service providers as payment in full for certain services rendered by the service providers to Radioio during 2014.  The aggregate dollar amount owed by Radioio to these service providers was $38,965.  This amount included $21,840 owed to Digipowers, Inc., an entity affiliated with Julia Miller, the Chief Operating Officer, Secretary and a director of Radioio.  Radioio issued 29,120 shares of its common stock to Real eMarketing, Inc., an entity affiliated with Digipowers, Inc., in full satisfaction of its obligation to Digipowers, Inc., which are included in the aggregate total of 50,315 shares issued to all three service providers referenced above.    Radioio used a price per share of $.69 to determine the per share price for the shares issued to the service providers, which was the closing price of its common stock on April 21, 2014.

Asset Acquisition

On April 29, 2014, Radioio entered into an Asset Purchase Agreement with Crowdstream, Inc. (“Crowdstream”) pursuant to which Radioio acquired certain assets used in CrowdStream’s mobile application business in exchange for aggregate cash payments of $50,000 and 86,456 shares of Radioio’s common stock, which have a market value of $60,000 based on the average closing price of Radioio’s common stock on the OTC Bulletin Board on the five trading days preceding the date of the agreement.  The assets acquired by Radioio include CrowdStream’s mobile applications that allow attendees at live music and other entertainment events to interact with other attendees and with performers, as well as the rights to the name “CrowdStream” and other social media assets.

In connection with this transaction, Radioio entered into a consulting agreement with Brian Bason, a principal of Crowdstream, pursuant to which Mr. Bason will provide business development and software development services to Radioio related to the CrowdStream application.  The consulting agreement provides that Radioio will pay Mr. Bason $5,000 per month for such services.  The consulting agreement has an initial term of 12 months, which may be renewed upon the written agreement of the parties.

Programming Agreement with The Bubba Radio Network, Inc.

On May 1, 2014, Radioio Live, LLC, a wholly-owned subsidiary of Radioio, entered into a new programming agreement with The Bubba Radio Network, Inc., the operating company of Bubba the Love Sponge Clem, who hosts the syndicated radio talk show, “The Bubba the Love Sponge Show.”  During the term of the agreement, Radioio Live, LLC has the exclusive right to distribute archived and newly produced Internet-only content of the Bubba Radio Network over the Internet and the non-exclusive right to broadcast live The Bubba the Love Sponge Show, which is syndicated on terrestrial radio (collectively, the “Programming”).  Subject to certain parameters set forth in the agreement, the Bubba Radio Network has the sole right to control and determine the content of the Programming, and will provide all personnel, facilities, equipment, tools and supplies necessary to produce the Programming.  In addition, Radioio Live, LLC has the worldwide, royalty-free right to transmit the Programming on a live or delayed basis or though on-demand or download services, on an unlimited basis.  Radioio Live, LLC also has the right to edit, create and broadcast derivative works of the Programming, such as “best of” shows.  Radioio Live, LLC shall pay periodic fees based on subscription and advertising revenue received by it related to the Programming, subject to an annual minimum.  The term of the agreement will terminate on December 31, 2016.  The agreement provides that the Bubba Radio Network will negotiate exclusively and in good faith with Radioio Live, LLC regarding the renewal of the agreement for a sixty (60) day period beginning on the date that is two hundred ten (210) days prior to the last day of the term.

EXHIBIT INDEX

Exhibit No.
2.1
Agreement and Plan of Merger by and between ioWorldMedia, Incorporated and Radioio, Inc. (the “Company”) dated as of October 28, 2013. (Incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on October 29, 2013.)

2.2
Asset Purchase Agreement by and between the Company and Crowdstream, Inc. dated April 29, 2014. (Incorporated by reference to Exhibit 2.1 to the Company’s current Form 8-K filed with the SEC on May 5, 2014.)

3.1	Articles of Incorporation of the Company.

3.2	Bylaws of the Company.

10.1*
Employment Agreement between the Company and Zachary McAdoo, dated August 28, 2013. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on September 3, 2013.)

10.2*
Employment Agreement between the Company and Julia Miller, dated August 28, 2013. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on September 3, 2013.)

10.3
Programming Agreement between Radioio Live, LLC and The Bubba Radio Network, Inc. dated October 15, 2013. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on May 5, 2014.)

10.4	Sublease Letter Agreement between the Company and Mediabistro Inc. dated August 27, 2013.

21.1	List of Subsidiaries

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s annual report on Form 10-K for the year ended December 31, 2013, formatter in Extensible Business Reporting Language (XBRL): (i) balance sheets; (ii) statements of operations; (iii) statements of stockholders/ deficiency; (iv) statements of cash flows; and (v) notes to the consolidated financial statements.

*   Management agreement

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