Form 10-Q
period 2014-03-31
Radioio, Inc.
filed 2014-07-01
CIK 1005758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number:  000-27574

RADIOIO, INC.
(Exact name of registrant as specified in its charter)

Nevada	59-3350778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

475 Park Avenue South, 4th Floor New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

As of June 30, 2014, there were outstanding 6,568,666 shares of the registrant’s common stock, par value $.001 per share.

RADIOIO, INC.

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

The accompanying unaudited consolidated financial statements of Radioio, Inc. (“Radioio”) and its wholly-owned subsidiaries Radioio.com, LLC, SearchPlay LLC, io4business, LLC, and Radioio Live, LLC (collectively referred to as the “Company”), as of and for the three months ended March 31, 2014 and 2013, have been prepared, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  As permitted by such rules and regulations, we have condensed or omitted certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The unaudited consolidated financial statements reflect all adjustments, which consist of normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of March 31, 2014, and includes results of operations and cash flows for the interim periods presented.  We derived the consolidated balance sheet at December 31, 2013 from the Company’s audited consolidated financial statements as of that date.  These consolidated financial statements and the related notes should be read in conjunction with our consolidated financial statements and notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2013 filed with the SEC.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for any future periods for the year ending December 31, 2014 or subsequent years.

Radioio, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets
Cash	$58,792	$148,536
Accounts receivable	105,723	106,124
Unbilled receivables	13,523	5,675
Inventory	30,763	14,911
Prepaid consulting	84,325	76,872
Prepaid expenses	46,185	37,539
Total current assets	339,311	389,657

Property and equipment, net of accumulated depreciation	56,102	62,125

Other assets
Prepaid consulting	-	63,017

Total assets	$395,413	$514,799

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Accounts payable and accrued expenses (includes related parties of $309,072 as of March 31, 2014 and $235,818 as of December 31, 2013)	$1,028,984	$933,896
Deferred revenue	208,699	288,281
Other liability	400,000	400,000
Share liability	21,830	18,645

Total current liabilities	1,659,513	1,640,822

Deferred revenue, non-current	8,190	5,895

Total liabilities	1,667,703	1,646,717
Stockholders' deficiency
Common stock, $.001 par value; 100,000,000 authorized, 5,928,818 shares issued and outstanding at March 31, 2014 and 5,524,042 issued and outstanding at December 31, 2013	5,929	5,524
Additional paid-in capital	67,840,601	67,578,506
Accumulated deficit	(69,118,820)	(68,715,948))

Total stockholders' deficiency	(1,272,290)	(1,131,918))

Total liabilities and stockholders' deficiency	$395,413	$514,799

See notes to consolidated financial statements.

Radioio, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Sales	$253,704	$389,326

Cost of sales	125,312	232,189

Gross profit	128,392	157,137

Operating expenses:

Selling, general and administrative	525,241	383,165
Depreciation	6,023	6,126

Total expenses	531,264	389,291

Net loss	$(402,872)	$(232,154)

Net loss per weighted share, basic and diluted	$(0.07)	$(0.10)

Weighted average number of common shares outstanding, basic and diluted	5,618,490	2,268,782

See notes to consolidated financial statements.

Radioio, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(402,872)	$(232,154)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	6,023	6,126
Equity-based consulting expense	15,685	-
Changes in operating assets and liabilities:
Accounts receivable	401	(2,587)
Unbilled receivables	(7,848)	16,687
Inventory	(15,852)	(12,240)
Accounts payable and accrued expenses	95,088	105,321
Prepaid expenses	(8,646)	2,049
Prepaid consulting	55,564	79,314
Deferred revenue	(77,287)	(69,706)
Net cash used in operating activities	(339,744)	(107,190)

Cash flows from financing activities
Proceeds from issuance of common stock	250,000	-
Advances from related party stockholders	-	94,101
Net cash provided by financing activities	250,000	94,101

Net decrease in cash	(89,744)	(13,089)
Cash, beginning of period	148,536	17,865
Cash, end of period	$58,792	$4,776

See notes to consolidated financial statements

Radioio, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements

1.           Nature of Operations

Radioio previously filed reports with the SEC under the name ioWorldMedia, Incorporated (“ioWorldMedia”).  ioWorldMedia was incorporated as a Florida corporation in January 1995 under the name “PowerCerv Corporation” (“PowerCerv”).  In January 2006, PowerCerv changed its corporate name to ioWorldMedia.  On October 29, 2013, ioWorldMedia entered into an Agreement and Plan of Merger with Radioio, a Nevada corporation and wholly-owned subsidiary of ioWorldMedia, which provided for the merger of ioWorldMedia with and into Radioio, with Radioio continuing as the surviving corporation (the “Merger”).  The transaction constituted an exchange of shares necessary for legal purposes; however, the transaction lacks substance for accounting purposes since ownership interests did not change.  Accordingly, the transaction has been accounted for based on existing carrying amounts.  All share and per share amounts have been restated to retroactively reflect this transaction.  The Merger became effective on December 11, 2013.  The Merger was effectively a change in the corporation’s domicile state and the existing common stockholders of ioWorldMedia received 1 share of Radioio common stock for every 100 shares of ioWorldMedia common stock held and the existing preferred stockholders received .4950495 of a share of Radioio common stock for each share of ioWorldMedia preferred stock held.  Radioio accounted for this transaction as an increase to additional paid-in capital and common stock and a reduction of convertible preferred stock in the amount of $5,772,304.

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

2.           Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern.  However, the Company has incurred significant recurring operating losses, negative cash flows from operations, has a working capital deficiency of approximately $1,320,000, and an accumulated deficit of approximately $69,119,000 as of March 31, 2014.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon management’s ability to generate profitable operations in the future and obtain the necessary financing to meet obligations and pay liabilities arising from business operations when they come due.  If the Company does not generate profitable operations or obtain the necessary financing, the Company may not have enough operating funds to continue to operate as a going concern.  Securing additional sources of financing to enable the Company to continue the development and commercialization of proprietary technologies will be difficult and there is no assurance of the Company’s ability to secure such financing.  A failure to generate profitable operations or obtain additional financing could prevent the Company from making expenditures that are needed to pay current obligations, allow the hiring of additional personnel and continue development of its products, services and technologies.  The Company continues to actively seek additional capital through private placements of equity and debt.

Management believes it has access to sufficient funds to continue current operations through September 30, 2014. If additional financing is not obtained, the Company will not be able to execute its business plan and will need to curtail certain of its operations.  The Company may be able to mitigate these factors through the generation of revenue from increased sales and slowing its payments to vendors.

3.           Summary of Significant Accounting Policies

The unaudited consolidated financial statements include the accounts of Radioio and its wholly-owned subsidiaries, Radioio.com, LLC, Search Play, LLC, io4business, LLC, and Radioio Live, LLC.  All significant intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities at the date of the unaudited consolidated financial statements, as well as their related disclosures.  Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable consists of trade receivables recorded at the original invoice amount, less an estimated allowance for uncollectible accounts and discounts.  Trade credit is generally extended on a short-term basis; thus, trade receivables do not bear interest.  Trade receivables are periodically evaluated for collectability based on past credit history with customers and their current financial condition.  Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised.  Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts.  The Company generally does not require collateral for trade receivables.  No allowance for doubtful accounts was recorded as of March 31, 2014 and December 31, 2013.

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

Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the respective carrying amounts.  There were no impairment charges recorded for the three months ended March 31, 2014 and 2013.

Prepaid Consulting

The Company recognizes contracts paid in advance of the service period as prepaid consulting.  The Company amortizes the prepaid contracts as service is provided by the consultants.

Revenue Recognition

The Company’s revenue is principally derived from subscription fees, advertising services, and radio player equipment sales.

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

Radio Player Revenue.  Revenue from radio player sales is recognized when title and risk of loss have transferred to the customer.  Title transfers upon shipment of product.

Deferred Revenue.  Deferred revenue consists of amounts billed or cash received from customers in advance of the delivery or completion of the services or in instances when revenue recognition criteria have not been met.

Revenue recognized from customers associated with the Subway franchise approximated 38% and 46% of revenues for the three months ended March 31, 2014 and 2013, respectively.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising costs approximated $21,500 for the three months ended March 31, 2014, as compared to approximately $2,100 for the three months ended March 31, 2013.

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

Loss Per Common Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period.  As of both March 31, 2014 and 2013, the Company had no potentially dilutive instruments outstanding.

Equity-Based Compensation

The Company accounts for equity-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”).  All equity-based payments to employees are issuances of stock that are recognized in the statement of operations based on their fair values at the date of issuance.  That cost will be recognized over the period during which an employee is required to provide services in exchange for the award (performance period).  There was no equity-based compensation for employees recorded during the three months ended March 31, 2014 and 2013.

The Company accounts for equity-based payments to non-employees in accordance with ASC 718 and Topic 505-50, “Equity-Based Payments to Non-Employees.”  All equity-based payments to non-employees are issuances of common stock that are recognized in the statements of operations over the performance period at its then-current fair value as of each financial reporting date.  Equity-based consulting relating to the common stock issued to non-employees during the three months ended March 31, 2014 totaled $15,685.  There was no equity-based compensation for non-employees during the three months ended March 31, 2013.

Recently Issued Accounting Standards

In May 2014, the FASB issued an update to ASC 606, “Revenue from Contracts with Customers,” that will supersede virtually all existing revenue guidance.  Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expedited consideration received in exchange for those goods or services.  The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early application is not permitted.  The Company has not determined the potential effects on the consolidated financial statements.

4.           Property and Equipment

Property and equipment consisted of the following at:

	March 31, 2014	December 31, 2013

Computer equipment	$479,973	$481,150
Office equipment	1,137	1,137
	481,110	482,287
Less: accumulated depreciation	(425,008)	(420,162)
	$56,102	$62,125

For the three months ended March 31, 2014 and 2013, depreciation expense approximated $6,000 and $6,100, respectively.

5.           Deferred Revenue

Deferred revenue is comprised of amounts invoiced or cash received in advance of delivery of services. Subscriptions are recognized as pro-rata over the subscription period, which is generally twelve months.

Deferred revenue consisted of the following for the:

	Three Months Ended March 31, 2014 (Unaudited)		Three Months Ended March 31, 2013 (Unaudited)
Beginning balance		$294,176		$386,374
Invoiced during the period		174,156		277,903
Deferred revenue recognized from prior period	$(180,239)		$(90,220)
Deferred revenue recognized from current period	(71,204)		(257,389)
Total revenue recognized current period		(251,443)		(347,609)
Ending balance		$216,889		$316,668

6.           Other Liability

At various dates during the years ended December 31, 2010 and 2009, the Company received advances aggregating $400,000 from an outside entity.  During the year ended December 31, 2011, the Company and the entity agreed to settle this liability through the issuance of 60,000 shares of the Company’s common stock, which would have required the Company to value the liability at the fair value of the common stock with any gains or losses recorded in the statements of operations.  These shares have not yet been issued.  The Company has elected to record the liability at the greater of the fair value of the common stock or $400,000.  At both March 31, 2014 and December 31, 2013, the Company has recorded a liability in the amount of $400,000.

7.           Income Taxes

At March 31, 2014 and December 31, 2013, the Company had federal and state net operating losses of approximately $32,100,000 and $31,700,000, respectively.  The federal and state operating losses begin to expire in 2015.

Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and similar state provisions.  The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code has occurred.  The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carry-forwards attributable to the periods before the change.

The Company is delinquent in filing its federal and state income tax returns beginning with the 2004 taxable year.  The Company has not received any notices for any payments resulting from this matter.

8.           Stockholders’ Equity

On March 11, 2014, Zanett Opportunity Fund, Ltd. (“Zanett”) purchased 384,615 shares of Radioio common stock for an aggregate purchase price of $250,000, or $.65 per share.  Radioio will use the proceeds from this sale of common stock for working capital and other operational purposes.  McAdoo Capital, Inc. is the investment manager of Zanett.  Zachary McAdoo, the Chairman, President, Chief Executive Officer and Chief Financial Officer of the Company, is the President of McAdoo Capital, Inc.

On March 11, 2014, Radioio issued an aggregate of 20,161 shares of common stock to five service providers as consideration for services rendered, which totaled $12,500 and is recorded as a component of equity-based consulting expense (See Note 3).

9.           Commitments and Contingencies

Litigation

From time to time, the Company may be involved as a defendant in legal actions that arise in the normal course of business.  In the opinion of management, the Company has adequate legal defense on all legal actions, and the results of any such proceedings would not materially impact the consolidated financial statements of the Company.

On May 20, 2014, MSBI, Inc., d/b/a Turnkey Media (“Turnkey”), filed a complaint in the United States District Court for the Middle District of Florida against io4business, a wholly-owned subsidiary of Radioio, and other defendants.  The complaint alleges unfair competition under the trademark and false advertising provisions of the Lanham Act, conspiracy to violate the Lanham Act, defamation, dissemination of false and misleading advertising to the general public, intentional interference with business relationships, misappropriation of confidential information and breach of contract.  Turnkey’s allegations relate to io4business’ relationship with Independent Purchasing Cooperative, Inc., a cooperative comprised of Subway restaurant franchisees.  Turnkey seeks a preliminary and permanent injunction, money damages and attorneys’ fees.  Radioio does not believe there is any merit to Turnkey’s allegations and will vigorously defend this action.

Consulting Agreements - 2013

In April 2013, the Company entered into an agreement with Digipowers, an entity controlled by the Company’s Chief Operating Officer.  Under the terms of this agreement, the Company is obligated to issue shares of common stock based on a prescribed number of new subscribers.  At March 31, 2014 and December 31, 2013, the Company was obligated to issue shares of common stock with a value of $21,830 and $18,645, respectively, under this agreement.

On August 28, 2013, the Company entered into a consulting agreement with a third party for consulting services related to advertising operations, technology, finance, strategy and content development.  The agreement has a term of three years commencing on September 16, 2013, and can be renewed by the written consent of both parties, or terminated at any time by the consent of both parties.  The Company will pay an annual fee of $114,000 payable semi-monthly ($4,750 per payment). As additional consideration, the agreement provided that the Company would issue up to 50,000 shares of its common stock to the consultant upon the effectiveness of an amendment to the Company’s articles of incorporation that increased the authorized shares of common stock to a level sufficient to allow for such issuance.  Upon the effectiveness of the Merger, the Company issued 50,000 shares of its common stock valued at $37,482 at the date of issuance to the consultant pursuant to this provision of the agreement.  The Company recognized the value of the vested portion of the issuance at its then-current fair value at each reporting date.  These shares shall vest as follows: one-third of the shares vests on September 16, 2014; one-third of the shares vests on September 16, 2015; and one-third of the shares vests on September 16, 2016.  On May 1, 2014, the consultant became an employee of the Company and, as a result, all of the shares became fully vested at that time.  The Company recorded an expense of approximately $23,400 during the period ending June 30, 2014.

On August 31, 2013, the Company entered into a consulting agreement with a third party for consulting services related to advertising operations, technology, finance, strategy and content development.  The agreement has a term of three years commencing on August 31, 2013.  This agreement can be renewed by the written consent of both parties, or terminated at any time by the consent of both parties.  The Company will pay an annual fee of $96,000 payable semi-monthly ($4,000 per payment).  As additional consideration, the agreement provided that the Company would issue 100,000 shares of its common stock to the consultant upon the effectiveness of an amendment to the Company’s articles of incorporation that increased the authorized shares of common stock to a level sufficient to allow for such issuance.  Upon the effectiveness of the Merger, the Company issued 100,000 shares of its common stock valued at $75,329 at the date of issuance to the consultant pursuant to this provision of the agreement.  The Company recognized the value of the vested portion of the issuance at its then-current fair value at each reporting date.  These shares shall vest as follows: one-third of the shares vests on August 31, 2014; one-third of the shares vests on August 31, 2015; and one-third of the shares vests on August 31, 2016.  On May 1, 2014, the consultant became an employee of the Company and, as a result, all of the shares became fully vested at that time, and the Company recorded an expense of approximately $46,000 during the period ending June 30, 2014.

In connection with the 2013 consulting agreements, the Company recorded expenses that approximated $31,200 during the three months ended March 31, 2014.  There was no such expense recorded during the three months ended March 31, 2013 relating to the 2013 consulting agreements.

Consulting Agreements - 2012

On July 23, 2012, the Company entered into a consulting agreement with a third party for consulting services related to advertising, operations, technology, finance, strategy and content development.  The agreement has a term of twenty-four months unless otherwise agreed upon in writing by both parties.  As consideration for these services, the Company issued 210,000 shares of its common stock valued at $315,000 at the date of issuance.  Upon the effectiveness of the Merger, the Company issued 210,000 shares of common stock to the consultant.  The Company recognized the value of the vested portion of the issuance at its then-current fair value at each reporting date.  At March 31, 2014 and December 31, 2013, prepaid consulting services relating to this agreement amounted to $14,963 and $78,750, respectively.

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

In connection with the 2012 consulting agreements, the Company recorded expenses that approximated $24,400 during the three months ended March 31, 2014 and approximately $59,100 during the three months ended March 31, 2013.

During the year ended December 31, 2013, the Company engaged Digipowers, an entity controlled by the Company’s Chief Operating Officer, for consulting services related to technology and marketing on a monthly basis.  For the three months ended March 31, 2014, the Company recorded expenses in the amount of approximately $45,000.  There were no such expenses recorded during the three months ended March 31, 2013.  As of March 31, 2014 and December 31, 2013, the Company owed this vendor approximately $72,600 and $16,000, respectively, which amounts are included as a component of accounts payable and accrued expenses in the unaudited consolidated balance sheets.

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

Commencing January 1, 2014, Radioio also leases office space and a recording studio in Tampa, Florida from Bubba Radio Network, Inc. on a month-to-month basis, an affiliate of a former director of the Company.  This verbal lease provides for a $2,000 monthly payment.  During the year ended December 31, 2013, Radioio leased office space in Tampa, Florida from Renegade Strategies, Inc., an affiliate of Thomas Bean, a director and former officer of the Company.  This verbal lease provided for a $5,000 monthly payment from January 1, 2013 to June 30, 2013, which was reduced to $2,500 per month from July 1, 2013 until the termination of the lease on December 31, 2013.

Rent expense under the leases for the three months ended March 31, 2014 and 2013, approximated $7,500 and $15,000, respectively.

10.           Subsequent Events

Issuances of Common Stock

On April 16, 2014, Radioio issued an aggregate of 80,000 shares of its common stock to an individual investor for an aggregate purchase price of $52,000, or $0.65 per share.  Radioio will use the proceeds from this sale of common stock for working capital and other operational purposes.

On April 17, 2014, Radioio issued an aggregate of 153,846 shares of its common stock to Zanett for an aggregate purchase price of $100,000, or $.65 per share.  Radioio will use the proceeds from this sale of common stock for working capital and other operational purposes.

On April 22, 2014, Radioio issued an aggregate of 50,315 shares of Radioio common stock to three service providers as payment in full for certain services rendered by the service providers to Radioio during 2013 and 2014.  The aggregate dollar amount owed by Radioio to these service providers was $38,965.  This amount included $21,840 owed to Digipowers, Inc., an entity affiliated with Julia Miller, the Chief Operating Officer, Secretary and a director of Radioio.  Of the $21,840 owed to Digipowers, Inc., $18,645 related to services performed during the year ended December 31, 2013, and $3,195 related to services perfomed during the three months ended March 31, 2014.  Radioio issued 29,120 shares of its common stock to Real eMarketing, Inc., an entity affiliated with Digipowers, Inc., in full satisfaction of its obligation to Digipowers, Inc., which are included in the aggregate total of 50,315 shares issued to all three service providers referenced above.  Radioio used the fair value of $.69 to determine the per share price for the shares issued to the two unaffiliated service providers, which was the closing price of its common stock on April 21, 2014, and a price per share of $.75 to determine the per share price for the shares issued to Real eMarketing, Inc., which was the closing price of the common stock on December 31, 2013.

Between May 1, 2014 and June 30, 2014, Radioio issued 269,231 shares of its common stock to Zanett for an aggregate purchase price of $175,000.  Radioio will use the proceeds from this sale of common stock for working capital and other operational purposes.

Asset Acquisition

On April 29, 2014, Radioio entered into an asset purchase agreement with Crowdstream, Inc. (“Crowdstream”) pursuant to which Radioio acquired certain assets used in CrowdStream’s mobile application business in exchange for aggregate cash payments of $50,000 and 86,456 shares of Radioio’s common stock, which have a market value of $60,000 based on the average closing price of Radioio’s common stock on the OTC Bulletin Board on the five trading days preceding the date of the agreement.  The assets acquired by Radioio include CrowdStream’s mobile applications that allow attendees at live music and other entertainment events to interact with other attendees and with performers, as well as the rights to the name “CrowdStream” and other social media assets.  The asset purchase agreement was subsequently amended on June 11, 2014 to reduce the amount of the aggregate cash payments to $42,500.

In connection with this transaction, Radioio entered into a consulting agreement with Brian Bason, a principal of Crowdstream, pursuant to which Mr. Bason will provide business development and software development services to Radioio related to the CrowdStream application.  The consulting agreement provides that Radioio will pay Mr. Bason $5,000 per month for such services.  The consulting agreement has an initial term of 12 months, which may be renewed upon the written agreement of the parties.  The consulting agreement was subsequently amended on June 11, 2014 to provide for the payment of an engagement fee to Mr. Bason in the amount of $7,500, which is payable not later than 180 days after the date of the agreement.

Programming Agreement with The Bubba Radio Network, Inc.

On May 1, 2014, Radioio Live, LLC (“Radioio Live”), a wholly-owned subsidiary of Radioio, entered into a new programming agreement with The Bubba Radio Network, Inc., the operating company of Bubba the Love Sponge Clem, who hosts the syndicated radio talk show, “The Bubba the Love Sponge Show.”  During the term of the agreement, Radioio Live has the exclusive right to distribute archived and newly produced Internet-only content of the Bubba Radio Network over the Internet and the non-exclusive right to broadcast live The Bubba the Love Sponge Show, which is syndicated on terrestrial radio (collectively, the “Programming”).  Subject to certain parameters set forth in the agreement, the Bubba Radio Network has the sole right to control and determine the content of the Programming, and will provide all personnel, facilities, equipment, tools and supplies necessary to produce the Programming.  In addition, Radioio Live has the worldwide, royalty-free right to transmit the Programming on a live or delayed basis or though on-demand or download services, on an unlimited basis.  Radioio Live also has the right to edit, create and broadcast derivative works of the Programming, such as “best of” shows.  Radioio Live shall pay periodic fees based on subscription and advertising revenue received by it related to the Programming, subject to an annual minimum.  The term of the agreement will terminate on December 31, 2016.  The agreement provides that the Bubba Radio Network will negotiate exclusively and in good faith with Radioio Live regarding the renewal of the agreement for a 60 day period beginning on the date that is 210 days prior to the last day of the term.

Consulting Agreement

On May 19, 2014, the Company entered into a consulting agreement with a third party for consulting services regarding investor relations.  The agreement has a term of six months and can be terminated by either party after three months upon 30 days prior written notice.  The Company will pay a monthly fee of $4,000 and issue a warrant for 30,000 shares of common stock for each three month period the agreement is in effect.  Each of the warrants will have a five year term and a cashless exercise feature.  The initial warrant, issued at the inception of the agreement, may be exercised at a per share price of $0.625.  The exercise price of each subsequent warrant will equal the average of the closing price of the common stock for the 20 trading days prior to the issuance of the warrant.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Radioio previously filed reports with the SEC under the name ioWorldMedia.  ioWorldMedia was incorporated as a Florida corporation in January 1995 under the name PowerCerv.  In January 2006, PowerCerv changed its corporate name to ioWorldMedia.  On October 29, 2013, ioWorldMedia entered into an agreement and plan of merger with Radioio, which provided for the merger of ioWorldMedia with and into Radioio, with Radioio continuing as the surviving corporation.  The Merger became effective on December 11, 2013.

Radioio operates an Internet media platform that provides streamed music to targeted audiences.  Radioio broadcasts 140 streaming channels, and offers Internet radio services, including customized channels with popular genres of music ranging from high-brow classical to acid rock and live talk radio, through three subsidiaries, Radioio.com, LLC (“Radioio.com”), io4business, LLC (“io4business”) and Radioio Live.  io4business provides a full-service background music experience and messaging ecosystem for large franchise businesses and other vertical markets such as retail, hospitality and health and wellness.  Direct to consumer Internet content distribution includes subscription based talk radio and Internet radio services with extensive quality produced of customized music, including classical, new age and country.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon the interim financial statements contained elsewhere herein, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements required us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to income taxes, contingencies and litigation.  We based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting estimates that we believe affect the more significant judgments and estimates used in preparation of the unaudited consolidated financial statements contained elsewhere herein are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.  There have been no changes to the critical accounting policies.

Recent Accounting Pronouncements Applicable to the Company

In May 2014, the FASB issued an update to ASC 606, “Revenue from Contracts with Customers,” that will supersede virtually all existing revenue guidance.  Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expedited consideration received in exchange for those goods or services.  The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from the customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early application is not permitted.  The Company has not determined the potential effects on the consolidated financial statements.

Results of Operations

The following table presents the percentage of period-over-period dollar change for the selected line items in the Company’s unaudited consolidated statements of operations for the three months ended March 31, 2014 and 2013.  These comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended March 31,
	2014 (Unaudited)	2013 (Unaudited)	% Change
Sales	$253,704	$389,326	(34.8%)

Cost of sales	125,312	232,189	(46.0%)

Gross profit	128,392	157,137	(18.3%)

Operating expenses:

Selling and general and administrative	525,241	383,165	37.1%
Depreciation	6,023	6,126	(1.7%)

Total expenses	531,264	389,291	36.5%

Net loss	$(402,872)	$(232,154)	(73.5%)

Three Months Ended March 31, 2014 and 2013

Revenue

The Company generates revenue from three of its subsidiaries, Radioio.com, io4business and Radioio Live.  Revenue generated by Radioio.com consists primarily of subscriptions for consumer music streaming and advertising fee revenue.   io4business’s revenue is derived from subscriptions for background music and messaging ecosystems and the sale of radio player equipment.  Radioio Live’s revenue consists of subscriptions for internet streamed talk radio and advertising fee revenue.  Total revenue for the three months ended March 31, 2014 was $253,704, a decrease of $135,622, or 34.8%, from the total revenue of $389,326 for the three months ended March 31, 2013.

Radioio.com subscription revenue increased by $8,099, or 58.2%, to $22,026 for the three months ended March 31, 2014, as compared to subscription revenue of $13,927 for the three months ended March 31, 2013.  Advertising revenue decreased by $3,699, or 67.7%, to $1,768 for the three months ended March 31, 2014, as compared to advertising revenue of $5,467 generated by Radioio.com during the three months ended March 31, 2013, due to changes in the management of the advertising operations and lower advertising rates.   There were no changes to the operating programs of Radioio.com.

io4business subscription revenue decreased by $108,617, or 48.7%, to $114,439 for the three months ended March 31, 2014, as compared to subscription revenue of $223,056 for the three months ended March 31, 2013.  The decrease in subscription revenue for the three months ended March 31, 2014 was due primarily to a program to sell subscriptions to customers directly at a lower average revenue per subscriber in lieu of using a third party administrator.  Although io4business subscription revenue decreased 48.7%, its total gross profit only decreased by 9.9%, as a result of higher average gross profit per subscriber.  In addition, io4business generated $27,136 in revenue through the sale of radio players for the three months ended March 31, 2014, as compared to radio player sales of $13,801 for the three months ended March 31, 2013, an increase of $13,335, or 96.6%.  The Company did not generate any gross profit on the sale of these players during the three months ended March 31, 2014 or 2013, as many players were utilized as promotional items to entice new subscribers to the programs offered by io4business.

In April 2011, the Company began to sell subscriptions to the Bubba Radio Program, which became known as the Early Enlister program.  The three year Early Enlister program generated over $840,000 in prepaid subscriptions, which resulted in deferred revenue being recorded and recognized over the three year period of the Early Enlister program.  The revenue from the Early Enlister program was recognized pro-ratably over the three year period from April 1, 2011 to March 31, 2014, as earned.  The subscriptions collected in advance were recorded as deferred revenue with the portion to be earned over the upcoming year classified as a current liability.  Radioio Live generated $85,537 in subscriber revenue during the three months ended March 31, 2014, a decrease of $26,182, or 23.4%, from the $111,719 of subscriber revenue generated during the three months ended March 31, 2013.  Of the subscriber revenue generated during the three months ended March 31, 2014, $69,102 was attributable to the Early Enlister program.  The decrease in subscription revenue during the quarter ended March 31, 2014 was primarily due to a prioritization of resources to the io4business market.  The Company is now investing resources in subscription management for Radioio Live and anticipates better renewal rates and increased subscriptions for the remainder of 2014.  Upon successfully migrating Radioio Live and Radioio.com subscribers to a new subscription platform near the end of March, 2014, the Company experienced substantially better subscription renewals and new subscribers.  In addition, Radioio Live generated $2,798 of advertising revenue during the three months ended March 31, 2014, as compared to $21,356 of advertising revenue generated during the three months ended March 31, 2013.  This decrease of $18,558, or 86.9%, was primarily due to changes in the management of the advertising operations and lower advertising rates.

Gross Profit

Gross profit for the three months ended March 31, 2014 was 50.6%, as compared to 40.4% for the three months ended March 31, 2013.  This increase in gross profit was primarily due to the Company’s decision to sell subscriptions to customers directly in lieu of using a third party administrator, thereby eliminating the direct cost of the third party administrator.  The increase was offset by additional sales of radio players which were sold at or near cost to encourage new customers to sign up for programs offered by io4business.  Additionally, a small portion of the cost of on-air talent for Radioio Live is fixed, whereas subscription and advertising revenue fluctuate.  Amounts presented in the cost of sales consist primarily of the fees paid in 2013 to the third party administrator of the io4business program, the cost of radio players, music royalties to applicable governing bodies and expenses relating to the radio personalities.

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

For the three months ended March 31, 2014, selling, general and administrative expenses incurred during such period totaled $525,241, an increase of $142,076, or 37,1%, over the $383,165 incurred during the three months ended March 31, 2013, due to increased investment in the Company’s operations.  The increase was primarily attributable to an increase of $45,000 in professional fees related to regulatory reporting and related costs, an additional $49,000 in expenses related to enhancements of the Company’s website and marketing consulting, increased advertising of $19,000, increased cost of directors’ and officers’ insurance of $14,000 and increased travel expenses of $9,000.

Net Loss

The Company generated a net loss of $402,872 for the three months ended March 31, 2014, which was an increase of $170,718 over the net loss of $232,154 for the three months ended March 31, 2013.   The increase in net loss was due to the Company’s increased selling, general and administrative expenses related to SEC reporting, the upgrade of the Company’s infrastructure and measurement capabilities, and increased sales and marketing activities, as well as a $28,745 decrease in gross profit.

Liquidity and Capital Resources

We have generated operating losses and negative cash flow from operations since inception of our current business in November 2005.  We incurred net losses of $402,872 and $232,154 for the three months ended March 31, 2014 and 2013, respectively, and we may continue to experience net operating losses.  At March 31, 2014, we had a working capital deficiency of $1,320,202, as compared to a working capital deficiency of $1,279,635 at March 31, 2013.

During the three months ended March 31, 2014, we experienced negative cash flow from operations of $339,744, as compared to negative cash flow from operations of $107,190 during the three months ended March 31, 2013.  Of the $402,872 net loss for the three months ended March 31, 2014, $21,708 was attributable to non-cash expenses.  The cash flows from operations other than non-cash items, resulted in an increase of $41,420 for the three months ended March 31, 2014, which is primarily attributable to an increase in accounts payable and accrued expenses of $95,088, and a decrease in prepaid consulting of $55,564, offset by an increase in inventory of $15,852, an increase in other prepaid expenses of $8,646 and a decrease in deferred revenue of $77,287.  The decrease in deferred revenue, prepaid expenses and advance payments on contractual obligations is the result of the launch of Radioio Live and the Early Enlister program in the first quarter of 2011 and the payments made to talent and content providers that are recognized as expenses pro-rata in the same manner as subscription revenue, along with the recognition of consulting expense on the prepaid consulting agreements.  All items related to the Early Enlister program have been fully recognized as of the quarter ended March 31, 2014.

The Company did not purchase capital assets during the three months ended March 31, 2014 or during the three months ended March 31, 2013.

Net cash provided by financing activities in the three months ended March 31, 2014 was $250,000, as compared to $94,101 for the three months ended March 31, 2013, as the result of the receipt of $250,000 of gross proceeds from the sale of shares of common stock.

As of June 30, 2014, our cash position was approximately $116,000.  Historically, we have relied upon outside investor funds to maintain our operations and develop our business.  We anticipate raising additional capital within the next twelve months from investors for working capital and business expansion needs; however, we can provide no assurance that additional investor funds will be available on terms acceptable to us, if at all.  If we are unable to obtain additional financing to meet our working capital requirements, we may have to curtail portions of our business operations.  We believe we can continue our current operations through September 30, 2014 without additional debt financing.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The Company is a smaller reporting company and is therefore not required to provide this information.

Item 4.	Controls and Procedures.

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

Our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Exchange Act, as of the end of the period covered by this quarterly report.  Based on his evaluation, he concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting that applied as of December 31, 2011 and continue to apply as of March 31, 2014.  Our management intends to design and implement processes and procedures that will provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP, as funding becomes available to be able to put the components in place.

In making this assessment, management used the criteria set forth in Internal Control Over Financial Reporting — Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control over Financial Reporting

There has been no change in Radioio’s internal control over financial reporting during Radioio’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Radioio’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

On May 20, 2014, Turnkey filed a complaint in the United States District Court for the Middle District of Florida against io4business, a wholly-owned subsidiary of Radioio, and other defendants.  The complaint alleges unfair competition under the trademark and false advertising provisions of the Lanham Act, conspiracy to violate the Lanham Act, defamation, dissemination of false and misleading advertising to the general public, intentional interference with business relationships, misappropriation of confidential information and breach of contract.  Turnkey’s allegations relate to io4business’ relationship with Independent Purchasing Cooperative, Inc., a cooperative comprised of Subway restaurant franchisees.  Turnkey seeks a preliminary and permanent injunction, money damages and attorneys’ fees.  Radioio does not believe there is any merit to Turnkey’s allegations and will vigorously defend this action.

Item 1A.	Risk Factors.

The Company is a smaller reporting company and is therefore not required to provide this information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On March 11, 2014, Zanett Opportunity Fund, Ltd. purchased 384,615 shares of Radioio common stock for an aggregate purchase price of $250,000, or $.65 per share.  Radioio will use the proceeds from this sale of common stock for working capital purposes.

On March 11, 2014, Radioio issued an aggregate of 20,161 shares of common stock to five service providers as consideration for services rendered.

In connection with these issuances of common stock, Radioio relied on the exemption from registration provided by Section 4(2) of the Securities Act for sales of securities not involving a public distribution.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Asset Acquisition

On April 29, 2014, Radioio entered into an asset purchase agreement with Crowdstream pursuant to which Radioio acquired certain assets used in CrowdStream’s mobile application business in exchange for aggregate cash payments of $50,000 and 86,456 shares of Radioio’s common stock, which have a market value of $60,000 based on the average closing price of Radioio’s common stock on the OTC Bulletin Board on the five trading days preceding the date of the agreement.  The assets acquired by Radioio include Crowdstream’s mobile applications that allow attendees at live music and other entertainment events to interact with other attendees and with performers, as well as the rights to the name “CrowdStream” and other social media assets.  The asset purchase Agreement was subsequently amended on June 11, 2014 to reduce the amount of the aggregate cash payments to $42,500.

In connection with this transaction, Radioio entered into a consulting agreement with Brian Bason, a principal of Crowdstream, pursuant to which Mr. Bason will provide business development and software development services to Radioio related to the CrowdStream application.  The consulting agreement provides that Radioio will pay Mr. Bason $5,000 per month for such services.  The consulting agreement has an initial term of 12 months, which may be renewed upon the written agreement of the parties.  The consulting agreement was subsequently amended on June 11, 2014 to provide for the payment of an engagement fee to Mr. Bason in the amount of $7,500, which is payable not later than 180 days after the date of the agreement.

Consulting Agreement

On May 19, 2014, the Company entered into a consulting agreement with a third party for consulting services regarding investor relations.  The agreement has a term of six months and can be terminated by either party after three months upon 30 days prior written notice.  The Company will pay a monthly fee of $4,000 and issue a warrant for 30,000 shares of common stock for each three month period the agreement is in effect.  Each of the warrants will have a five year term and a cashless exercise feature.  The initial warrant, issued at the inception of the agreement, may be exercised at per share price of $0.625.  The exercise price of each subsequent warrant will equal the average of the closing price of the common stock for the 20 trading days prior to the issuance of the warrant.

Issuance of Common Stock

Between May 1, 2014 and June 30, 2014, Radioio issued 269,231 shares of its common stock to Zanett for an aggregate purchase price of $175,000.  Radioio will use the proceeds from this sale of common stock for working capital and other operational purposes.  In connection with this issuance of common stock, Radioio relied on the exemption from registration for private placements of securities not involving a public distribution provided by Section 4(2) of the Securities Act.

Description of Radioio’s Securities

Radioio is authorized to issue a total of one hundred ten million (110,000,000) shares of capital stock, consisting of one hundred million (100,000,000) shares of common stock, par value $.001 per share, and ten million (10,000,000) shares of “blank check” preferred stock, par value $.001 per share.

The shares of common stock have equal rights and privileges with respect to voting, liquidation and dividend rights.  Each share of common stock entitles the holder thereof (a) to one vote for each share held of record on all matters submitted to a vote of the stockholders; (b) to participate in and to receive any and all such dividends as may be declared by Radioio’s board of directors in proportion to the amounts paid upon the shares; and (c) to participate pro rata in any distribution of assets available for distribution upon liquidation, after payment shall have been made to the holders of shares of the preferred stock of the full amount to which they are entitled.  Holders of shares of common stock do not have preemptive rights to acquire additional shares of common stock or any other securities of Radioio.  The shares of common stock are not subject to redemption and carry no subscription or conversion rights.

The preferred stock may from time to time be divided into and issued in series.  The different series of preferred stock shall be established and designated, and the variations in the relative rights and preferences as between the different series shall be fixed and determined by Radioio’s board of directors.  As of the date of this report, Radioio’s board of directors had not established any series of preferred stock, there were no shares of preferred stock issued and outstanding, and no active public trading market for shares of the preferred stock existed.

Indemnification of Officers and Directors

As permitted by the provisions of the Nevada General Corporation Law (the “NGCL”), Radioio has the power to indemnify any person made a party or threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of Radioio, by reason of the fact that he or she is or was a director, officer, employee or agent of Radioio, or was serving at the request of Radioio as a director, officer, employee or agent of another corporation or other enterprise, against expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him or her in connection with the action, suit or proceeding, if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of Radioio, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful.  Termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent, does not, of itself, create a presumption that a director, officer, employee or agent of Radioio did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to Radioio’s best interests, and, in any criminal action or proceeding, he or she had reasonable cause to believe the conduct was unlawful.

As further permitted by the provisions of the NGCL, Radioio has the power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of Radioio to procure a judgment in its favor by reason of the fact that the person is or was a director, officer, employee or agent of Radioio, or is or was serving at the request of Radioio as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including amounts paid in settlement and attorneys’ fees actually and reasonably incurred by the person in connection with the defense or settlement of the action or suit, if the person acted in good faith and in a manner which he or she reasonably believed to be in or not opposed to the best interests of Radioio.  Indemnification may not be made for any claim, issue or matter as to which such a person has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals therefrom, to be liable to Radioio or for amounts paid in settlement to Radioio, unless and only to the extent that the court in which the action or suit was brought or other court of competent jurisdiction determines upon application that in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper.

The NGCL further provides that, to the extent that a director, officer, employee or agent of Radioio has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in the preceding paragraphs, or in defense of any claim, issue or matter therein, Radioio shall indemnify him or her against expenses, including attorneys’ fees, actually and reasonably incurred by him or her in connection with the defense.

Radioio’s Bylaws provide that Radioio shall indemnify any individual made a party to a proceeding because the individual is or was a director of Radioio, against liability incurred in the proceeding if the individual (a) acted in good faith and (b) (i) in the case of conduct in such individual’s official capacity with Radioio, such individual reasonably believed that such individual’s conduct was in Radioio’s best interests, (ii) in all other cases, such individual reasonably believed that such individual’s conduct was at least not opposed to Radioio’s best interests, and (iii) in the case of any criminal proceeding, such individual had no reasonable cause to believe such individual’s conduct was unlawful.  Indemnification in connection with a proceeding by or in the right of Radioio is limited to reasonable expenses incurred in connection with the proceeding.  However, Radioio shall not indemnify a director if (a) the director was adjudged liable to Radioio in connection with a proceeding by or in the right of Radioio, or (b) the director was adjudged liable on the basis that personal benefit was improperly received by the director in connection with any other proceeding charging improper personal benefit to the director, whether or not involving action in his or her official capacity.

Radioio’s Bylaws further provide that Radioio’s board of directors may indemnify any officer, employee, or agent of Radioio who is not a director of Radioio, to the same extent as to a director, or to any greater extent consistent with public policy, as determined by the general or specific actions of the board of directors.

The NGCL provides that a corporation may purchase and maintain insurance or make other financial arrangements on behalf of any person who is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise for any liability asserted against the person and liability and expenses incurred by the person in his or her capacity as a director, officer, employee or agent, or arising out of his or her status as such.  Radioio’s Bylaws provide that Radioio may purchase and maintain insurance on behalf of a person who is or was a director, officer, employee, fiduciary or agent of Radioio, against any liability asserted against or incurred by such person in that capacity or arising from such person’s status as a director, officer, employee, fiduciary, or agent, whether or not Radioio would have the power to indemnify such person under the applicable provisions of the NGCL.

In addition, Radioio’s Articles of Incorporation provide that, to the fullest extent permitted by the NGCL, the officers and directors of Radioio shall not be personally liable to Radioio or its stockholders for damages for breach of fiduciary duty as a director or officer, except for acts or omissions which involve intentional misconduct, fraud, knowing violation of law, or unlawful distribution prohibited by the NGCL.  If the NGCL is amended to further eliminate the liability of officers and directors of a Nevada corporation, then the liability of an officer or director of Radioio shall be eliminated to the fullest extent permitted by the NGCL, as so amended.

Item 6.	Exhibits.

See Index to Exhibits commencing on page E-1.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIOIO, INC.

Date: July 1, 2014	By:	/s/ Zachary McAdoo
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

2.2.1
Asset Purchase Agreement by and between the Company and Crowdstream, Inc. dated April 29, 2014. (Incorporated by reference to Exhibit 2.1 to the Company’s current Form 8-K filed with the SEC on May 5, 2014.)

2.2.2	Amendment No. 1 to Asset Purchase Agreement by and between the Company and Crowdstream, Inc. dated June 11, 2014.

3.1
Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s annual report on Form 10-K for the year ended December 31, 2013 filed with the SEC on May 21, 2014.)

3.2	Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s annual report on Form 10-K for the year ended December 31, 2013 filed with the SEC on May 21, 2014.)

4.1	Specimen stock certificate representing the Company’s common stock, par value $.001 per share.

10.1
Employment Agreement between the Company and Zachary McAdoo, dated August 28, 2013. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on September 3, 2013.)

10.2
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

10.4
Sublease Letter Agreement between the Company and Mediabistro Inc. dated August 27, 2013. (Incorporated by reference to Exhibit 10.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2013 filed with the SEC on May 21, 2014.)

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s quarterly report on Form 10-Q for the three months March 31, 2014, formatted in Extensible Business Reporting Language (XBRL):  (i) balance sheets; (ii) statements of operations; (iii) statements of cash flows; and (iv) notes to the consolidated financial statements.

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