Form 10-Q
period 2014-06-30
Radioio, Inc.
filed 2014-08-13
CIK 1005758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 11, 2014, there were outstanding 6,853,282 shares of the registrant’s common stock, par value $.001 per share.

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

The accompanying unaudited consolidated financial statements of Radioio, Inc. (“Radioio”) and its wholly-owned subsidiaries Radioio.com, LLC, SearchPlay LLC, io4business, LLC, and Radioio Live, LLC (collectively referred to as the “Company”), as of and for the three and six months ended June 30, 2014 and 2013, have been prepared, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  As permitted by such rules and regulations, we have condensed or omitted certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The unaudited consolidated financial statements reflect all adjustments, which consist of normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of June 30, 2014, and includes results of operations and cash flows for the interim periods presented.  We derived the consolidated balance sheet at December 31, 2013 from the Company’s audited consolidated financial statements as of that date.  These consolidated financial statements and the related notes should be read in conjunction with our consolidated financial statements and notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2013 filed with the SEC.  The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for any future periods during the year ending December 31, 2014 or subsequent years.

 Radioio, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets
Cash	$112,613	$148,536
Accounts receivable	76,857	106,124
Unbilled receivables	6,128	5,675
Inventory	11,859	14,911
Prepaid consulting	-	76,872
Prepaid expenses	73,404	37,539
Total current assets	280,861	389,657

Property and equipment, net of accumulated depreciation	51,959	62,125

Other assets
Intangible assets, net of accumulated amortization	146,806	-
Prepaid consulting	-	63,017

Total assets	$479,626	$514,799

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Accounts payable and accrued expenses (includes related parties of $382,467 as of June 30, 2014 and $235,818 as of December 31, 2013)	$1,544,385	$933,896
Deferred revenue	186,482	288,281
Other liability	400,000	400,000
Share liability	-	18,645

Total current liabilities	2,130,867	1,640,822

Deferred revenue, non-current	8,820	5,895

Total liabilities	2,139,687	1,646,717
Stockholders' deficiency
Common stock, $.001 par value; 100,000,000 authorized, 6,568,666 shares issued and outstanding at June 30, 2014 and 5,524,042 issued and outstanding at December 31, 2013	6,569	5,524
Additional paid-in capital	68,280,027	67,578,506
Accumulated deficit	(69,946,657)	(68,715,948)

Total stockholders' deficiency	(1,660,061)	(1,131,918)

Total liabilities and stockholders' deficiency	$479,626	$514,799

See notes to consolidated financial statements.

Radioio, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Sales	$232,052	$380,195	$485,756	$769,521

Cost of sales	123,181	217,114	248,493	449,303

Gross profit	108,871	163,081	237,263	320,218

Operating expenses:

Selling, general and administrative	924,990	462,335	1,450,231	845,500
Depreciation and amortization	11,718	6,031	17,741	12,157

Total expenses	936,708	468,366	1,467,972	857,657

Net loss	$(827,837)	$(305,285)	$(1,230,709)	$(537,439)

Net loss per weighted share, basic and diluted	$(0.13)	$(0.13)	$(0.21)	$(0.23)

Weighted average shares outstanding, basic and diluted	6,253,953	2,322,507	5,937,977	2,295,793

See notes to consolidated financial statements.

Radioio, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(1,230,709)	$(537,439)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,741	12,157
Equity-based consulting expense	29,795	-
Changes in operating assets and liabilities:
Accounts receivable	29,267	(4,816)
Unbilled receivables	(453)	21,871
Inventory	3,052	(32,581)
Accounts payable and accrued expenses	610,115	150,875
Prepaid expenses	(35,865)	32,588
Prepaid consulting	139,889	138,377
Deferred revenue	(98,874)	(130,261)
Net cash used in operating activities	(536,042)	(349,229)

Cash flows from investing activities
Crowdstream asset purchase	(25,000)	-
Additions to capitalized software	(50,000)	-
Purchase of fixed assets	(1,881)	-
Net cash used in investing activities	(76,881)	-

Cash flows from financing activities
Proceeds from issuance of common stock	577,000	90,000
Advances from related party stockholders	-	277,743
Net cash provided by financing activities	577,000	367,743

Net (decrease) increase in cash	(35,923)	18,514
Cash, beginning of period	148,536	17,865
Cash, end of period	$112,613	$36,379

Supplemental disclosure of non-cash investing and financing activities:
Settlement of accounts payable to common stock	$17,125	$-
Settlement of share liability to common stock	$21,840	$-
Payable to seller as part of the Crowdstream asset purchase	$17,500	-
Common stock issued for Crowdstream asset purchase	$60,000	$-

See notes to consolidated financial statements

Radioio, Inc. and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

1.     Nature of Operations

Radioio previously filed reports with the SEC under the name ioWorldMedia, Incorporated (“ioWorldMedia”). ioWorldMedia was incorporated as a Florida corporation in January 1995 under the name “PowerCerv Corporation” (“PowerCerv”). In January 2006, PowerCerv changed its corporate name to ioWorldMedia. On October 29, 2013, ioWorldMedia entered into an Agreement and Plan of Merger with Radioio, a Nevada corporation and wholly-owned subsidiary of ioWorldMedia, which provided for the merger of ioWorldMedia with and into Radioio, with Radioio continuing as the surviving corporation (the “Merger”). The transaction constituted an exchange of shares necessary for legal purposes; however, the transaction lacks substance for accounting purposes since ownership interests did not change. Accordingly, the transaction has been accounted for based on existing carrying amounts. All share and per share amounts have been restated to retroactively reflect this transaction. The Merger became effective on December 11, 2013. The Merger was effectively a change in the corporation’s domicile state and the existing common stockholders of ioWorldMedia received 1 share of Radioio common stock for every 100 shares of ioWorldMedia common stock held and the existing preferred stockholders of ioWorldMedia received ..4950495 of a share of Radioio common stock for each share of ioWorldMedia preferred stock held. Radioio accounted for this transaction as an increase to additional paid-in capital and common stock and a reduction of convertible preferred stock in the amount of $5,772,304.

The Company operates an Internet media platform that provides streamed music to targeted audiences. The Company, through its subsidiaries, broadcasts 140 streaming channels, and offers internet radio services and popular genres of music ranging from high-brow classical to acid rock and live talk radio. The Company also provides a full-service background music and messaging ecosystem for large franchise businesses and other vertical markets, such as retail, hospitality and health and wellness. Direct to consumer Internet content distribution includes subscription-based talk radio and Internet radio services with extensive genres of customized music, including classical, new age and country.

2.     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern.  However, the Company has incurred significant recurring operating losses, negative cash flows from operations and, as of June 30, 2014, a working capital deficiency of approximately $1,850,000, and an accumulated deficit of approximately $69,947,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon management’s ability to generate profitable operations in the future and obtain the necessary financing to meet obligations and pay liabilities arising from business operations when they come due.  If the Company does not generate profitable operations or obtain the necessary financing, the Company may not have enough operating funds to continue to operate as a going concern.  Securing additional sources of financing to enable the Company to continue the development and commercialization of proprietary technologies will be difficult and there is no assurance of the Company’s ability to secure such financing.  A failure to generate profitable operations or obtain additional financing could prevent the Company from satisfying its current obligations, hiring additional personnel and continuing the development of its products, services and technologies.  The Company continues to actively seek additional capital through private placements of equity and debt.

Management believes it has access to sufficient funds to continue current operations through December 31, 2014. If additional financing is not obtained, the Company will not be able to execute its business plan and will need to curtail certain of its operations.  The Company may be able to mitigate these factors through the generation of revenue from increased sales and slowing its payments to vendors (see Note 12).

3.     Summary of Significant Accounting Policies

The unaudited consolidated financial statements include the accounts of Radioio and its wholly-owned subsidiaries, Radioio.com, LLC (“Radioio.com”), Search Play, LLC, io4business, LLC (“io4business”), and Radioio Live, LLC (“Radioio Live”).  All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable consists of trade receivables recorded at the original invoice amount, less an estimated allowance for uncollectible accounts and discounts.  Trade credit is generally extended on a short-term basis; thus, trade receivables do not bear interest.  Trade receivables are periodically evaluated for collectability based on past credit history with customers and their current financial condition.  Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised.  Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts.  The Company generally does not require collateral for trade receivables.  No allowance for doubtful accounts was recorded as of June 30, 2014 and December 31, 2013.

Inventory

Inventory consists of finished goods, comprised of radio players, and is stated at the lower of cost or market determined by the average cost method.  Inventory items designated as obsolete or slow moving are reduced to net realizable value.

Unbilled Receivables

Unbilled receivables represent estimates of advertising revenue not yet billed.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Repairs and maintenance are expensed as incurred while betterments and improvements are capitalized.  When assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts with the resulting gain or loss reflected in the consolidated statements of operations.

The Company provides for depreciation over the following estimated useful lives:

Years
Computer equipment and software	3-5
Office equipment	3
Furniture and fixtures	7

Intangible Assets

Intangible assets are stated at cost less accumulated amortization.  Amortization is computed using the straight-line method over the estimated useful lives of the assets, as determined by the Company on an asset by asset basis, which range from one to two years.

Capitalized Software

Software development costs incurred subsequent to the establishment of technological feasibility are capitalized.  Based on the Company’s product development process, technological feasibility is established upon the completion of a working model.  Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release has been insignificant. Costs incurred in the process of developing product improvements and enhancements of new products are charged to expense as incurred.

Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the respective carrying amounts.  There were no impairment charges recorded for the three and six months ended June 30, 2014 and 2013.

Prepaid Consulting

The Company recognizes contracts paid in advance of the service period as prepaid consulting.  The Company amortizes the prepaid contracts as service is provided by the consultants. Prepaid consulting was fully amortized as of June 30, 2014.

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

Advertising Revenue. The Company generates advertising revenue primarily from display, audio and video advertising. The Company generates the majority of its advertising revenue through broadcasting advertisements and the delivery of advertising impressions sold on a cost per thousand, or CPM, basis. In determining whether an arrangement exists, the Company confirms that a binding arrangement, such as an insertion order or a fully executed customer-specific agreement, is in place. The Company recognizes this revenue over the term of the contracted advertising period.

Radio Player Revenue. Revenue from radio player sales is recognized when title and risk of loss have transferred to the customer.  Title transfers upon shipment of product.

Deferred Revenue. Deferred revenue consists of amounts billed or cash received from customers in advance of the delivery or completion of the services or in instances when revenue recognition criteria have not been met.

Revenue recognized from customers associated with the Subway franchise approximated 48% and 43% of revenues for the three and six months ended June 30, 2014, respectively, and approximated 48% and 47% of revenues for the three and six months ended June 30, 2013, respectively.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising costs were approximately $18,200 and $39,700 for the three and six months ended June 30, 2014, respectively, as compared to approximately $400 and $2,500 for the three and six months ended June 30, 2013, respectively.

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

Loss Per Common Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period.  As of June 30, 2014, diluted net loss per share did not include the effect of 30,000 shares of common stock issuable upon the exercise of outstanding warrants as their effect would be anti-dilutive. As of June 30, 2013, the Company had no potentially dilutive instruments outstanding.

Equity-Based Compensation

The Company accounts for equity-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”).  All equity-based payments to employees are issuances of stock that are recognized in the statement of operations based on their fair values at the date of issuance.  That cost will be recognized over the period during which an employee is required to provide services in exchange for the award (performance period).  There was no equity-based compensation for employees recorded during the three and six months ended June 30, 2014 and 2013.

The Company accounts for equity-based payments to non-employees in accordance with ASC 718 and Topic 505-50, “Equity-Based Payments to Non-Employees.” All equity-based payments to non-employees are issuances of common stock that are recognized in the statements of operations over the performance period at its then-current fair value as of each financial reporting date. For the three and six months ended June 30, 2014, the Company recorded $14,100 and $29,795, respectively, in equity-based compensation for non-employees. There was no equity-based compensation for non-employees during the three and six months ended June 30, 2013.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued an update to ASC 606, “Revenue from Contracts with Customers,” that will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the entitled consideration received in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the customer contracts. This update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently evaluating the impact this update will have on our consolidated financial statements as well as the expected adoption method.

In June 2014, the FASB issued an update to ASC 718 “Compensation – Stock Compensation”- ASU 2014-12. ASU 2014-12 requires an entity to treat performance targets that can be met after the requisite service period of a share based award has ended, as a performance condition that affects vesting. This update is effective for interim and annual reporting periods beginning after December 15, 2015.

4.     Property and Equipment

Property and equipment consisted of the following at:

	June 30, 2014 (Unaudited)	December 31, 2013 (Unaudited)

Computer equipment	$483,031	$481,150
Office equipment	1,137	1,137
	484,168	482,287
Less: accumulated depreciation	(432,209)	(420,162)
	$51,959	$62,125

Depreciation expense approximated $6,000 and $12,000 for the three and six months ended June 30, 2014, respectively, and $6,000 and $12,200 for the three and six months ended June 30, 2013, respectively.

5.     Intangible Assets

On April 29, 2014, Radioio entered into an asset purchase agreement with Crowdstream, Inc. (“Crowdstream”) pursuant to which Radioio acquired certain intangible software assets used in Crowdstream’s mobile application business. The purchase price consisted of cash payments of $50,000, which was subsequently reduced to $42,500 by an amendment to the asset purchase agreement dated June 11, 2014, and 86,456 newly issued shares of Radioio’s common stock, based on the average closing price of Radioio’s common stock on the OTC Bulletin Board on the five trading days preceding the date of the agreement, as defined, which had a value of $60,000 on the date of issuance.

The Company recorded this technology in the amount of $102,500, which is being amortized over its expected useful life of three years.

Simultaneous with this transaction, Radioio entered into a consulting agreement with Brian Bason, a principal of Crowdstream, pursuant to which Mr. Bason will provide business development and software development services to Radioio related to the Crowdstream application. The consulting agreement provides that Radioio will pay Mr. Bason $5,000 per month for such services and an engagement fee in the amount of $7,500, which is payable not later than 180 days after the date of the agreement. The consulting agreement has an initial term of 12 months, which may be renewed upon the written agreement of the parties.

Additionally, the Company capitalized $50,000 during the three months ended June 30, 2014 for the development and implementation of its new mobile application technology provided by Digipowers, Inc. (“Digipowers”), an entity affiliated with Julia Miller, the Chief Operating Officer, Secretary and director of Radioio. The application is being amortized over its expected life of two years.

Intangible assets consisted of the following at June 30, 2014:

Purchased intangibles and capitalized software	$152,500

Less: accumulated amortization	(5,694)

$146,806

Amortization expense approximated $5,700 for the three and six months ended June 30, 2014.

Estimated future amortization expense at June 30, 2014 is as follows:

Years ending December 31,
2014 (6 months remaining)	$30,000
2015	59,000
2016	47,000
2017	11,000

$147,000

6.     Deferred Revenue

Deferred revenue is comprised of amounts invoiced or cash received in advance of delivery of services. Subscriptions are recognized as pro-rata over the subscription period, which is generally twelve months.

Deferred revenue consisted of the following for the:

	Three Months Ended June 30, 2014 (Unaudited)		Three Months Ended June 30, 2013 (Unaudited)
Beginning balance		$216,889		$316,668
Invoiced during the period		167,637		281,270
Deferred revenue recognized from prior period	$(113,900)		$(92,983)
Deferred revenue recognized from current period	(75,324)		(248,842)
Total revenue recognized current period		(189,224)		(341,825)
Ending balance		$195,302		$256,113

	Six Months Ended June 30, 2014 (Unaudited)		Six Months Ended June 30, 2013 (Unaudited)
Beginning balance		$294,176		$386,374
Invoiced during the period		341,792		552,877
Deferred revenue recognized from prior period	$(294,138)		$(183,305)
Deferred revenue recognized from current period	(146,528)		(499,833)
Total revenue recognized current period		(440,666)		(683,138)
Ending balance		$195,302		$256,113

7.     Other Liability

At various dates during the years ended December 31, 2010 and 2009, the Company received advances aggregating $400,000 from an outside entity. During the year ended December 31, 2011, the Company and the entity agreed to settle this liability through the issuance of 60,000 shares of the Company’s common stock, which would have required the Company to value the liability at the fair value of the common stock with any gains or losses recorded in the consolidated statements of operations. These shares have not yet been issued. The Company has elected to record the liability at the greater of the fair value of the common stock or $400,000. At both June 30, 2014 and December 31, 2013, the Company has recorded a liability in the amount of $400,000.

8.     Income Taxes

At June 30, 2014 and December 31, 2013, the Company had federal and state net operating losses of approximately $33,000,000 and $31,700,000, respectively. The federal and state operating losses begin to expire in 2015.

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

9.     Stockholders’ Equity

On March 11, 2014, Zanett Opportunity Fund, Ltd. (“Zanett”) purchased 384,615 shares of Radioio common stock for an aggregate purchase price of $250,000, or $.65 per share. Radioio will use the proceeds from this sale of common stock for working capital purposes.

On April 16, 2014, Radioio issued an aggregate of 80,000 shares of its common stock to an individual investor for an aggregate purchase price of $52,000, or $0.65 per share. The Company will use the proceeds from this sale of common stock for working capital and other operational purposes.

On April 17, 2014, Zanett purchased 153,846 shares of Radioio common stock for an aggregate purchase price of $100,000, or $0.65 per share. The Company will use the proceeds from this sale of common stock for working capital and other operational purposes. McAdoo Capital, Inc. is the investment manager of Zanett. Zachary McAdoo, the Chairman, President, Chief Executive Officer and Chief Financial Officer of the Company, is the President of McAdoo Capital, Inc.

On April 22, 2014, Radioio issued an aggregate of 50,315 shares of Radioio common stock to three service providers as payment in full for certain services rendered by the service providers to Radioio during 2013 and 2014. The aggregate dollar amount owed by Radioio to these service providers was $38,965. This amount included $21,840 owed to Digipowers. Of the $21,840 owed to Digipowers, $18,645 related to services performed during the year ended December 31, 2013, and $3,195 related to services performed during the three months ended March 31, 2014. Radioio issued 29,120 shares of its common stock to Real eMarketing, Inc., an entity affiliated with Digipowers, in full satisfaction of its obligation to Digipowers, which are included in the aggregate total of 50,315 shares issued to all three service providers referenced above. Radioio used the fair value of $0.69 to determine the per share price for the shares issued to the two unaffiliated service providers, which was the closing price of its common stock on April 21, 2014, and a price per share of $0.75 to determine the per share price for the shares issued to Real eMarketing, Inc., which was the closing price of the common stock on December 31, 2013.

Between May 1, 2014 and June 30, 2014, Radioio issued 269,231 shares of its common stock to Zanett for an aggregate purchase price of $175,000. The Company will use the proceeds from this sale of common stock for working capital and other operational purposes.

Between May 1, 2014 and June 30, 2014, Radioio issued 269,231 shares of its common stock to Zanett for an aggregate purchase price of $175,000. The Company will use the proceeds from this sale of common stock for working capital and other operational purposes.

10.     Warrant to Purchase Common Stock

On May 19, 2014, the Company issued a warrant to purchase 30,000 shares of the Company’s common stock in connection with a consulting agreement with a third party for consulting services regarding investor relations. The warrant has a five year term, has a cashless exercise feature, is exercisable at $0.625 per share and vested upon issuance. The fair value of the warrant on the date of issuance as calculated using the Black-Scholes model was $14,100, using the following assumptions: exercise price of $0.625 per share; common stock price of $0.47 per share; volatility of 354%; term of five years; dividend yield of 0%; interest rate of 1.56%; and risk of forfeiture of 0%.

As of and for the period ended June 30, 2014, there were 30,000 warrants granted, outstanding and exercisable, with a weighted average exercise price of $0.625 and a weighted average remaining contractual life of 4.9 years.

11.     Commitments and Contingencies

Litigation

From time to time, the Company may be involved as a defendant in legal actions that arise in the normal course of business. Other than the action below, the Company is not aware of any other legal action involving the Company.

On May 20, 2014, MSBI, Inc., d/b/a Turnkey Media (“Turnkey”), filed a complaint in the United States District Court for the Middle District of Florida against io4business, a wholly-owned subsidiary of Radioio, and other defendants. The complaint alleges unfair competition under the trademark and false advertising provisions of the Lanham Act, conspiracy to violate the Lanham Act, defamation, dissemination of false and misleading advertising to the general public, intentional interference with business relationships, misappropriation of confidential information and breach of contract. Turnkey’s allegations relate to io4business’ relationship with Independent Purchasing Cooperative, Inc. (“IPC”), a cooperative comprised of Subway restaurant franchisees. Turnkey seeks a preliminary and permanent injunction, money damages and attorneys’ fees.

All of the defendants in the action have either challenged the jurisdiction or the venue of the action. IPC and another defendant have filed motions to stay the current proceedings and have such matter moved to arbitration. The Company has filed a motion to transfer venue to the Tampa Division of the Middle District of Florida. These motions have not been acted upon by the court.

The Company is currently moving forward with discovery and will continue to vigorously defend this matter.

Consulting Agreement - 2014

On May 19, 2014, the Company entered into a consulting agreement with a third party for consulting services regarding investor relations. The agreement has a term of six months and can be terminated by either party after three months upon 30 days prior written notice. The Company will pay a monthly fee of $4,000 and issue a warrant for 30,000 shares of common stock for each three month period the agreement is in effect. Each of the warrants will have a five year term and a cashless exercise feature. The initial warrant, issued at the inception of the agreement, may be exercised at a per share price of $0.625. The exercise price of each subsequent warrant will equal the average of the closing price of the common stock for the 20 trading days prior to the issuance of the warrant, as defined in the agreement. The Company recorded expenses of $8,000 for the three and six months ended June 30, 2014 (See note 10).

Consulting Agreements - 2013

In April 2013, the Company entered into an agreement with Digipowers, an entity controlled by the Company’s Chief Operating Officer. Under the terms of this agreement, the Company is obligated to issue shares of common stock based on a prescribed number of new subscribers. At December 31, 2013, the Company was obligated to issue shares of common stock with a value of $18,645, under this agreement, with additional shares earned in the three months ended March 31, 2014 valued at $3,195. The total share liability due under this agreement was settled in April 2014.

On August 28, 2013, the Company entered into a consulting agreement with a third party for consulting services related to advertising operations, technology, finance, strategy and content development.  The agreement commenced on September 16, 2013 and had a term of three years.  The agreement provided for an annual fee of $114,000, payable semi-monthly ($4,750 per payment). As additional consideration, the agreement provided that the Company would issue up to 50,000 shares of its common stock to the consultant upon the effectiveness of an amendment to the Company’s articles of incorporation that increased the authorized shares of common stock to a level sufficient to allow for such issuance.  Upon the effectiveness of the Merger, the Company issued 50,000 shares of its common stock valued at $37,482 at the date of issuance to the consultant pursuant to this provision of the agreement. The Company recognized the value of the vested portion of the issuance at its then-current fair value at each reporting date. These shares were to vest as follows: one-third of the shares were to vest on September 16, 2014; one-third of the shares were to vest on September 16, 2015; and one-third of the shares were to vest on September 16, 2016. However, on May 1, 2014, the consultant became an employee of the Company and, as a result, all of the shares became fully vested at that time. The Company recorded an expense resulting from the vesting of the shares of approximately $23,400 during the period ended June 30, 2014.

On August 31, 2013, the Company entered into a consulting agreement with a third party for consulting services related to advertising operations, technology, finance, strategy and content development.  The agreement commenced on August 31, 2013 and had a term of three years. The agreement provided for an annual fee of $96,000, payable semi-monthly ($4,000 per payment). As additional consideration, the agreement provided that the Company would issue 100,000 shares of its common stock to the consultant upon the effectiveness of an amendment to the Company’s articles of incorporation that increased the authorized shares of common stock to a level sufficient to allow for such issuance.  Upon the effectiveness of the Merger, the Company issued 100,000 shares of its common stock valued at $75,329 at the date of issuance to the consultant pursuant to this provision of the agreement. The Company recognized the value of the vested portion of the issuance at its then-current fair value at each reporting date. These shares were to vest as follows: one-third of the shares were to vest on August 31, 2014; one-third of the shares were to vest on August 31, 2015; and one-third of the shares were to vest on August 31, 2016. However, on May 1, 2014, the consultant became an employee of the Company and, as a result, all of the shares became fully vested at that time. The Company recorded an expense resulting from the vesting of the shares of approximately $46,000 during the period ending June 30, 2014.

In connection with the 2013 consulting agreements, the Company recorded expenses during the three and six months ended June 30, 2014 that approximated $94,900 and $178,500, respectively. There was no such expense recorded during the three and six months ended June 30, 2013 relating to the 2013 consulting agreements.

Consulting Agreements - 2012

On July 23, 2012, the Company entered into a consulting agreement with a third party for consulting services related to advertising, operations, technology, finance, strategy and content development.  The agreement had a term of twenty-four months unless otherwise agreed upon in writing by both parties.  As consideration for these services, the Company issued 210,000 shares of its common stock valued at $315,000 at the date of issuance.  Commencing July 31, 2012, 8,750 shares vested on a monthly basis. All the shares vested as of June 30, 2014. The Company recognized the value of the vested portion of the issuance at its then-current fair value at each reporting date. At June 30, 2014 and December 31, 2013, prepaid consulting services relating to this agreement amounted to $0 and $39,375, respectively.

On July 31, 2012, the Company entered into a consulting agreement with McAdoo Capital, Inc., an entity controlled by the Company’s Chairman, President, Chief Executive Officer and Chief Financial Officer, for consulting services related to advertising, operations, technology, finance, strategy and content development.  The agreement had a term of twenty-four months and terminated on July 31, 2014.  As consideration for these services, the consulting agreement provided for the issuance by the Company of 105,000 shares of common stock valued at $157,500 at the date of issuance to McAdoo Capital, Inc. The Company recognized the value of the vested portion of the issuance at its then-current fair value at each reporting date. McAdoo Capital, Inc. assigned its right to receive these shares to Zachary McAdoo. During the year ended December 31, 2013, all of the unvested shares vested upon the Company’s hiring of the executive.

In connection with the 2012 consulting agreements, the Company recorded expenses that approximated $15,000 and $39,400 during the three and six month periods ended June 30, 2014, respectively, and approximately $59,100 and $118,100 during the three and six months ended June 30, 2013, respectively.

Consulting Arrangement with Digipowers

During the year ended December 31, 2013, the Company engaged Digipowers, an entity controlled by the Company’s Chief Operating Officer, for consulting services related to technology and marketing on a monthly basis. For the three and six months ended June 30, 2014, the Company recorded expenses in the amount of approximately $139,500 and $223,000, respectively. There were approximately $58,800 of expenses recorded during the three and six months ended June 30, 2013. As of June 30, 2014 and December 31, 2013, the Company owed this vendor approximately $116,300 and $16,000, respectively, which amounts are included as a component of accounts payable and accrued expenses in the unaudited consolidated balance sheets.

Leases

The Company’s principal office is located at 475 Park Avenue South, 4th Floor, New York, New York, which it subleases pursuant to a letter agreement dated August 27, 2013. The letter agreement provides that the term of the sublease is on a month-to-month basis until the earlier of the termination of the sublessor’s master lease or the termination of the letter agreement by either party upon 30 days notice. The letter agreement provides for monthly rent payments of $500.

Commencing January 1, 2014, Radioio also leases office space and a recording studio in Tampa, Florida from Bubba Radio Network, Inc., an affiliate of a former director of the Company, on a month to month basis. This verbal lease provides for a $2,000 monthly payment.

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

Rent expense under the leases for the three and six months ended June 30, 2014, approximated $7,500 and $15,000, respectively, and approximated $15,000 and $30,000 for the three and six months ended June 30, 2013, respectively.

Programming Agreement with The Bubba Radio Network, Inc.

On May 1, 2014, Radioio Live, a wholly-owned subsidiary of Radioio, entered into a new programming agreement with The Bubba Radio Network, Inc., the operating company of Bubba the Love Sponge Clem, who hosts the syndicated radio talk show, “The Bubba the Love Sponge Show.” During the term of the agreement, Radioio Live has the exclusive right to distribute archived and newly produced Internet-only content of the Bubba Radio Network over the Internet and the non-exclusive right to broadcast live The Bubba the Love Sponge Show, which is syndicated on terrestrial radio (collectively, the “Programming”). Subject to certain parameters set forth in the agreement, the Bubba Radio Network has the sole right to control and determine the content of the Programming, and will provide all personnel, facilities, equipment, tools and supplies necessary to produce the Programming. In addition, Radioio Live has the worldwide, royalty-free right to transmit the Programming on a live or delayed basis or though on-demand or download services, on an unlimited basis. Radioio Live also has the right to edit, create and broadcast derivative works of the Programming, such as “best of” shows. Radioio Live shall pay periodic fees based on subscription and advertising revenue received by it related to the Programming, subject to an annual minimum. The term of the agreement will terminate on December 31, 2016. The agreement provides that the Bubba Radio Network will negotiate exclusively and in good faith with Radioio Live regarding the renewal of the agreement for a 60 day period beginning on the date that is 210 days prior to the last day of the term. Radioio Live incurred approximately $9,000 of expense in the three and six months ended June 30, 2014 under this agreement.

12.     Subsequent Events

Issuances of Common Stock

On July 2, 2014, Radioio issued an aggregate of 192,308 shares of its common stock to an individual investor for an aggregate purchase price of $125,000, or $0.65 per share. The Company will use the proceeds from this sale of common stock for working capital and other operational purposes.

On August 5, 2014, Radioio issued an aggregate of 92,308 shares of its common stock to several individual investors for an aggregate purchase price of $60,000, or $0.65 per share. The Company will use the proceeds from these sales of common stock for working capital and other operational purposes.

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

The Company operates an Internet media platform that provides streamed music to targeted audiences. The Company, through its subsidiaries, broadcasts 140 streaming channels, and offers Internet radio services, including customized channels with popular genres of music ranging from high-brow classical to acid rock and live talk radio, through three subsidiaries, Radioio.com, io4business and Radioio Live. The Company also provides a full-service background music experience and messaging ecosystem for large franchise businesses and other vertical markets such as retail, hospitality and health and wellness.  Direct to consumer Internet content distribution includes subscription based talk radio and Internet radio services with extensive quality produced of customized music, including classical, new age and country.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon the interim financial statements contained elsewhere herein, which have been prepared in accordance with U.S. GAAP.  The preparation of these consolidated financial statements required us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to income taxes, contingencies and litigation.  We based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

Recently Issued Accounting Pronouncements Applicable to the Company

In May 2014, the FASB issued an update to ASC 606, “Revenue from Contracts with Customers,” that will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the entitled consideration received in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from the customer contracts. This update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently evaluating the impact this update will have on our consolidated financial statements as well as the expected adoption method.

In June 2014, the FASB issued an update to ASC 718 “Compensation – Stock Compensation”- ASU 2014-12. ASU 2014-12 requires an entity to treat performance targets that can be met after the requisite service period of a share based award has ended, as a performance condition that affects vesting. This update is effective for interim and annual reporting periods beginning after December 15, 2015.

Results of Operations

The following table presents the percentage of period-over-period dollar change for the selected line items in the Company’s unaudited consolidated statements of operations for the three months ended June 30, 2014 and 2013.  These comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended June 30,
	2014 (Unaudited)	2013 (Unaudited)	% Change
Sales	$232,052	$380,195	(39.0%)

Cost of sales	123,181	217,114	(43.3%)

Gross profit	108,871	163,081	(33.2%)

Operating expenses:

Selling and general and administrative	924,990	462,335	100.1%
Depreciation and amortization	11,718	6,031	94.3%

Total expenses	936,708	468,366	100.0%

Net loss	$(827,837)	$(305,285)	(171.2%)

Three Months Ended June 30, 2014 and 2013

Revenue

The Company generates revenue from three of its subsidiaries, Radioio.com, io4business and Radioio Live.  Revenue generated by Radioio.com consists primarily of subscriptions for consumer music streaming and advertising fee revenue.   io4business’s revenue is derived from subscriptions for background music and messaging ecosystems and the sale of radio player equipment.  Radioio Live’s revenue consists of subscriptions for internet streamed talk radio and advertising fee revenue.  Total revenue for the three months ended June 30, 2014 was $232,052, a decrease of $148,143, or 39.0%, from the total revenue of $380,195 for the three months ended June 30, 2013.

Radioio.com subscription revenue increased by $4,960, or 36.9%, to $18,406 for the three months ended June 30, 2014, as compared to subscription revenue of $13,446 for the three months ended June 30, 2013.  This increase in subscription revenue was primarily attributable to increased promotional efforts in 2014 directed at attracting new subscribers. Advertising revenue increased by $1,785, or 38.2%, to $6,456 for the three months ended June 30, 2014, as compared to advertising revenue of $4,671 generated by Radioio.com during the three months ended June 30, 2013. This increase in advertising revenue was primarily attributable to changes in the management of the advertising operations and the success of the new ad server platform. There were no changes to the operating programs of Radioio.com.

io4business subscription revenue decreased by $94,153, or 41.0%, to $136,034 for the three months ended June 30, 2014, as compared to subscription revenue of $230,187 for the three months ended June 30, 2013. The decrease in subscription revenue for the three months ended June 30, 2014 was primarily due to a program to sell subscriptions to customers directly at a lower average revenue per subscriber in lieu of using a third party administrator. Although io4business subscription revenue decreased 41.0%, its total gross profit only decreased by 3.5%, as a result of higher average gross profit per subscriber.  In addition, io4business generated $30,537 in revenue through the sale of radio players for the three months ended June 30, 2014, as compared to radio player sales of $9,164 for the three months ended June 30, 2013, an increase of $21,373, or 233.2%. This increase in radio player sales was primarily attributable to increased promotional efforts in 2014 directed at attracting new subscribers. The Company did not generate any gross profit on the sale of these players during the three months ended June 30, 2014 or 2013, as many players were utilized as promotional items to entice new subscribers to the programs offered by io4business.

In April 2011, the Company began to sell subscriptions to the Bubba Radio Program, which became known as the Early Enlister program.  The three year Early Enlister program generated over $840,000 in prepaid subscriptions, which resulted in deferred revenue being recorded and recognized over the three year period of the Early Enlister program.  The revenue from the Early Enlister program was recognized pro-ratably over the three year period from April 1, 2011 to March 31, 2014, as earned.  The subscriptions collected in advance were recorded as deferred revenue with the portion to be earned over the upcoming year classified as a current liability.  Radioio Live generated $34,936 in subscriber revenue during the three months ended June 30, 2014, a decrease of $69,015, or 66.4%, from the $103,951 of subscriber revenue generated during the three months ended June 30, 2013.  This decrease in subscriber revenue was primarily attributable to the winding down of the Early Enlister program. Of the subscriber revenue generated during the three months ended June 30, 2014, $0 was attributable to the Early Enlister program compared to $69,102 for the three months ended June 30, 2013.  The Company is investing resources in subscription management for Radioio Live and anticipates better renewal rates and increased subscriptions for the remainder of 2014.  Upon successfully migrating Radioio Live and Radioio.com subscribers to a new subscription platform near the end of March, 2014, the Company experienced substantially better subscription renewals and new subscribers. In addition, Radioio Live generated $5,683 of advertising revenue during the three months ended June 30, 2014, as compared to $18,776 of advertising revenue generated during the three months ended June 30, 2013.  This decrease of $13,093, or 69.7%, was primarily due to changes in the management of the advertising operations and lower advertising rates.

Gross Profit

Gross profit margin for the three months ended June 30, 2014 was 46.9%, as compared to 42.9% for the three months ended June 30, 2013.  This increase in gross profit margin was primarily due to the Company’s decision to sell subscriptions to customers directly in lieu of using a third party administrator, thereby eliminating the direct cost of the third party administrator. The increase was offset by additional sales of radio players which were sold at or below cost to encourage new customers to sign up for programs offered by io4business.  Amounts presented in the cost of sales consist primarily of the fees paid in 2013 to the third party administrator of the io4business program, the cost of radio players, music royalties to applicable governing bodies, commissions to third parties for content and ad sales and expenses relating to receiving payments via credit cards.

Selling, General and Administrative Expenses

The Company is in the process of developing and expanding its operations.  This process requires the addition of listeners and increasing the variety of content. The primary costs to deliver the content are the music programmers, Internet hosting, and related expenses.  This process also requires securing other sources of revenue, such as advertisers, for which the Company predominantly utilizes the services of third parties in exchange for a commission.

For the three months ended June 30, 2014, selling, general and administrative expenses incurred during such period totaled $924,990, an increase of $462,655, or 100.1%, over the $462,335 incurred during the three months ended June 30, 2013. The increase was primarily attributable to an increase of $144,000 from increased professional fees relating to regulatory reporting requirements and the Crowdstream transaction, a $285,000 increase related to routine maintenance and required enhancements to the Company’s website and other technological platforms, an increase of $17,000 in advertising costs, an increase of $14,000 in the cost of directors’ and officers’ insurance and an increase of $17,000 in travel expenses, offset by a decrease of $14,000 in the cost of facilities.

The routine maintenance and required enhancements to the Company’s website and other technological platforms included projects related to the reliability and scale of our network solution for business to business, third party internet radio ad service, subscription services software, a mobile application for iOS and Android, and the expansion of our e-commerce capabilities so that we are able to serve a broader pool of future prospective customers and the addition of value added resellers.

Net Loss

The Company generated a net loss of $827,837 for the three months ended June 30, 2014, which was an increase of $522,552 over the net loss of $305,285 for the three months ended June 30, 2013.   The increase in net loss was due to the Company’s increased selling, general and administrative expenses, as described above, as well as a $54,210 decrease in gross profit.

Six Months Ended June 30, 2014 and 2013

The following table presents the percentage of period-over-period dollar change for the selected line items in the Company’s unaudited consolidated statements of operations for the six months ended June 30, 2014 and 2013.  These comparisons of financial results are not necessarily indicative of future results.

	Six Months Ended June 30,
	2014 (Unaudited)	2013 (Unaudited)	% Change
Sales	$485,756	$769,521	(36.9%)

Cost of sales	248,493	449,303	(44.7%)

Gross profit	237,263	320,218	(25.9%)

Operating expenses:

Selling and general and administrative	1,450,231	845,500	71.5%
Depreciation	17,741	12,157	45.9%

Total expenses	1,467,972	857,657	71.2%

Net loss	$(1,230,709)	$(537,439)	(129.0%)

Revenue

Total revenue for the six months ended June 30, 2014 was $485,756, a decrease of $283,765, or 36.9%, from the total revenue of $769,521 for the six months ended June 30, 2013.

Radioio.com subscription revenue increased by $13,060, or 47.7%, to $40,432 for the six months ended June 30, 2014, as compared to subscription revenue of $27,372 for the six months ended June 30, 2013.  This increase in subscription revenue was primarily attributable to increased promotional efforts in 2014 directed at attracting new subscribers. Advertising revenue decreased by $1,914, or 18.9%, to $8,224 for the six months ended June 30, 2014, as compared to advertising revenue of $10,138 generated by Radioio.com during the six months ended June 30, 2013. This decrease was primarily due to changes in the management of the advertising operations and the transition to the new ad server platform. There were no changes to the operating programs of Radioio.com.

io4business subscription revenue decreased by $202,770, or 44.7%, to $250,473 for the six months ended June 30, 2014, as compared to subscription revenue of $453,243 for the six months ended June 30, 2013. The decrease in subscription revenue for the six months ended June 30, 2014 was due primarily to a program to sell subscriptions to customers directly at a lower average revenue per subscriber in lieu of using a third party administrator. Although io4business subscription revenue decreased 44.7%, its total gross profit only decreased by 6.2%, as a result of higher average gross profit per subscriber.  In addition, io4business generated $57,673 in revenue through the sale of radio players for the six months ended June 30, 2014, as compared to radio player sales of $22,965 for the six months ended June 30, 2013, an increase of $34,708, or 151.1%. This increase in radio player sales was primarily attributable to increased promotional efforts in 2014 directed at attracting new subscribers. The Company did not generate any gross profit on the sale of these players during the six months ended June 30, 2014 or 2013, as many players were utilized as promotional items to entice new subscribers to the programs offered by io4business.

In April 2011, the Company began to sell subscriptions to the Bubba Radio Program, which became known as the Early Enlister program.  The three year Early Enlister program generated over $840,000 in prepaid subscriptions, which resulted in deferred revenue being recorded and recognized over the three year period of the Early Enlister program.  The revenue from the Early Enlister program was recognized pro-ratably over the three year period from April 1, 2011 to March 31, 2014, as earned.  The subscriptions collected in advance were recorded as deferred revenue with the portion to be earned over the upcoming year classified as a current liability.  Radioio Live generated $120,473 in subscriber revenue during the six months ended June 30, 2014, a decrease of $95,198, or 44.1%, from the $215,671 of subscriber revenue generated during the six months ended June 30, 2013.  This decrease in subscriber revenue was primarily attributable to the winding down of the Early Enlister program. Of the subscriber revenue generated during the six months ended June 30, 2014, $69,102 was attributable to the Early Enlister program, as compared to $138,180 for the six months ended June 30, 2013.  The Company is investing resources in subscription management for Radioio Live and anticipates better renewal rates and increased subscriptions for the remainder of 2014.  Upon successfully migrating Radioio Live and Radioio.com subscribers to a new subscription platform near the end of March, 2014, the Company experienced substantially better subscription renewals and new subscribers. In addition, Radioio Live generated $8,481 of advertising revenue during the six months ended June 30, 2014, as compared to $40,132 of advertising revenue generated during the six months ended June 30, 2013.  This decrease of $31,651, or 78.9%, was primarily due to changes in the management of the advertising operations and lower advertising rates.

Gross Profit

Gross profit margin for the six months ended June 30, 2014 was 48.8%, as compared to 41.6% for the six months ended June 30, 2013.  This increase in gross profit margin was primarily due to the Company’s decision to sell subscriptions to customers directly in lieu of using a third party administrator, thereby eliminating the direct cost of the third party administrator. The increase was offset by additional sales of radio players which were sold at or below cost to encourage new customers to sign up for programs offered by io4business.  Amounts presented in the cost of sales consist primarily of the fees paid in 2013 to the third party administrator of the io4business program, the cost of radio players, music royalties to applicable governing bodies, commissions to third parties for content and ad sales and expenses relating to receiving payments via credit cards.

Selling, General and Administrative Expenses

The Company is in the process of developing and expanding its operations.  This process requires the addition of listeners and increasing the variety of content. The primary costs to deliver the content are the music programmers, Internet hosting, and related expenses.  This process also requires securing other sources of revenue, such as advertisers, for which the Company predominantly utilizes the services of third parties in exchange for a commission.

For the six months ended June 30, 2014, selling, general and administrative expenses incurred during such period totaled $1,450,231, an increase of $604,731, or 71.5%, over the $845,500 incurred during the six months ended June 30, 2013. The increase was primarily attributable to an increase of $198,000 from increased professional fees relating to regulatory reporting requirements and the Crowdstream transaction, a $359,000 increase related to routine maintenance and required enhancements to the Company’s website and other technological platforms, an increase of $36,000 in advertising costs, an increase of $28,800 in the cost of directors’ and officers’ insurance and an increase of $30,000 in travel expenses, offset by a decrease of $16,000 in the cost of music programming professional fees and payroll expenses and a decrease of $26,000 in facility expenses.

The routine maintenance and required enhancements to the Company’s website and other technological platforms included projects related to the reliability and scale of our network solution for business to business, third party internet radio ad service, subscription services software, a mobile application for iOS and Android, and the expansion of our e commerce capabilities so that we are able to serve a broader pool of future prospective customers and the addition of value added resellers.

Net Loss

The Company generated a net loss of $1,230,709 for the six months ended June 30, 2014, which was an increase of $693,270 over the net loss of $537,439 for the six months ended June 30, 2013.   The increase in net loss was due to the Company’s increased selling, general and administrative expenses, as described above, as well as an $82,955 decrease in gross profit.

Liquidity and Capital Resources

We have generated operating losses and negative cash flow from operations since inception of our current business in November 2005. We incurred net losses of $1,230,709 and $537,439 for the six months ended June 30, 2014 and 2013, respectively, and we may continue to experience net operating losses.  At June 30, 2014, we had a working capital deficiency of $1,850,006, as compared to a working capital deficiency of $1,429,826 at June 30, 2013.

During the six months ended June 30, 2014, we experienced negative cash flow from operations of $536,042, as compared to negative cash flow from operations of $349,229 during the six months ended June 30, 2013.  Of the $536,042 net of the loss for the six months ended June 30, 2014, $47,536 was attributable to non-cash expenses.  The cash flows from operations other than non-cash items, resulted in an increase of $647,131 for the six months ended June 30, 2014, which is primarily attributable to an increase in accounts payable and accrued expenses of $610,115, a decrease in prepaid consulting of $139,889, a decrease in accounts receivable and unbilled receivables of $28,814 and a decrease in inventory of $3,052 offset by an increase in other prepaid expenses of $35,865 and a decrease in deferred revenue of $98,874. The decrease in deferred revenue, and prepaid consulting expenses is the result of the launch of Radioio Live and the Early Enlister program in the first quarter of 2011 and the payments made to talent and content providers that are recognized as expenses pro-rata in the same manner as subscription revenue, along with the recognition of consulting expense on the prepaid consulting agreements. All items related to the Early Enlister program have been fully recognized as of the quarter ended March 31, 2014.

The Company purchased $1,881 in capital assets during the six months ended June 30, 2014 and did not purchase any capital assets during the six months ended June 30, 2013. On April 29, 2014, Radioio entered into an asset purchase agreement, with Crowdstream pursuant to which Radioio acquired certain assets used in Crowdstream’s mobile application business in exchange for aggregate cash payments of $50,000, which was subsequently reduced to $42,500, by an amendment to the purchase agreement, and the issuance of 86,456 shares of Radioio’s common stock based on the average closing price of Radioio’s common stock on the OTC Bulletin Board on the five trading days preceding the date of the agreement, as defined, which had a value of $60,000 on the date of issuance. Of the required cash payments, $25,000 was paid during the period ended June 30, 2014 with the remaining $17,500 to be paid within six months of the acquisition date. The Company capitalized $50,000 during the six months ended June 30, 2014 for the development and implementation of its new mobile application technology provided by Digipowers.

Net cash provided by financing activities in the six months ended June 30, 2014 was $577,000, as compared to $367,743 for the six months ended June 30, 2013, as the result of the receipt of $577,000 of gross proceeds from the sale of shares of common stock.

As of August 11, 2014, our cash position was approximately $129,000.  Historically, we have relied upon outside investor funds to maintain our operations and develop our business.  We anticipate raising additional capital within the next twelve months from investors for working capital and business expansion needs; however, we can provide no assurance that additional investor funds will be available on terms acceptable to us, if at all. If we are unable to obtain additional financing to meet our working capital requirements, we may have to curtail portions of our business operations. We believe we have access to sufficient funds to continue our current operations through December 31, 2014.

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

Our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Exchange Act, as of the end of the period covered by this quarterly report.  Based on his evaluation, he concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting that applied as of December 31, 2011 and continue to apply as of June 30, 2014.  Our management intends to design and implement processes and procedures that will provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP, as funding becomes available to be able to put the components in place.

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

On May 20, 2014, Turnkey filed a complaint in the United States District Court for the Middle District of Florida against io4business, a wholly-owned subsidiary of Radioio, and other defendants. The complaint alleges unfair competition under the trademark and false advertising provisions of the Lanham Act, conspiracy to violate the Lanham Act, defamation, dissemination of false and misleading advertising to the general public, intentional interference with business relationships, misappropriation of confidential information and breach of contract. Turnkey’s allegations relate to io4business’ relationship with IPC, a cooperative comprised of Subway restaurant franchisees. Turnkey seeks a preliminary and permanent injunction, money damages and attorneys’ fees.

All of the defendants in the action have either challenged the jurisdiction or the venue of the action. IPC and another defendant have filed motions to stay the current proceedings and have such matter moved to arbitration. The Company has filed a motion to transfer venue to the Tampa Division of the Middle District of Florida. These motions have not been acted upon by the court.

The Company is currently moving forward with discovery and will continue to vigorously defend this matter.

Item 1A.	Risk Factors.

The Company is a smaller reporting company and is therefore not required to provide this information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On April 16, 2014, Radioio issued an aggregate of 80,000 shares of its common stock to an individual investor for an aggregate purchase price of $52,000, or $0.65 per share. The Company will use the proceeds from this sale of common stock for working capital and other operational purposes.

On April 17, 2014, Zanett purchased 153,846 shares of Radioio common stock for an aggregate purchase price of $100,000, or $.65 per share. The Company will use the proceeds from this sale of common stock for working capital and other operational purposes. McAdoo Capital, Inc. is the investment manager of Zanett. Zachary McAdoo, the Chairman, President, Chief Executive Officer and Chief Financial Officer of the Company, is the President of McAdoo Capital, Inc.

On April 22, 2014, Radioio issued an aggregate of 50,315 shares of Radioio common stock to three service providers as payment in full for certain services rendered by the service providers to Radioio during 2013 and 2014. The aggregate dollar amount owed by Radioio to these service providers was $38,965. This amount included $21,840 owed to Digipowers, an entity affiliated with Julia Miller, the Chief Operating Officer, Secretary and a director of Radioio. Of the $21,840 owed to Digipowers, $18,645 related to services performed during the year ended December 31, 2013, and $3,195 related to services performed during the three months ended March 31, 2014. Radioio issued 29,120 shares of its common stock to Real eMarketing, Inc., an entity affiliated with Digipowers, in full satisfaction of its obligation to Digipowers, which are included in the aggregate total of 50,315 shares issued to all three service providers referenced above. Radioio used the fair value of $0.69 to determine the per share price for the shares issued to the two unaffiliated service providers, which was the closing price of its common stock on April 21, 2014, and a price per share of $0.75 to determine the per share price for the shares issued to Real eMarketing, Inc., which was the closing price of the common stock on December 31, 2013.

Between May 1, 2014 and June 30, 2014, Radioio issued 269,231 shares of its common stock to Zanett for an aggregate purchase price of $175,000. The Company will use the proceeds from this sale of common stock for working capital and other operational purposes.

In connection with these issuances of common stock, Radioio relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act for sales of securities not involving a public distribution.

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

Issuances of Common Stock

On July 2, 2014, Radioio issued an aggregate of 192,308 shares of its common stock to an individual investor for an aggregate purchase price of $125,000, or $0.65 per share. The Company will use the proceeds from this sale of common stock for working capital and other operational purposes.

On August 5, 2014, Radioio issued an aggregate of 92,308 shares of its common stock to several individual investors for an aggregate purchase price of $60,000, or $0.65 per share. The Company will use the proceeds from these sales of common stock for working capital and other operational purposes.

In connection with these issuances of common stock, Radioio relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act for sales of securities not involving a public distribution.

Item 6.	Exhibits.

See Index to Exhibits commencing on page E-1.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIOIO, INC.

Date: August 13, 2014	By:	/s/ Zachary McAdoo
Zachary McAdoo Chairman, President, Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

2.1	Agreement and Plan of Merger by and between ioWorldMedia, Incorporated and Radioio, Inc. (the “Company”) dated as of October 28, 2013. (Incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on October 29, 2013.)

2.2.1	Asset Purchase Agreement by and between the Company and Crowdstream, Inc. dated April 29, 2014. (Incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the SEC on May 5, 2014.)

2.2.2	Amendment No. 1 to Asset Purchase Agreement by and between the Company and Crowdstream, Inc. dated June 11, 2014. (Incorporated by reference to Exhibit 2.2.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on July 1, 2014.)

3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s annual report on Form 10-K for the year ended December 31, 2013 filed with the SEC on May 21, 2014.)

3.2	Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s annual report on Form 10-K for the year ended December 31, 2013 filed with the SEC on May 21, 2014.)

4.1	Specimen stock certificate representing the Company’s common stock, par value $.001 per share. (Incorporated by reference to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on July 1, 2014.)

10.1	Employment Agreement between the Company and Zachary McAdoo, dated August 28, 2013. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on September 3, 2013.)

10.2	Employment Agreement between the Company and Julia Miller, dated August 28, 2013. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on September 3, 2013.)

10.3	Programming Agreement between Radioio Live, LLC and The Bubba Radio Network, Inc. dated October 15, 2013. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on May 5, 2014.)

10.4	Sublease Letter Agreement between the Company and Mediabistro Inc. dated August 27, 2013. (Incorporated by reference to Exhibit 10.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2013 filed with the SEC on May 21, 2014.)

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s quarterly report on Form 10-Q for the three months June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) balance sheets; (ii) statements of operations; (iii) statements of cash flows; and (iv) notes to the consolidated financial statements.

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

